Form 10-K405
period 1999-12-31
SCIQUEST COM INC
filed 2000-03-30
CIK 1082526

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                --------------

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934
For the fiscal year ended December 31, 1999

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

        For the transition period from                to

                         Commission File No. 000-27803

                                --------------

                               SCIQUEST.COM, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                      Delaware                                             56-2127592
            (State or Other Jurisdiction                                (I.R.S. Employer
         of Incorporation or Organization)                             Identification No.)

         5151 McCrimmon Parkway, Suite 208
            Morrisville, North Carolina                                       27560
      (Address of Principal Executive Offices)                             (Zip Code)

                                 (919) 659-2100
              (Registrant's telephone number, including area code)

                                --------------

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                Title of Each Class                         Name of Each Exchange on Which Registered
                -------------------                         -----------------------------------------
      common stock, par value $0.001 per share                     The NASDAQ National Market

                                --------------

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [_]

  As of February 29, 2000, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $1,361,976,250.

  There were, as of February 29, 2000, 26,464,525 shares of common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the registrant's definitive proxy statement for its annual meeting of stockholders scheduled for May 24, 2000 are incorporated by reference into Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART I

Item 1. Business

Overview

  SciQuest.com is a Web-based, interactive marketplace for scientific and laboratory products used by pharmaceutical, clinical, biotechnology, chemical, industrial and educational organizations worldwide. We have used our extensive industry expertise to design a marketplace that streamlines the traditionally inefficient scientific products supply chain. Our marketplace solutions allow buyers of scientific products to cross-search content and purchase products from multiple suppliers with a single order. Our approach does not give priority to any particular scientific products distributor, which allows us to create an open and scalable marketplace that we believe is more attractive to both buyers and sellers.

  Our marketplace benefits three distinct customers: scientists, purchasing professionals and suppliers. Our solutions reduce the time scientists require to find, compare, purchase, track and manage critical laboratory items, thus allowing them to spend more time on research and testing. Our solutions allow purchasing professionals to reduce procurement costs by automating order processing, consolidating purchase orders and payments, reducing errors and providing more control and information to support enterprise purchasing policies. Our solutions serve as a more efficient sales channel that enables suppliers to expand their market reach and reduce customer acquisition and order processing costs.

  Since our founding in 1995, we have developed a comprehensive online database of over 8,000 suppliers with over 650,000 scientific products. Our online database is a tool used by scientists and purchasing professionals to locate supplies and products. On September 29, 1998, we acquired BioSupplyNet, Inc., which publishes the Source Book, an annual printed catalog of vendors of biomedical research supplies and equipment and scientific products for the biomedical research industry. In April 1999, we introduced our e-commerce marketplace solution to this growing community of online scientific product buyers and suppliers. In the last quarter of 1999 and first quarter of 2000, we entered into agreements to be the exclusive third-party provider of electronic marketplace services in the United States for a period of five years for the following suppliers: Alltech Associates, Inc., Ambion, Inc., Amersham Pharmacia Biotech, Inc., BioWhittaker, a Cambrex Company, Endogen, Inc., NEN Life Science Products, Inc., PerkinElmer, Inc., Pierce Chemical Company, QIAGEN N.V. and Shimadzu Scientific Instruments, Inc. In that same period, we also entered into strategic purchasing agreements with Dow Chemical Company, DuPont Pharmaceuticals Company and Monsanto Company and a letter of intent with Merck & Company, Inc. to be their third-party electronic aggregator for purchases of scientific products in North America for a period of three years.

  The illustration below summarizes the procurement process through our online marketplace:

                     [ILLUSTRATION OF ONLINE MARKETPLACE]

Recent Events

  In March 2000, we acquired EMAX Solution Partners, Inc., a provider of electronic research solutions designed to optimize pharmaceutical drug research operations and expedite drug discovery, for 1,999,833 shares of our common stock, which includes 415,692 shares subject to outstanding options and warrants. EMAX helps clients in life sciences gain a competitive advantage through the application of information technology to speed the process of scientific discovery that leads to drug development. EMAX's OPTIMA software for the management of both proprietary and commercial research substances is designed to enable faster drug development, while decreasing cost per scientific discovery by helping research operations realize the potential of high throughput drug discovery. OPTIMA provides applications for reagent and substance inventory, tracking, requisitioning, receiving, stockroom management and experiment management which are being used by leading pharmaceutical research operations and their supply chain partners.

  We intend to integrate EMAX's proprietary compound and experiment management solution and inventory and tracking solutions with our comprehensive, interactive business-to-business e-commerce marketplace to create a seamless tool that research scientists can use to streamline the drug discovery process.

  The solutions provided by EMAX furthers our goal of empowering the research scientist to be as productive as possible by making many of the administrative activities that all research scientists must perform, as efficient and cost-effective as possible. The acquisition of EMAX enables us to provide electronic and Internet-based solutions to streamline the drug discovery processes of our customers, including large pharmaceutical, biotechnology and life science companies, by integrating their supply chains with critical research processes.

  On February 2, 2000, we acquired all of the outstanding capital stock of SciCentral, Inc. for a total purchase price of $2.5 million, which included the issuance of 40,000 shares of our common stock and the assumption of approximately $32,000 in net liabilities. SciCentral, Inc. provides users with a gateway to online science and technology resources, news and information.

  On January 14, 2000, we acquired all of the outstanding capital stock of Intralogix, Inc. for a total purchase price of $2.1 million, which included the issuance of 26,930 shares of our common stock, $192,000 in cash and the assumption of $73,000 in liabilities. Intralogix provides tools that enable scientists to search, compare and purchase chromatography products for their research needs.

  The EMAX, SciCentral and Intralogix acquisitions were accounted for using the purchase method of accounting. The SciCentral and Intralogix acquisitions were not financially significant as they related to the purchase price or past results of operations of the acquired entities and therefore pro forma financial information has not been presented for these acquisitions.

Industry Background

 The Scientific Products Market

  Based upon data from the Laboratory Products Association, a trade association for laboratory product businesses, and Strategic Directions International, an international management consulting firm specializing in analytical instruments, we estimate that the market for scientific products in 1999 was approximately $11.8 billion in North America and $36.4 billion worldwide. These expenditures are driven, to a large extent, by increases in scientific research and development investments, which are expected to continue to grow. Every year, approximately 200,000 laboratories around the world purchase scientific products from thousands of different suppliers to facilitate research and testing activities. As the demand for scientific products grows, the need for efficient procurement processes becomes more critical.

  The current scientific products market is characterized by:

  .  complex, information-intensive products;

  .  a highly fragmented supply chain; and

  . a heavy concentration of manual purchasing processes consisting of printed catalogs, paper requisitions and telephone and fax orders.

  There are, generally, three types of scientific products: (1) highly technical specialty items used for specific research and testing applications,
(2) commodity products that are used in a broad range of scientific applications, and (3) highly technical instruments and other capital equipment. Suppliers typically sell specialty scientific products and instruments directly to customers, whereas commodity products are typically sold through distributors.

 Limitations of the Traditional Supply Chain

  The traditional supply chain in the scientific products industry does not adequately address the needs of scientists, purchasing professionals or suppliers.

  Scientists. Because scientists are continually developing applications and testing new theories, they are typically unable to forecast many of the chemicals, supplies and equipment that they will need to conduct their research and testing. For this reason scientists often:

  . have immediate needs for critical items that are highly technical and have exacting criteria;

  .  need new products that they have not purchased before; and

  .  must purchase these items from new and different suppliers.

  As a result, it is difficult and time-consuming for scientists to identify, compare and purchase the scientific products required to meet their needs using the traditional approach. In fact, we estimate that a typical laboratory spends up to four hours weekly searching through paper catalogs and product literature and requesting technical data from various suppliers.

  Purchasing Professionals. The product ordering process traditionally has been a paper-based process that requires manual preparation of purchase orders and order tracking. Traditionally, scientists requisition supplies through purchasing professionals within their organizations, who place orders with multiple suppliers by telephone, fax and e-mail. This multi-step manual process is highly susceptible to errors. Additionally, the traditional process makes it difficult for purchasing professionals to enforce purchasing policies among scientists who specify and request products. Buying organizations in a variety of industries that were surveyed by the Aberdeen Group, a computer and communications research and consulting organization, reported that it typically costs $107 per requisition for orders processed manually, compared with $30 on average to process an order through an Internet automated procurement system.

  Suppliers. Traditionally, suppliers have used two sales channels: traditional distributors and direct sales. While traditional distributors can give a supplier access to a broad market, distributors separate suppliers from the ultimate customer and may lack the ability to provide the technical assistance required to sell specialty scientific products and instruments. As a result, traditional distributors normally focus on selling commodity products. Conversely, direct sales provide suppliers with greater control and contact with their customers, enabling them to provide the technical assistance necessary for the sale of specialty scientific products. However, direct sales are often expensive and inefficient. Many suppliers have Web sites that are essentially online versions of their catalogs, but these sites do not address the primary cause of inefficiency for buyers--the inability to find products and consolidate orders from different suppliers quickly and easily through a single service.

 The Online Market Opportunity

  The limitations of the traditional scientific products supply chain and the significant information needs of scientists make the scientific products market well-suited to an automated e-commerce solution. Moreover, the scientific community is already accustomed to using the Internet. According to a recent study by BioInformatics, Inc., 80% of the 680 scientists surveyed had ordered a consumer product or service through the Internet and approximately 38% of them had purchased life science products over the Internet. We believe this indicates that scientists will be comfortable adopting e-commerce solutions for purchases of scientific products. The following percentage of scientists responding to the study rated e-commerce superior to traditional purchasing in each of the following areas:

  . 82% of the 650 respondents rated e-commerce superior in reducing administrative costs;

  . 73% of the 656 respondents rated e-commerce superior in speed of delivery to end users; and

  . 70% of the 663 respondents rated e-commerce superior in fast, accurate ordering.

  Source: BioInformatics, Inc., telephone: 301-961-1985. BioInformatics, Inc. is a market research and consulting firm, specializing in supporting marketing and sales executives in the life science, medical device and pharmaceutical industries.

  For these reasons, we believe that the scientific products market will be an early adopter of e-commerce solutions and that we are well positioned to take advantage of this market opportunity.

The SciQuest.com Marketplace Solution

  The SciQuest.com marketplace solution provides comprehensive public Web sites and customized private sites that address the current limitations of the scientific products supply chain by streamlining the process of buying and selling of scientific products and reducing associated transaction costs. Our distributor-neutral approach allows us to create an open and scalable marketplace that we believe is more attractive to both buyers and suppliers.

  Our solutions serve three primary and distinct customers:

  Scientists. Our solutions offer scientists online tools to streamline the process of finding, comparing, purchasing, tracking and managing laboratory supplies. By reducing the time scientists spend on these functions, our solutions allow them to be more productive and spend more time on research and testing. Our solutions enable a scientist to:

  . search our extensive database, using our industry-leading taxonomies, to compare products, attributes and technical data across multiple suppliers;

  .  locate a specific chemical, equipment or supply item; and

  . consolidate, purchase and track orders from multiple suppliers through the convenience of a single Web site, 24 hours a day, seven days a week.

  Purchasing Professionals. Our solutions allow purchasing professionals to automate order processing, consolidate purchase orders and payments and obtain purchasing information. This provides purchasing professionals with greater access to purchasing information to better monitor and control purchasing patterns and to implement and enforce uniform purchasing policies that reduce procurement costs. Our solutions enable purchasing professionals to:

  .  consolidate purchases from multiple suppliers onto one order;

  .  streamline the purchasing process and reduce the likelihood of errors;

  .  communicate and control purchasing policies and rules; and

  .  access detailed purchasing information and reports.

  In addition, our solutions are designed to be compatible with leading enterprise software systems and do not require organizations to install additional enterprise software systems. This compatibility allows organizations to avoid the expense, time and training typically required to install and support new enterprise software.

  Suppliers. Our solutions offer suppliers a more efficient sales channel that cost-effectively provides many of the benefits of direct sales and distribution. As a result, by participating in our marketplace suppliers can expand their market reach and reduce customer acquisition and order processing costs. Our solutions enable suppliers to:

  . market and sell products more cost-effectively through access to our global audience of scientists and purchasing professionals;

  .  access valuable market and customer data;

  .  leverage our e-commerce functionality without capital investment;

  .  easily update product information;

  .  introduce new products to qualified buyers quickly and economically; and

  .  maintain contact with their customers.

Strategy

  Our objective is to be the leading global solution for buying and selling scientific products. We intend to achieve this objective through the following strategies:

  Leverage Our Brand Equity and Enhance Customer Loyalty. We intend to leverage our strong brand identity to continue to grow our base of qualified scientific buyers and participating suppliers. We will continue to invest heavily in the SciQuest.com brand as well as in the delivery of a high level of customer service. We believe that our strong brand identity coupled with superior customer service will allow us to enhance customer loyalty and facilitate repeat purchases by our customers.

  Maintain Distributor Neutrality. We intend to maintain our distributor neutral position to better serve our users and maximize our market opportunity. We believe that our distributor neutral approach has and will continue to allow us to provide our users access to broad and unbiased product information. We believe that this will maximize the attractiveness of our marketplace to all customer and supplier segments.

  Deepen Our Customer Relationships. We intend to continue to broaden our scientific product and service offerings that provide a comprehensive and efficient solution to the various supply chain and research needs of the scientific community. We believe that the continued extension of our products and services will enhance loyalty and accelerate adoption by scientists. We intend to develop these additional services and functionalities internally as well as explore acquisitions of complementary service offerings. For example, our acquisition of EMAX will enable us to integrate our interactive marketplace with the chemical and reagent management software e-solutions that EMAX has developed and that research scientists and many large pharmaceutical and biotechnology companies use every day to streamline the drug discovery process.

  Leverage Our Strategic Relationships with Suppliers. We intend to leverage our strategic relationships with key suppliers to continue to grow our base of scientific buyers in North America and internationally. These relationships allow us to provide thousands of significant non-commodity laboratory products and services to our customers, which we expect will significantly contribute to the growth and loyalty of our customer base relationships. At the time of our initial public offering, we entered into strategic relationship agreements with eight key suppliers: Ambion, Inc., Amersham Pharmacia Biotech, Inc., BioWhittaker, a Cambrex Company, Endogen, Inc., NEN Life Science Products, Inc., PerkinElmer, Inc., Pierce Chemical Company and QIAGEN N.V. Since our initial public offering, we have added Alltech Associates, Inc. and Shimadzu Scientific

Instruments, Inc. to our list of strategic supplier relationships, and we intend to continue to enter into similar agreements with additional key suppliers. These strategic suppliers benefit from our growing base of large buyers of scientific products, from our value added e-commerce service, from our distributor neutral position, from our strong brand, and from the efficiency that results from having only one provider of electronic marketplace services.

  Expand Internationally. We believe that the global reach of the Internet and worldwide demand for scientific products presents a significant opportunity for us to expand internationally. Our Web sites have to date been accessed by buyers located in over 60 countries. As we continue to expand our product offerings, we believe that we will attract a larger base of users globally. We intend to leverage our strategic partnerships with key suppliers and buyers in order to accelerate our international expansion since a significant number of our partners already conduct business on a global scale. In addition, we intend to invest resources and capital to expand our sales and marketing efforts internationally in order to better address the needs of our customers worldwide.

  Leverage Our Existing E-Commerce Infrastructure. We intend to leverage our e-commerce infrastructure to expand our marketplace services beyond the scientific products market. For example, we intend to provide services and products that streamline our current customers' research and development processes such as effective procurement and management of proprietary chemicals and substances. We also intend to apply our acquired business-to-business knowledge, market making capabilities, and e-infrastructure across new market segments where there are synergies with our existing customer and supplier base. For example, we intend to expand our Internet based solutions to streamline the processes of buying and selling all scientific and other products and services used by science intensive companies, to create new comprehensive e-commerce "exchanges" for each vertical customer segment.

Products and Services

  SciQuest.com is a Web-based marketplace that serves the needs of scientists and purchasing professionals by providing an easy to use comprehensive portfolio of solutions. Leveraging our existing customer base and extensive industry knowledge, we have built a market-driven portfolio of services. In addition to our primary offering, an e-commerce marketplace for public and private buyers, we offer customers extensive online products and services, including a comprehensive sourcing guide, used equipment auctions, discounted products and other resources. In addition to these Web-based services, we publish and distribute a printed Source Book. Our services enable buyers and suppliers to efficiently gather and update product information, conduct transactions and facilitate post-order activities. Set forth below is a detailed description of our products and services. We believe this comprehensive service offering provides our customers with a unique online marketplace for scientific products.

 SciQuest.com Marketplace Solutions

  A primary component of the SciQuest.com marketplace solution is our electronic purchasing service that allows users to buy chemicals, supplies, lab equipment and other scientific products from our growing database of over 430 suppliers. Buyers are able to search our proprietary life science taxonomy, a hierarchical classification structure for organizing product content, developed by Cold Spring Harbor Laboratory and our analytical and basic laboratory supply taxonomy developed by Cahners Business Information. Buyers can also search across multiple suppliers' products simultaneously, compare product attributes, order products from multiple suppliers on one consolidated order form, track order status, receive one invoice and have a single point of contact for customer service. Buyers can also track order history and create a customized list of frequently purchased products for easy repurchase.

  Once a buyer submits an order to us, our customer care professionals oversee the order fulfillment process. We purchase the items from suppliers at either a pre-negotiated price or at a discount from the suppliers' list price and arrange for shipment from the suppliers directly to the purchaser. We do not physically take possession of the products. After the suppliers ship the items, we present to the buyer a consolidated invoice for the products purchased. Buyers then pay us by credit card/procurement card or through a more traditional account setup and payment system.

  For customers requiring specific customization, such as pre-negotiated pricing discounts from preferred suppliers or more advanced integration with enterprise systems, we offer customized versions of our marketplace that allow scientists in leading pharmaceutical, clinical, biotechnology, chemical, industrial and educational organizations to access enterprise-specific pricing while also facilitating internal approval, workflow routing and financial system integration.

 Sourcing Guide

  In addition to our e-commerce offerings, our proprietary, Web-based Sourcing Guide provides a broad database of product information from more than 8,000 suppliers and service providers. Given the large number of industry suppliers and fragmented nature of the scientific products market, having a comprehensive database of suppliers and products is an important value-added service for our customers. If a potential buyer is unable to purchase the desired products through our e-commerce solutions, our Sourcing Guide provides a means of identifying an alternative source for that product. We believe this unique service engenders loyalty, repeat usage and customer satisfaction relative to competitive offerings.

 SciQuest.com Auctions

  Our Web-based Auctions service enables customers to buy and sell used and refurbished capital equipment and instrumentation through online auctions. Auctions allows suppliers and laboratories to easily sell used equipment while maximizing its value through the auction process. Auctions provides buyers an economically attractive alternative to buying new products.

 SciQuest.com LabDeals

  Our Web-based LabDeals service is devoted to the sale of surplus scientific products at discount prices. LabDeals provides suppliers with an additional sales outlet for slow moving, obsolete or excess inventory. LabDeals provides buyers access to an inventory of surplus scientific products at prices discounted below manufacturers' suggested list price.

 SciQuest.com Resources

  Our Resources area offers a broad range of information and reference materials for laboratory scientists. For instance, molecular biologists can access our proprietary BioToolKit, one of the most comprehensive annotated listings of databases related to molecular biology research currently available on the Web. Our Ask Joe service helps customers locate hard-to-find items by putting them in touch with our staff scientists. Our SciMail allows buyers to simultaneously broadcast requests for technical data, product information and price quotations to multiple suppliers. We intend to further expand our Resources area to offer a broader array of information and reference materials for laboratory scientists.

 Source Book

  In addition to our Web-based products and services, we also offer the Source Book, the dominant print product directory for life scientists. The Source Book utilizes the product taxonomy, a hierarchical classification structure for organizing product content, developed by Cold Spring Harbor Laboratory and contains product listings from more than 1,400 suppliers. In 2000, we expect 70,000 copies of the Source Book to be distributed to scientists in pharmaceutical, clinical, biotechnology, chemical, industrial and educational organizations. Its corresponding Web site, www.biosupplynet.com, which went online in 1995, was the first Web-based product directory for the biomedical research community. The Source Book helps accelerate buyer adoption of our Web-based purchasing solutions.

Sales & Marketing

  We market and sell our portfolio of solutions through direct sales, traditional and Internet marketing initiatives and co-marketing relationships. Our primary audiences in the pharmaceutical, clinical, biotechnology, chemical, industrial and educational markets are laboratory scientists, who drive the decision-making process, and purchasing professionals, who drive the procurement process.

  Our experienced sales force concentrates on selling our enterprise compatible solutions to larger purchasing organizations. We also sell our purchasing solutions to medium-sized and smaller buyers. In addition, our sales team assists suppliers in offering their products through our e-commerce solutions. Our sales professionals average over 17 years of scientific products industry experience. By leveraging their experience, we expect to continue to attract and retain scientists, purchasing professionals and suppliers, thereby growing our installed customer base and increasing repeat purchases.

  We leverage a variety of marketing channels to build our brand equity as well as promote our solutions to both buyers and suppliers. These channels include direct marketing, print and online advertising, trade shows and seminars. We intend to use public relations group to communicate new product and service offerings and other enhancements to industry analysts and targeted scientific and business press on a regular basis through a combination of press releases, phone briefings, in-person meetings and trade show appointments.

  As of December 31, 1999, we had 51 people in our sales and marketing group.

Strategic Relationships

  We believe that a key element to the successful implementation of our business strategy is to establish strategic relationships with prominent buyers and suppliers of scientific products. We believe these relationships will assist us in accelerating our aggregation of content, increasing the transaction volume on the SciQuest marketplace, achieving further brand awareness and building a critical mass of important core customers.

 Strategic Relationships--Purchasing

  We have entered into agreements with Dow Chemical Company, DuPont Pharmaceuticals Company and Monsanto Company and a letter of intent with Merck & Company, Inc. to establish purchasing relationships. Pursuant to these agreements, we will be the exclusive third-party electronic aggregator for purchases of scientific products in North America for Dow Chemical Company, DuPont Pharmaceuticals Company and Merck & Company, Inc. and an approved third-party electronic aggregator for purchases of scientific products in North America for Monsanto Company. As an exclusive third-party electronic aggregator, we will be the sole electronic means by which Dow Chemical Company, DuPont Pharmaceuticals Company and Merck & Company, Inc. purchase scientific products that are not sold primarily through traditional distributors. As a third-party electronic aggregator, we will be an electronic means by which Monsanto may purchase scientific products that are not sold primarily through traditional distributors. Each of these agreements provides that:

  . the purchaser will use its reasonable efforts to purchase at least $5.0 million of scientific products annually through our marketplace but otherwise there are no minimum purchase commitments;

  . the purchaser will participate in case studies of our marketplace and otherwise promote our marketplace within the scientific products industry; and

  . we will be the exclusive third-party electronic channel for marketing and selling its used, refurbished and surplus scientific equipment.

  In connection with these relationships, we have issued warrants to purchase an aggregate of 328,914 shares of our common stock at an exercise price of $0.01 per share. These warrants vest in equal annual installments over three years. In addition, we have agreed to issue to each of these purchasers additional incentive warrants, the number of which will be based on that purchaser's volume of purchases through the SciQuest.com marketplace during the years 2000, 2001 and 2002. These incentive warrants will be issued on February 15, 2001, 2002 and 2003, at an exercise price of $16.00, and will be exercisable upon issuance for a period of five years.

  In addition, we have sent non-binding term sheets to several buyers to be their third-party provider of electronic marketplace services. We have issued warrants to purchase 185,000 shares in connection with these term sheets. The warrants issued to any buyer will terminate as of March 31, 2000 unless a definitive agreement incorporating the provisions of the term sheet is entered into by that date. We cannot assure you that we will enter into definitive agreements with any of these buyers.

 Strategic Relationships--Suppliers

  We have entered into agreements to be the exclusive third-party provider of electronic marketplace services in the United States for a period of five years for the following suppliers of scientific products:

  .  Alltech Associates, Inc.;

  .  Ambion, Inc.;

  .  Amersham Pharmacia Biotech, Inc.;

  .  BioWhittaker, a Cambrex Company;

  .  Endogen, Inc.;

  .  NEN Life Science Products, Inc.;

  .  PerkinElmer, Inc.;

  .  Pierce Chemical Company;

  .  QIAGEN N.V.; and

  .  Shimadzu Scientific Instruments, Inc.

  These agreements provide that:

  . we will be the exclusive third-party provider of electronic marketplace services in the United States for a period of five years;

  . the suppliers will promote our marketplace, including participating in co-marketing and advertising programs;

  . these suppliers will have the opportunity to elect four of the seven members of our Board of Governors, which will consist of various members of the scientific products industry and will serve as an advisory board for our management by providing suggestions and feedback and reviewing potential new services;

  . these suppliers will utilize our marketplace for their purchases of scientific products;

  . these suppliers may terminate the exclusive nature of the agreement after 18 months, subject to forfeiture of outstanding warrants; and

  . these agreements may be terminated by either party for material breach or upon the occurrence of bankruptcy or similar events.

  In connection with these agreements, we have issued warrants to purchase up to an aggregate of 3,770,266 shares of our common stock at an exercise price of $0.01 per share. These warrants generally vest in equal installments over four or five years. A supplier's warrants will terminate automatically if that supplier terminates the exclusive nature of our relationship or otherwise terminates the agreement.

  We believe that these exclusive supplier relationships will provide us with a competitive advantage by assisting us in accelerating our aggregation of product content and providing potential buyers with a broader range of products.

  In addition, we have sent non-binding term sheets to approximately 20 suppliers to be their third-party provider of electronic marketplace services. We have issued warrants to purchase 751,000 shares in connection with these term sheets. The warrants issued to a supplier will terminate as of March 31, 2000 unless a definitive agreement incorporating the provisions of the term sheet is entered into by that date. We cannot assure you that we will enter into definitive agreements with any of these suppliers.

 Co-Marketing Relationships

  We have entered into co-marketing agreements with several leading Web-based scientific communities, such as ChemWeb and BioMedNet. Through the relationships with ChemWeb and BioMedNet, we gain access to their over 725,000 members. Under these agreements, ChemWeb and BioMedNet maintain on their sites a hyperlink to a co-branded page from which their members can link directly to our e-commerce marketplace, or to the BioSupplyNet search directory. Under the agreements with ChemWeb and BioMedNet, we have agreed to pay usage fees for each month in which a minimum number of members accesses the co-branded page, plus a per search charge. ChemWeb and BioMedNet have also agreed to collaborate with us on certain co-marketing activities and to share certain demographic information. Both agreements terminate on December 31, 2000.

  We also have entered into a Joint Marketing and Cooperation Agreement with Cold Spring Harbor Laboratory that gives us access to its global audience of laboratory manual buyers. Under the terms of this agreement, Cold Spring Harbor Laboratory has agreed to provide marketing support for BioSupplyNet and the Source Book until September 29, 2003, including distribution of the Source Book and promotional materials, publication of advertisements in its publications and the publications of the Cold Spring Harbor Press, creation of links from its sites, and access to the Cold Spring Harbor Press customer mailing lists. The Cold Spring Harbor Laboratory Press publishes the leading laboratory techniques manuals in the life science community. The Source Book is referenced in the manuals as being the source to turn to when one needs to find suppliers for needed products. In addition, the Source Book is distributed with every laboratory manual sold in the United States and at all of the Cold Spring Harbor Laboratory scientific meetings and courses throughout the year.

  In March 1999, we entered into a Collaboration Agreement with Cahners Business Information, a division of Reed Elsevier, under which we are able to offer timely new product information to our users for products listed on the Cahners sites by linking to the new product information contained on certain Cahners' Web sites. The agreement also provides for the creation of links between our Web sites and Cahners' Web sites that contain product directories. Through our relationship with Cahners, we can offer our customers access to Cahners' analytical and basic laboratory supply taxonomy. Under the agreement, we have agreed to pay referral fees for all product sales by customers referred to us from or through Cahners when the aggregate sales exceed a specified minimum amount in any twelve month period. The agreement also appoints Cahners as our exclusive sales representative for online advertisements on our public Web sites and gives us the right to place online or print advertisements on Cahners' Web sites and in Cahners' publications. The agreement has a two-year term and is automatically renewed thereafter. Either party may terminate the agreement upon a material breach by the other party or in the event of bankruptcy or similar events, or upon 90 days' notice or anytime after August 1, 1999. Under a second agreement with Cahners entered into in August 1999, Cahners was appointed as our exclusive sales representative for advertisements for the Source Book for a period of one year. The agreement automatically renews for one year periods thereafter. The agreement is terminable by us for breach, by Cahners upon bankruptcy or similar events, at any time by mutual agreement or by either of us upon 90 days' notice.

Technology

  We have integrated a broad array of specialized site management, search and buyer interaction technologies, content management applications and transaction processes and fulfillment services. We are using our own proprietary programs and, where appropriate, commercially available, licensed technologies.

  We have developed our e-commerce solutions utilizing development methodologies and tools that enable rapid development and deployment of customized versions of our public marketplace. We believe this will allow us to quickly deliver customer specific solutions while minimizing development time and costs. Our database is designed to be scalable to accommodate the expected growth in the number of products offered. We also convert and maintain the product data provided by suppliers for inclusion in our database.

  We own all of our front-office and back-office production servers and Web site hardware. Our Web sites run off multiple redundant product application servers. Our production servers are located at a third-party network operating center located in Durham, North Carolina, which provides 24-hour systems support, as well as connectivity to all major Internet bandwidth via redundant high speed T-3 connections. The server and network architecture is designed to provide high speed and reliability for the operation of our Web sites and all our communications.

  As of December 31, 1999, we had 75 people in our development and data management groups. Development expenses were $140,000 in 1997, $1.2 million in 1998 and $9.0 million in 1999. We intend to continue to invest significantly in enhancing our technology.

Intellectual Property

  We rely on a combination of trade secret, copyright and trademark laws, license agreements, nondisclosure and other contractual provisions and technical measures to protect our proprietary rights in our products, technology and processes. We pursue the registration of our trademarks in the United States and internationally, however, we may not be able to secure adequate protection for our trademarks in the United States and other countries. We have applied for registration of the marks SCIQUEST.COM, LABDEALS.COM and the SciQuest.com logo in the United States and for SCIQUEST in the European Union. SCIQUEST, SCIMAIL and BIOSUPPLYNET are our registered trademarks in the United States. Our software technology is not patented and existing copyright laws offer only limited practical protection. We cannot guarantee that the legal protections on which we rely will be adequate to prevent misappropriation of our technology. Moreover, these protections do not prevent independent third-party development of competitive products or services. Furthermore, the validity, enforceability and scope of protection of intellectual property in Internet-related industries is uncertain and still evolving. The laws of some foreign countries do not protect intellectual property to the same extent as do the laws of the United States. We believe our products, trademarks and other proprietary rights do not infringe upon the proprietary rights of third parties. However, we cannot provide any guarantees about the third-party products sold on our Web sites or that third parties will not assert infringement claims against us in the future or that any such assertion will not require us to enter into a license agreement or royalty agreement with the party asserting a claim. If the products sold on our Web sites infringe the proprietary rights of third parties, we may be deemed to infringe those rights by selling such products. Even the successful defense of an infringement claim could result in substantial costs and diversion of our management's efforts.

  We also license, and will continue to license, certain content for our online services from third parties. Additionally, we intend to license a significant portion of our transaction fulfillment system from third parties. These licenses may not be available to us on favorable terms in the future. In addition, we must be able to successfully integrate this content in a timely and cost-effective manner to create an effective finished product. If we fail to obtain necessary content on favorable terms, are unable to successfully integrate this content or if we are unable to continue to license our order fulfillment transaction systems on favorable terms, it could have a material adverse effect on our business operations.

Competition

  The online scientific products market is new, rapidly evolving and intensely competitive. Our primary competition includes the following:

  E-Commerce Providers. A number of e-commerce providers have established online marketplaces and are attempting to build an online e-commerce brand in the scientific products market. These competitors include businesses such as Chemdex Corporation, a subsidiary of Ventro Corporation.

  Online Scientific Communities. There are a number of Web sites that have created e-communities to serve the information needs of the scientists. Traditionally, these communities have provided a means of retrieving scientific information as well as providing discussion groups, bulletin boards and directories. Increasingly, these communities include an e-commerce function that may compete with our product offerings. These communities are operated by companies such as VerticalNet.

  Suppliers' E-Commerce Initiatives. Many suppliers have developed their own e-commerce enabled Web sites. As the online market for scientific products and services grows, we expect that these and other scientific suppliers will further develop their own online services.

  We believe that companies in this market compete based on:

  .  brand recognition;

  .  number and quality of product offerings;

  .  price;

  .  ease of use; and

  .  customer service and fulfillment capabilities.

  Competition is likely to intensify as this market matures. As competitive conditions intensify, competitors may:

  . enter into strategic or commercial relationships with larger, more established and well-financed companies;

  .  secure services and products from suppliers on more favorable terms;

  .  devote greater resources to marketing and promotional campaigns;

  .  secure exclusive arrangements with buyers that impede our sales; and

  .  devote substantially more resources to Web site and systems development.

  Our current and potential competitors' Web sites may achieve greater market acceptance than ours. Many of our existing and potential competitors, including large traditional distributors, have longer operating histories in the scientific products market, greater name recognition, larger customer bases and greater financial, technical and market resources than we do.

  In addition, new technologies and the expansion of existing technologies may increase competitive pressures. As a result of increased competition, we may experience reduced operating margins, as well as loss of market share and brand recognition. We cannot be certain that we will be able to compete successfully against current and future competitors and competition could have a material adverse effect on our revenue growth and earnings.

Government Regulations

  We are subject to various laws and regulations relating to our business, which include numerous laws and regulations generally applicable to the chemical, pharmaceutical, controlled substances, human and biological reagents, and nuclear chemical businesses, and environmental spills. Although we take legal title to the products offered through our marketplace, we do not take physical possession of a shipment during any part of the transaction. Legal title generally passes to the buyer at the time of product shipment. As a result, we have historically relied, and will in the future rely to a substantial degree, upon our suppliers to meet all packaging, distribution, labeling, hazard and healthy information notices to purchasers, record keeping and licensing requirements applicable to transactions conducted through our system. In addition, we rely upon our carriers to comply with regulations regarding the shipment of hazardous materials sold through our system. At times, we may be unable to verify the accuracy of our suppliers' regulatory staff determinations and regulatory compliance. We could be fined or exposed to civil or criminal liability, including monetary fines and injunctions, if the applicable governmental regulatory requirements are not fully met by our suppliers, carriers or by us directly.

  Due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted or interpreted in the United States and abroad with particular applicability to the Internet. It is also possible that new laws and regulations may be adopted or interpreted by the United States and foreign governments, to address the sale and distribution of scientific research products utilizing the Internet. In addition, it is possible that governments may enact legislation that may be applicable to us in areas such as content, product distribution, network security, encryption and the use of key escrow, data and privacy protection, electronic authentication or "digital" signatures, illegal and harmful content, access charges and re-transmission activities. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, content, taxation, defamation, personal privacy, product liability and environmental protection, as well as the necessity for governmental permits, labeling, certifications and the need to supply information to relevant parties, is uncertain. Most of these laws were adopted before the widespread use and commercialization of the Internet and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Any export or import restrictions, new legislation or regulation or governmental enforcement of existing regulations may limit the growth of the Internet, increase our cost of doing business or increase our legal exposure. Any of these factors could have a negative effect on our business, revenues, results of operations and financial condition.

  We collect sales taxes in the jurisdictions where we are required to do so. Our failure to properly collect and pay such taxes in all of such jurisdictions could subject us to penalties that could adversely affect our earnings. Even if we do collect taxes properly for each of the jurisdictions required, the collection and payment of such taxes causes us to incur significant administrative effort and expense.

Employees

  As of December 31, 1999, we had 198 full-time employees. None of our employees are covered by a collective bargaining agreement. We consider our relations with our employees to be good.

Directors and Executive Officers

  Our directors and executive officers and their ages as of December 31, 1999 are as follows:

      Name               Age                      Position
      ----               ---                      --------
M. Scott Andrews........  34 President, Chief Executive Officer and Director
Peyton C. Anderson......  33 Vice President of Business Development and Director
Lyle A. Brecht..........  52 Chief Business Development Officer
Antony Francis..........  49 Vice President of Operations
Robert M. Fusillo.......  33 Chief Information Officer
Cecil Kost..............  46 Executive Vice President
James J. Scheuer........  53 Chief Financial Officer
Bruce J. Boehm..........  45 Director
Noel J. Fenton..........  61 Director
Gautam A. Prakash.......  30 Director
Alan J. Taetle..........  36 Director
Timothy T. Weglicki.....  48 Director

  M. Scott Andrews co-founded SciQuest.com in November 1995 and serves as our Chief Executive Officer and as a director. From November 1995 to January 2000, Mr. Andrews also served as our President. From October 1991 to January 1996, Mr. Andrews was a sales professional for Baxter Healthcare Corporation, a scientific products company, which was acquired by VWR Scientific Products Corporation. From May 1987 to October 1991, Mr. Andrews served in the U.S. Army as an aviation officer. Mr. Andrews received an M.B.A. from the University of North Carolina at Chapel Hill and a B.S. in business management from the United States Military Academy at West Point. Mr. Andrews currently serves as a director of the North Carolina BioScience Fund.

  Peyton C. Anderson co-founded SciQuest.com in November 1995 and serves as our Vice President of Business Development and as a director. From August 1989 to January 1996, Mr. Anderson was a sales manager for Butler Manufacturing Company, a metal buildings company. Mr. Anderson is a director of the Council for Entrepreneurial Development, a mentoring organization for the North Carolina entrepreneurial community. Mr. Anderson received an M.B.A. from the University of North Carolina at Chapel Hill and a B.A. from the University of Richmond, Phi Beta Kappa.

  Lyle A. Brecht has served as Chief Business Development Officer since August 1999, Vice President of Data Services from December 1998 to August 1999 and Executive Vice President from October 1998 to December 1998. From October 1996 to December 1998, Mr. Brecht served as President and Chief Operating Officer and was co-founder of BioSupplyNet, Inc., a life science resource company that was acquired by SciQuest.com in September 1998. From March 1996 to October 1996, Mr. Brecht served as a consultant for Harris & Harris Group, PC, business development investment firm. From October 1994 to January 1995, Mr. Brecht served as President of Applied Research and Technology, Inc., an Internet commerce company. From July 1991 to December 1994, Mr. Brecht served as President of Blue Heron Group, Inc., a publishing and data analysis company. Mr. Brecht received an M.B.A. from Harvard University, and an M.S. in applied ecology and a B.A. in psychology and mathematics from the University of Minnesota.

  Antony Francis has served as our Vice President of Operations since February 1999. From June 1994 to January 1999, Mr. Francis served as Vice President/General Manager of the Logistics, and Customer Services Division for the Federal Express Corporation at the European, Middle Eastern and African headquarters. While at Federal Express, Mr. Francis also worked as managing director of Financial Controls and Reporting and as managing director and regional controller for the European headquarters from September, 1988 to June, 1994. Mr. Francis also served as Finance and Administration Director for subsidiaries of the Guinness Group and Elf Aquitaine from 1979 to 1988, after ten years with Ernst & Young. Mr. Francis is a chartered public accountant (England and Wales certified) and a Fellow of the Institute of Transport & Logistics (UK).

  Robert M. Fusillo has served as our Chief Information Officer since November 1998. From September 1990 to October 1998, Mr. Fusillo served as Director of Applications Development in the Information Systems Division of Wal-Mart Stores, Inc. Prior to his employment with Wal-Mart, Mr. Fusillo was a senior programmer for the Carrier Access Billing System at Nynex, a telecommunications service company. Mr. Fusillo received a B.S. in computer science from State University of New York at Buffalo.

  Cecil Kost has served as our Executive Vice President since September 1999. From March 1996 to December 1998, Mr. Kost served as President and Chief Operating Officer of Oncor, Inc., a biotechnology company. From June 1976 to October 1995, Mr. Kost served as Senior Vice President of Curtin Matheson Scientific, a distributor of scientific products where he was responsible for their industrial, clinical and international business sectors and clinical diagnostic manufacturing operations. Mr. Kost is a former Chairman of the Laboratory Products Association, a trade association of businesses serving industrial and research laboratories. Mr. Kost received a B.S. in biology from Tulane University.

  James J. Scheuer has served as our Chief Financial Officer since September 1998. From March 1996 to March 1998, Mr. Scheuer served as Chief Operating Officer and later Chief Financial Officer for Boise Marketing Services, Inc., a subsidiary of Boise Cascade Office Products Corporation, and its predecessor. From December 1989 to March 1996, Mr. Scheuer served as Senior Vice President-- Group Executive/Chief Financial Officer of Hickory Farms, Inc., and the President of Canadian Hickory Farms, Ltd. From 1970 to 1989, Mr. Scheuer was employed by Deloitte Haskins & Sells and was the partner in charge of its Jacksonville, Florida office from 1985 to 1989. Mr. Scheuer is a certified public accountant and received his B.A. in business administration from the University of Wisconsin--Oshkosh.

  Bruce J. Boehm has served as a director of SciQuest.com since October 1997. Mr. Boehm has been active as an originator of and investor in early stage technology companies since 1992. Mr. Boehm holds M.B.A. and M.S. degrees from Stanford University and a B.S. from the Massachusetts Institute of Technology.

  Noel J. Fenton has served as a director of SciQuest.com since November 1998. Mr. Fenton has been a Managing General Partner of Trinity Ventures since 1986. From 1964 to 1986, he was a co-founder of three venture capital backed start-up companies, for two of which, Acurex Corporation and Covalent Systems Corporation, he served as CEO. Mr. Fenton received an M.B.A. from Stanford University and a B.S. from Cornell University.

  Gautam A. Prakash has served as a director of SciQuest.com since October 1998. Mr. Prakash is a partner with Bessemer Venture Partners, which he joined in 1993. He is a director of a number of privately held electronic commerce and healthcare companies. Prior to joining Bessemer, Mr. Prakash worked for McKinsey & Co. Mr. Prakash graduated from Yale University with a B.S. in molecular biophysics and biochemistry and a B.A. in economics.

  Alan J. Taetle has served as a director of SciQuest.com since August 1998. Mr. Taetle has been a General Partner with Noro-Moseley Partners, a venture capital firm, since May 1998. From March 1995 to April 1998, Mr. Taetle was Executive Vice President of Marketing and Business Development for MindSpring Enterprises, an Internet service provider. From November 1992 to March 1995, Mr. Taetle served as Director of Operations and Product Management at CogniTech Corporation, a developer of retail management software. Mr. Taetle received an M.B.A. from Harvard Business School and a B.A. in Economics from the University of Michigan.

  Timothy T. Weglicki has served as a director of SciQuest.com since May 1999. Since December 1993, he has been principally employed as a Managing Member of ABS Partners, L.P., the General Partner of ABS Capital Partners, L.P., a private equity fund. Prior to that date, he was principally employed as a Managing Director of Alex. Brown & Sons Incorporated where he established and headed its Capital Markets Group. Mr. Weglicki holds an M.B.A. from the Wharton Graduate School of Business and a B.A. from Johns Hopkins University. Mr. Weglicki is a director of ElderTrust, a healthcare real estate investment trust, and a number of privately held companies.

  There are no family relationships between any of our directors or executive officers.

Item 2. Properties

  Our headquarters are located in Morrisville, North Carolina, where we currently sublease approximately 41,000 square feet of office space. This lease expires in February 2002. We have entered into a five-year lease for an additional 93,000 square feet of office space at our headquarters location. We expect these facilities to be sufficient for the foreseeable future.

  We maintain an office in Plainview, New York, where our wholly-owned subsidiary, BioSupplyNet, is located. This space is shared with Cold Spring Harbor Laboratory Press and is rented on a month to month basis.

  We have also entered into a sublease for approximately 2,300 square feet of office space extending to December 31, 2002 for the offices of our subsidiary, Internet Auctioneers International, Inc., located in Mountain View, California.

Item 3. Legal Proceedings

  We are not a party to any material legal proceedings.

Item 4. Submission Of Matters to a Vote of Security Holders

  Effective as of November 12, 1999, our stockholders, acting by written consent pursuant to Section 228 of the Delaware General Corporation Law (the "DGCL"), approved an amendment to the Amended and Restated Certificate of Incorporation which provided for (i) a 1.516643-for-1 share stock split with respect to each issued and outstanding share of the Class A Common Stock, and
(ii) the reclassification (or renaming) of the Class A

Common Stock as Common Stock. 6,976,650 votes were cast in favor of the proposed amendment and there were no votes against.

  Effective as of November 16, 1999, our stockholders, acting by written consent pursuant to Section 228 of the DGCL, approved (i) the Second Amended and Restated Certificate of Incorporation in connection with our initial public offering, which was completed on November 19, 1999, and (ii) the adoption of the SciQuest.com, Inc. 1999 Stock Incentive Plan which authorized the issuance of a total of 2,854,998 shares of our Common Stock pursuant to awards made under the Stock Incentive Plan. Both actions were approved conditioned upon the happening of and effective upon the closing of our initial public offering. 12,481,719 votes were cast in favor of both actions and there were no votes against.

  Notice of the foregoing actions was properly provided to our stockholders who did not consent in writing, in accordance with Section 228 of the DGCL.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

  SciQuest's common stock is traded on The Nasdaq National Market under the symbol "SQST". The price per share reflected in the table below represents the range of low and high closing sale prices for the Company's common stock as reported by The Nasdaq Stock Market for the quarters indicated:

       Quarter Ended                     High Price                                   Low Price
       -------------                     ----------                                   ---------
     December 31, 1999                    $84.125                                      $27.375

  The closing sale price of the Company's common stock as reported by The Nasdaq Stock Market on March 27, 2000 was $36.125.

  The number of shareholders of record of the Company's common stock as of February 29, 2000, was approximately 260.

  We have never declared or paid cash dividends on our capital stock and we do not anticipate declaring or paying any cash dividends for the foreseeable future. We currently expect to retain all earnings, if any, for investment in our business.

 Recent Sales of Unregistered Securities

  The share numbers presented below are provided with respect to our shares of common stock and Series A convertible preferred stock, Series B mandatorily redeemable convertible preferred stock, Series C convertible preferred stock, Series D mandatorily redeemable convertible preferred stock and Series E convertible preferred stock and reflect (1) various stock splits and (2) the recapitalization of the Series A convertible preferred stock, Series B mandatorily redeemable convertible preferred stock, Series C convertible preferred stock, Series D mandatorily redeemable convertible preferred stock and Series E convertible preferred stock into common stock, which occurred immediately prior to completion of our initial public offering.

  Except as described below, there have been no securities sold by us within the last year that were not registered under the Securities Act.

  (a) Issuances of Securities

  On July 30, 1999, we issued an aggregate of 114,995 shares of Series E convertible preferred stock in connection with our acquisition of Internet Auctioneers International, Inc., in exchange for the shares of capital stock of the former stockholders of Internet Auctioneers International, Inc.

  In May and June 1999, we sold an aggregate of 3,312,720 shares of Series D mandatorily redeemable convertible preferred stock to certain of our existing stockholders and new investors, with attached stock purchase warrants exercisable for an aggregate of 1,004,829 shares of common stock, at an aggregate offering price of $37,500,000.

  On March 1, 1999, we sold 89,408 shares of restricted Series C convertible preferred stock to Antony Francis, our vice president of operations, at an aggregate purchase price of $250,000.

  In October and December 1999, we agreed to issue warrants to acquire an aggregate of 3,724,307 shares of common stock at an exercise price of $0.01 to Ambion, Inc., Amersham Pharmacia Biotech, Inc., BioWhittaker, a Cambrex Company, Dow Chemical Company, DuPont Pharmaceuticals Company, Merck & Company, Inc., Monsanto Company, Endogen, Inc., NEN Life Science Products, Inc., PerkinElmer, Inc., Pierce Chemical Company and QIAGEN N.V.

  All references in this subsection (a) to number of shares and exercise price for preferred stock do not reflect the effect of the 1.516643 to 1 common stock split effected in November 1999. All of our outstanding preferred shares were converted to our common stock upon completion of our initial public offering as were all outstanding warrants to purchase preferred stock.

  (b) Hambrecht & Quist, LLC, served as placement agent in connection with the offer and sale by us of our Series D convertible preferred stock and related warrants to purchase Class A common stock and has received compensation in the form of cash and warrants for such services. Except as so noted, underwriters were involved in connection with the sales of securities referred to in paragraph (a) of this Item 5.

  (c) The convertible promissory notes, the warrants and the shares of Class B common stock, Series C convertible preferred stock, Series D mandatorily redeemable convertible preferred stock and Series E convertible preferred stock described in paragraph (a) of this Item 15 were issued in reliance on the exemption provided by Section 4(2) and/or Rule 506 of Regulation D promulgated pursuant to the Securities Act. The issuances of stock options and the shares of common stock issuable upon the exercise of the options as described in paragraph (a) of this Item 5 were issued in reliance on the exemption provided by Section 3(b) of the Securities Act and Rule 701 promulgated thereunder, as well as Section 4(2) of the Securities Act. Appropriate legends are affixed to the stock certificates issued in the aforementioned transactions. All recipients either received adequate information about us or had access, through employment or other relationships, to such information.

 Changes In Securities And Use Of Proceeds

  On November 19, 1999, we commenced an initial public offering of our Common Stock. The registration statement relating to this offering (File No. 333-87433) was declared effective on November 19, 1999. Donaldson, Lufkin & Jenrette, Deutsche Bank Alex. Brown, Hambrecht & Quist, DLJdirect, Inc. and E*OFFERING were the managing underwriters of the offering. On November 24, 1999, we consummated the offering. The number of shares registered, the aggregate price of the offering amount registered, the amount sold and the aggregate offering price of the shares were sold were as follows:

                  Aggregate Price of the
Number of Shares     Offering Amount                 Aggregate Offering Price
   Registered           Registered       Amount Sold    of the Shares Sold
----------------  ---------------------- ----------- ------------------------
   8,625,000           138,000,000        8,625,000        138,000,000

  We incurred the following expenses with respect to the offering through December 31, 1999:

     Underwriting Discounts
        and Commissions                   Expenses                        Total Expenses
     ----------------------              ----------                       --------------
           $9,660,000                    $1,200,000                        $10,860,000

  The net proceeds from the offering to us after deducting the foregoing discounts, commissions, fees and expenses were $127.4 million. Approximately $1,452,126 million was used for capital expenditures and for other general working capital purposes. None of the foregoing expenses constituted direct or indirect payments to our directors, officers, general partners or their associates or to persons owning 10% or more of any class of our equity securities or to our affiliates.

Item 6. Selected Financial Data

                     SELECTED CONSOLIDATED FINANCIAL DATA
                     (In thousands, except per share data)

  Our selected financial data set forth below should be read in conjunction with our financial statements and accompanying notes appearing elsewhere in this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The historical statements of operations data for the years ended December 31, 1997, 1998 and 1999, and the historical balance sheet data as of December 31, 1998 and 1999 are derived from, and are qualified by reference to, our financial statements which are included herein, which have been audited by PricewaterhouseCoopers LLP. The historical statement of operations data for the year ended December 31, 1996 and the balance sheet data as of December 31, 1996 and 1997 are derived from our audited financial statements not included in this report. Historical results are not necessarily indicative of results to be expected in the future.

                                                Year Ended December 31,
                                            ----------------------------------
                                             1996    1997    1998      1999
                                            ------  ------  -------  ---------
Statement of Operations Data:
Revenues..................................  $  --   $  196  $   478  $   3,882
Cost of revenues..........................     --      --        42      3,426
                                            ------  ------  -------  ---------
 Gross profit.............................     --      196      436        456
Operating expenses:
 Development..............................      85     140    1,191      9,008
 Sales and marketing......................     150     257    1,706     10,206
 General and administrative...............     301     457    1,104      7,076
 Stock based employee compensation........     --      --       --         324
 Stock based customer acquisition costs...     --      --       --       9,108
 Purchased in process research and
  development.............................     --      --       791        --
 Amortization of goodwill.................     --      --       --         --
                                            ------  ------  -------  ---------
Total operating expenses..................     536     854    4,792     35,722
                                            ------  ------  -------  ---------
Operating loss............................    (536)   (658)  (4,356)   (35,266)
Net interest income (expense).............      (9)    (32)      80      1,869
                                            ------  ------  -------  ---------
Loss before income taxes..................    (545)   (690)  (4,276)   (33,397)
Income tax benefit........................     --       --       54        219
                                            ------  ------  -------  ---------
Net loss..................................  $ (545) $ (690) $(4,222) $ (33,178)
                                            ======  ======  =======  =========
Pro forma net loss per common share--basic
 and diluted..............................                           $  (2.09)
Pro forma weighted average common shares
 outstanding..............................                              15,846
Net loss available to common
 stockholders.............................  $ (545) $ (690) $(4,550) $(112,467)
                                            ======  ======  =======  =========
Net loss per common share--basic and
 diluted..................................  $(0.16) $(0.20) $ (1.33) $  (18.10)
Weighted average common shares
 outstanding..............................   3,412   3,412    3,412      6,215

                                                  As of December 31,
                                            ----------------------------------
                                             1996    1997    1998      1999
                                            ------  ------  -------  ---------
Balance Sheet Data:
Cash and cash equivalents.................  $    9  $  331  $ 5,391  $  98,126
Working capital (deficit).................    (227)    (28)   6,413    119,983
Total assets..............................      77     385    9,173    156,902
Long-term liabilities.....................      66      79      385      1,257
Mandatorily redeemable convertible
 preferred stock..........................     --      --    10,883        --
Stockholders' equity (deficit)............    (254)    (81)  (3,102)   149,819

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes, which appear elsewhere in this report. It contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forwarding-looking statements as a result of various factors, including those discussed below and elsewhere in this report, particularly under the heading "Risk Factors."

Overview

  SciQuest.com is a Web-based, interactive marketplace for scientific and laboratory products used by pharmaceutical, clinical, biotechnology, chemical, industrial and educational organizations worldwide. We have used our extensive industry expertise to design a marketplace that streamlines the traditionally inefficient scientific products supply chain. Our marketplace solutions allow buyers of scientific products to cross-search content and purchase products from multiple suppliers with a single order. Our approach does not give priority to any particular scientific products distributor, which allows us to create an open and scalable marketplace that we believe is more attractive to both buyers and sellers.

  We were incorporated in November 1995 and commenced operations in January 1996. During 1996, we focused on developing our business model and the required technology. We did not begin to recognize any revenues until 1997.

  On September 29, 1998, we acquired BioSupplyNet, Inc. This acquisition was accounted for using the purchase method of accounting with a total purchase price of approximately $2.0 million. BioSupplyNet publishes the Source Book, an annual printed catalogue of vendors of biomedical research supplies and equipment and scientific products for the biomedical research industry. In addition, at the time of acquisition, BioSupplyNet was in the process of developing e-commerce technology to allow research scientists, lab technicians and purchasing agents to quickly identify suppliers of specific scientific products. We intend to continue to enhance and develop this technology. Since the acquisition of BioSupplyNet, we have derived revenues from the sale of advertising in the Source Book.

  On July 30, 1999, we acquired all of the outstanding common stock of Internet Auctioneers International, Inc. for a total purchase price of $1.4 million. This acquisition was accounted for using the purchase method of accounting. Internet Auctioneers International provides auction services to laboratories for the sale of used equipment. We will receive a commission for performing these services, which will be recognized as revenues at the time the sale is finalized.

  The Internet Auctioneers International, Intralogix and SciCentral acquisitions were not financially significant as they related to the purchase price or past results of operations of the acquired entities and therefore pro forma financial information has not been presented for these acquisitions. These acquisitions were accounted for using the purchase method of accounting.

  In October, November and December 1999, we entered into strategic relationships with a number of key suppliers and buyers of scientific products, whereby we issued warrants to these suppliers and buyers to purchase approximately 5,035,180 shares of common stock at an exercise price of $0.01 per share. These warrants will vest over a period of three to five years and will be exercisable until 2004. We have issued these warrants in connection with these agreements, as we believe that these relationships are an integral component of our business plan.

  These strategic relationships include agreements to be the exclusive third-party provider of electronic marketplace services in the United States for a period of five years for ten key suppliers. Under the terms of these agreements, these suppliers are not required to sell a minimum amount of products through our electronic marketplace. The warrants to purchase our common stock that were issued in connection with these agreements vest over a four or five year period regardless of the level of sales by the suppliers through our electronic marketplace.

  These strategic relationships also include agreements with Dow Chemical Company, DuPont Pharmaceuticals Company and Monsanto Company and a letter of intent with Merck & Company, Inc. to be their third-party electronic aggregator for purchases of scientific products in North America for a period of three years. Although these buyers have agreed to use reasonable efforts to purchase at least $5.0 million of scientific products annually through our marketplace, there are no minimum purchase commitments. The warrants issued in connection with these relationships vest over a period of three years regardless of their level of purchases through our electronic marketplace.

  We have recorded deferred customer acquisition costs of approximately $400.2 million at December 31, 1999, related to the 5,035,180 warrants to purchase our common stock issued to these key suppliers and buyers of scientific products which is included as a separate component of stockholders' equity. Deferred customer acquisition costs are determined based on the difference between the closing trading price of our common stock and the $0.01 exercise price of the stock warrants. The amount of deferred customer acquisition costs recognized for all of the warrants issued to our key suppliers and buyers will be adjusted in future reporting periods based on changes in the fair value of the warrants until such date as the warrants are fully vested. Deferred customer acquisition costs will be amortized to operating expense over the term of the related contractual relationship, which in the case of the buyer agreements is three years and in the case of the supplier agreements is five years, using a cumulative catch up method.

  We have also agreed to issue to Dow Chemical Company, DuPont Pharmaceuticals Company, Merck & Company, Inc. and Monsanto Company additional incentive warrants to purchase shares of our common stock with an exercise price of $16.00 per share, the number of which will be based on each purchaser's volume of purchases through our marketplace during the years 2000, 2001 and 2002. These incentive warrants will be issued on February 15, 2001, 2002 and 2003, will be fully vested and exercisable upon issuance and will continue to be exercisable for a period of five years after the date of issuance. Deferred customer acquisition costs will be recognized at the date of issuance of these incentive warrants in an amount equal to the estimated fair value of the warrants at the date of issuance determined using the Black Scholes valuation model and will be amortized to operating expense over the remaining term of the strategic relationship with these key buyers.

  Revenues consist of (1) sales of scientific products in e-commerce transactions originating on our Web sites, (2) banner advertising revenues from our Web sites, (3) advertising revenues from the Source Book, and
(4) commissions received from the auction of used scientific equipment. Prior to the launch of our e-commerce marketplace in April 1999, substantially all of our revenues were derived from advertising on our Web sites and in the Source Book. Revenues from e-commerce transactions became a significant source of our revenues in the third quarter of 1999 and are expected to continue to increase. For the year ended December 31, 1999, two customers accounted for 34% and 14% of our revenues, respectively.

  We offer various Web-based solutions where potential buyers can cross-search content from multiple suppliers and build a multiple line item order for products from various suppliers. When a purchaser places an order through our marketplace, we purchase that item from the supplier at either a pre-negotiated price or at a discount from the supplier's list price and arrange for shipment to the purchaser. We take legal title to the products purchased at the date of shipment and relinquish title to our customers upon delivery. After the supplier ships the product, we begin the collection process by presenting a consolidated invoice to the buyer for the products and vendors represented in the order. Payment by the buyer to us is then made by credit card/procurement card or through a more traditional account setup and payment system. We bear all credit risk on sales that we make and we are obligated to pay the supplier of the products that we purchase regardless of whether we receive payment from the customer for the products. For each transaction, we recognize revenue in the amount of the sales price of the item to the purchaser and recognize the amount paid to the supplier plus shipping costs as cost of goods sold. The difference between revenues and cost of goods sold is our gross profit.

  Revenues from sales of scientific products in e-commerce transactions are recorded as product revenues and are recognized upon notification from our suppliers that the items ordered have been shipped to the customer. Product shipments are made on our designated carriers and we are responsible for shipping costs which are recorded as cost of revenues.

  Advertising revenues on banner contracts are recognized ratably over the period in which the advertisement is displayed. Revenues from advertising included in the Source Book are recognized at the date the Source Book is published and distributed. Advertising on our Web sites is sold by Cahners Business Information. Cahners will pay us a percentage of the total advertising revenues, which it receives.

Recent Developments

  In March 2000, we acquired EMAX Solution Providers, Inc., a provider of electronic research solutions designed to optimize pharmaceutical drug research operations and expedite drug discovery for 1,999,833 shares of our common stock, which includes 415,692 shares subject to outstanding options and warrants. The acquisition of EMAX enables us to provide electronic and Internet-based solutions that are designed to streamline the drug discovery processes of our customers, including large pharmaceutical, biotechnology and life science companies, by integrating their supply chains with critical research processes.

  EMAX recognizes revenue from the sale of licenses to its software products, the implementation and customization of its software products and the sale of maintenance and support contracts. EMAX recognizes revenues from the sale of licenses to its software products and implementation and customization of these software products on a percentage of completion basis over the period of the customization and implementation services, which generally ranges from three to six months. EMAX recognizes revenues from the sale of maintenance and support contracts ratably over the period of the maintenance and support agreements, which is typically twelve months. Revenues from the sale of software licenses and implementation and customization of software products totaled $6.3 million for the year ended December 31, 1999 and revenues from maintenance and support contracts totaled $0.4 million for the same period.

  EMAX incurs costs to develop its software products for its own purposes and in addition incurs development costs in the customization of its software products for its customers. These costs are primarily comprised of salaries and related benefits for EMAX's employees. EMAX typically retains the intellectual property rights to modifications made to its software products for individual customers and is then able to offer these modifications to future customers. EMAX capitalizes its software development costs upon the achievement of technological feasibility and ceases capitalization when the software product is available for general release. To date, the achievement of technological feasibility and availability of EMAX's software products for general release have substantially coincided, therefore the amount of software development cost capitalized by EMAX has been deminimis. EMAX incurred $5.2 million and $4.4 million in development costs and selling, general and administrative expenses, respectively, during the year ended December 31, 1999.

  Assuming the acquisition of EMAX had occurred on January 1, 1999, our pro forma revenues, operating loss and net loss would have been $10.9 million, $85.9 million and $83.6 million, respectively. This represents an increase of $7.0 million in revenues, $52.6 million in operating loss and $52.4 million in net loss. These pro forma operating results are not necessarily indicative of what our results would have been had the acquisition of EMAX occurred on January 1, 1999, nor can our future combined operating results be predicted from these amounts. You should read the discussion of our pro forma operating results in conjunction with the pro forma financial statements included in this registration statement.

  On January 14, 2000, we acquired all of the outstanding capital stock of Intralogix, Inc. for a total purchase price of $2.1 million, which included the issuance of 26,930 shares of our common stock, $192,000 in cash and the assumption of $73,000 in liabilities. Intralogix provides tools that enable scientists to search, compare and purchase chromatography products for their research needs.

  On February 2, 2000, we acquired all of the outstanding capital stock of SciCentral, Inc. for a total purchase price of $2.5 million, which included the issuance of 40,000 shares of our common stock and the assumption of approximately $32,000 in net liabilities. SciCentral, Inc. provides users with a gateway to online science and technology resources, news and information.

Results of Operations

  The following table sets forth certain operating data as a percentage of total revenues for the periods indicated.

                                                   Year Ended December 31,
                                                   ---------------------------
                                                    1997     1998       1999
                                                   ------   -------   --------
Statement of Operations Data:
Revenues..........................................  100.0 %   100.0 %    100.0 %
Cost of revenues..................................    --        8.8       88.3
                                                   ------   -------   --------
Gross profit......................................  100.0      91.2       11.7
                                                   ------   -------   --------
Operating expenses:
 Development......................................   71.6     249.3      232.0
 Sales and marketing..............................  130.7     357.0      262.9
 General and administrative.......................  232.7     231.0      182.2
 Stock based non-cash employee compensation.......    --        --         8.3
 Stock based non-cash customer acquisition........    --        --       234.6
 Purchased in process-research and development....    --      165.6        --
                                                   ------   -------   --------
Total operating expenses..........................  435.0   1,002.9      920.0
                                                   ------   -------   --------
Operating loss.................................... (335.0)   (911.7)    (908.3)
                                                   ------   -------   --------
Net interest income (expense).....................  (16.2)     16.7       48.1
                                                   ------   -------   --------
Loss before income taxes.......................... (351.2)   (895.0)    (860.2)
Income tax benefit................................    --       11.5        5.6
                                                   ------   -------   --------
Net loss.......................................... (351.2)   (883.5)    (854.6)
                                                   ------   -------   --------
Net loss available to common stockholders......... (357.2)%  (952.3)% (2,896.8)%
                                                   ======   =======   ========

Year Ended December 31, 1999 and 1998

 Revenues

  Revenues have been derived primarily from the sale of scientific products in e-commerce transactions, advertising revenues from the Source Book and banner advertising.

  Revenues increased to $3.9 million for the year ended December 31, 1999 from $0.5 million for the year ended December 31, 1998. This increase was primarily due to $3.0 million in revenues from the sale of scientific products in e-commerce transactions for the year ended December 31, 1999 as compared to zero for the year ended December 31, 1998 as our e-commerce marketplace was not implemented until April 1999. In addition, we had $0.8 million in advertising revenues generated by BioSupplyNet for the year ended December 31, 1999 compared to zero in the year ended December 31, 1998, as we did not acquire BioSupplyNet until September 29, 1998. This has been partially offset by a decline of $0.4 million in revenues from banner advertisements as the sale of banner advertisements is no longer a significant part of our business. Our 1998 revenues were primarily comprised of revenues from banner advertising.

 Cost of Revenues

  Cost of revenues consists of the purchase price of scientific products sold in e-commerce transactions and related shipping costs for these products, publishing and distribution costs related to the Source Book, and our Web site advertising development costs.

  Total cost of revenues increased to $3.4 million for the year ended December 31, 1999 from $42,000 for the year ended December 31, 1998. Cost of revenues increased primarily due to $3.0 million in costs related to the sale of scientific products in e-commerce transactions and $0.4 million in costs incurred related to BioSupplyNet's advertising revenues during the year ended December 31, 1999.

 Gross Profit

  Gross profit increased to $0.5 million for the year ended December 31, 1999 from $0.4 million for the year ended December 31, 1998. Gross profit increased by $35,000 as product sales began with the launch of the SciQuest.com marketplace in April 1999.

 Operating Expenses

  Development Expenses. Development expenses consist primarily of personnel and related costs to develop the data for, operate and maintain our Web sites and the amortization of our capitalized development costs. Development costs increased to $9.0 million for the year ended December 31, 1999 from $1.2 million for the year ended December 31, 1998. This increase resulted from additional expenses incurred to develop the e-commerce functionality of our e-commerce marketplace, including an increase in the development staff and the costs of continuing the development of the e-commerce technology acquired with BioSupplyNet. We expect that our development expenses will continue to increase as we add products from additional suppliers to our e-commerce marketplace, as we develop customized private Web sites for major customers and as we continue to experience rapid increases in the volume of transactions through our e-commerce marketplace. In addition, our development expenses will continue to increase as we amortize development costs related to the development of additional functionality for our Web sites and the completion of the development of the e-commerce technology acquired with BioSupplyNet which have previously been capitalized.

  Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, travel expenses, public relations expenses and marketing materials. Sales and marketing expenses increased to $10.2 million for the year ended December 31, 1999 from $1.7 million for the year ended December 31, 1998. This increase resulted primarily from the hiring of additional sales and marketing personnel to market our products and services and increased expenses to advertise and promote our e-commerce marketplace and to a lesser extent sales and marketing expenses related to BioSupplyNet and Internet Auctioneers International. We expect that our sales and marketing expenses will continue to increase in the next 12 months as we continue to add sales and marketing personnel, and as we continue to incur expenses to promote the services provided by our e-commerce marketplace.

  General and Administrative Expenses. General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, investor relations, facilities and information systems expenses. General and administrative expenses increased to $7.1 million for the year ended December 31, 1999 from $1.1 million for the year ended December 31, 1998. General and administrative expenses increased primarily as a result of increased payroll costs due to the increase in the number of general and administrative personnel, and an increase in professional fees and facilities costs incurred to support the growth of our business. In addition, we have experienced an increase in general and administrative costs as a result of becoming a public company in November 1999, such as investor relations costs and directors and officers insurance costs. We expect general and administrative expenses to continue to increase in the next 12 months as we add administrative personnel to support the growth of our business.

 Interest Income (Expense)

  Net interest income (expense) consists of interest income earned on cash deposited in money market accounts and invested in short and long term U.S. Government obligations reduced by interest expense incurred on notes payable and capital lease obligations. Net interest income (expense) increased to net interest income of $1.9 million for the year ended December 31, 1999 from net interest income of $0.1 million for the year ended December 31, 1998. The increase in net interest income was primarily the result of interest earned on funds received from the sale of our series B mandatorily redeemable convertible preferred stock in September 1998, series D mandatorily redeemable convertible preferred stock in May and June 1999 and our initial public offering in November 1999.

 Income Tax Benefit

  Income tax benefit increased to $0.2 million for the year ended December 31, 1999 from $55,000 for the year ended December 31, 1998. The increase in income tax benefit was the result of the reduction in net deferred tax liabilities during the year ended December 31, 1999 due to the amortization of the goodwill and other intangible assets recorded with our acquisition of BioSupplyNet in September 1998.

 Net Loss Available to Common Stockholders

  Net loss available to common stockholders increased to $112.5 million for the year ended December 31, 1999 from $4.5 million for the year ended December 31, 1998. The increase in net loss available to common stockholders was due to the increase in our net loss of $29.0 million and the increase in accretion of mandatorily redeemable preferred stock to $79.3 million for the year ended December 31, 1999 from $0.3 million for the year ended December 31, 1998. Such increase accretion resulted from the accretion of our series B mandatorily redeemable convertible preferred stock to its estimated redemption amount at the effective date of our initial public offering, November 19, 1999, and accretion of our series D mandatorily redeemable convertible preferred stock to its redemption amount over the period from the date of issuance to the first redemption date. Our series B mandatorily redeemable convertible preferred stock had a redemption price that was variable in amount (see note 12 to our financial statements), and its carrying value was required to be adjusted to the estimated redemption amount at each balance sheet date rather than being accreted to the redemption amount over the period from date of issuance to the first redemption date. This resulted in accretion of $77.4 million on the series B mandatorily redeemable preferred stock being recognized during the period from January 1, 1999 to November 19, 1999, which was recorded as a charge to additional paid-in-capital and an increase to preferred stock. Accretion of mandatorily redeemable preferred stock ceased with the conversion of all of our outstanding mandatorily redeemable preferred stock into shares of our common stock upon the effectiveness of our initial public offering.

Years Ended December 31, 1998 and 1997

 Revenues

  Revenues increased to $0.5 million for the year ended December 31, 1998 from $0.2 million for the year ended December 31, 1997. This increase was primarily a result of hiring additional sales staff responsible for marketing advertising space on our Web sites and the acquisition of BioSupplyNet in September 1998. All of our revenues for the year ended December 31, 1998 and substantially all of our revenues for the year ended December 31, 1997 were generated from the sale of advertising with the remainder of these revenues being generated from the creation of Web-based content and development services.

 Cost of Revenues

  Cost of revenues increased to $42,000 for the year ended December 31, 1998 from zero for the year ended December 31, 1997. This increase resulted primarily from costs associated with the development of advertising for display on our Web sites and cost of revenues of BioSupplyNet, which was acquired in September 1998.

 Gross Profit

  Gross profit increased to $0.4 million for the year ended December 31, 1998 from $0.2 million for the year ended December 31, 1997. Gross profit increased as a result of the increase in advertising revenues from sale of advertising on our Web sites, which has a relatively low amount of associated costs.

 Operating Expenses

  Development Expenses. Development expenses increased to $1.2 million for the year ended December 31, 1998 from $0.1 million for the year ended December 31, 1997. This increase resulted primarily from the development of the e-commerce functionality of our Web sites, which began during the fourth quarter of 1998.

Development expenses incurred during the year ended December 31, 1997 consisted primarily of the costs of developing and maintaining our Web sites, which functions were limited to providing a source for data about scientific products.

  Sales and Marketing Expenses. Sales and marketing expenses increased to $1.7 million for the year ended December 31, 1998 from $0.3 million for the year ended December 31, 1997. The increased sales and marketing expenses were primarily due to an increase in the number of sales and marketing personnel during the year ended December 31, 1998 and sales and marketing expenses of BioSupplyNet from the date of the acquisition through December 31, 1998.

  General and Administrative Expenses. General and administrative expenses increased to $1.1 million for the year ended December 31, 1998 from $0.5 million for the year ended December 31, 1997. This increase primarily resulted from hiring additional general and administrative staff to support the rapid growth of our business, and we incurred $0.3 million of general and administrative expense in 1998 as a result of the acquisition of BioSupplyNet in September 1998.

  Purchased In-Process Research and Development Expense. For the year ended December 31, 1998, we recognized an in-process research and development charge of $0.8 million as a result of the acquisition of BioSupplyNet. Based on our valuation of BioSupplyNet and its assets, we allocated a portion of the BioSupplyNet purchase price to in-process e-commerce technology being developed by BioSupplyNet which had not reached technological feasibility and had no alternative use at the date of the acquisition of BioSupplyNet. We are using this technology in the development of the e-commerce and scientific products search capabilities on our Web sites. At the date of the acquisition, the e-commerce technology being developed by BioSupplyNet was approximately 50% complete. We estimated at the acquisition date that we would incur approximately $1.9 million to complete the development of this e-commerce technology and that the development would be completed by March 2000. Since the date of the acquisition of BioSupplyNet we have completed the development of the e-commerce taxonomy and ontology functionality and made significant progress in the completion of the Web-based directory services and search engine technology that was being developed by BioSupplyNet. The development of the BioSupplyNet e-commerce technology was approximately 70% complete at December 31, 1999 and there have been no significant changes in the estimated scope of the work to be performed since the date of the acquisition. The remaining $1.2 million of the purchase price of BioSupplyNet was allocated to the tangible and intangible assets of BioSupplyNet. The fair values assigned to in-process research and development, tangible and intangible assets of BioSupplyNet were based on a management's valuation.

 Interest Income (Expense)

  Net interest income (expense) increased to net interest income of $0.1 million for the year ended December 31, 1998 from net interest expense of $32,000 for the year ended December 31, 1997. Net interest income increased primarily as a result of interest earned on funds received from sale of our series B mandatorily redeemable convertible preferred stock between September and November 1998.

 Income Tax Benefit

  The income tax benefit increased to $55,000 for the year ended December 31, 1998 from zero for the year ended December 31, 1997. The income tax benefit increased as a result of a reduction in deferred tax liabilities due to the amortization of the goodwill and other intangible assets recorded as a result of the acquisition of BioSupplyNet in September 1998.

 Net Loss Available to Common Stockholders

  Net loss available to common stockholders increased to $4.5 million for the year ended December 31, 1998 from $0.7 million for the year ended December 31, 1997. The increase in net loss available to common stockholders was due to the increase in our net loss of $2.6 million and the increase in accretion of mandatorily redeemable convertible preferred stock to $0.3 million for the year ended December 31, 1998 from zero for the year ended December 31, 1997. Prior to December 31, 1998, we did not have any mandatorily redeemable convertible preferred stock outstanding; therefore, we did not recognize any accretion in the year ended December 31, 1997.

Quarterly Results of Operations

  The following is a table of our unaudited quarterly statement of operations data for each of the periods indicated. This information is unaudited, but in our opinion, has been prepared substantially on the same basis as our audited financial statements, which are included elsewhere in this report. All necessary adjustments, consisting only of normal recurring adjustments, have been included in these amounts to present fairly the unaudited quarterly results of operations. You should read these quarterly data in conjunction with our audited financial statements. You should not view the results of operations for any period as an indication of the results of operations for any future period.

                                                       Quarter Ended
                         ----------------------------------------------------------------------------
                         Mar. 31, June 30, Sept. 30, Dec. 31,  Mar. 31,  June 30,  Sept. 30, Dec. 31,
                           1998     1998     1998      1998      1999      1999      1999      1999
                         -------- -------- --------- --------  --------  --------  --------- --------
                                                      (In thousands)
Revenues................  $  81    $ 110    $   118  $   170   $    63   $   822    $   359  $  2,638
Costs of revenues.......    --       --         --        42       --        486        337     2,603
                          -----    -----    -------  -------   -------   -------    -------  --------
Gross profit............     81      110        118      128        63       336         22        35
                          -----    -----    -------  -------   -------   -------    -------  --------
Operating expenses:
 Development............     85       95        210      801     1,235     1,947      3,116     2,710
 Sales and marketing....    317      191        320      878     1,232     1,934      3,020     4,021
 General and
  administrative........     77       74        225      728       652     1,542      1,698     3,184
 Stock based non-cash
  employee
  compensation..........    --       --         --       --        --        --         104       219
 Stock based non-cash
  customer acquisition
  costs.................    --       --         --       --        --        --         --      9,108
 Purchased in-process
  research and
  development...........    --       --         791      --        --        --         --        --
                          -----    -----    -------  -------   -------   -------    -------  --------
Total operating
 expenses...............    479      360      1,546    2,407     3,119     5,423      7,939    19,242
                          -----    -----    -------  -------   -------   -------    -------  --------
Loss from operations....   (398)    (250)    (1,428)  (2,279)   (3,056)   (5,087)    (7,017)  (19,207)
Interest income, net of
 interest Expense.......     (5)      (8)        24       68        37       265        453     1,114
                          -----    -----    -------  -------   -------   -------    -------  --------
Loss before income
 taxes..................   (403)    (258)    (1,404)  (2,211)   (3,019)   (4,822)    (6,564)  (18,093)
Income tax benefit......    --       --         --        55        55        55         55        55
                          -----    -----    -------  -------   -------   -------    -------  --------
Net loss................  $(403)   $(258)   $(1,404) $(2,156)  $(2,964)  $(4,767)   $(6,509) $(18,038)
                          =====    =====    =======  =======   =======   =======    =======  ========

  We have a limited operating history upon which to evaluate our business and to predict revenues and plan operating expenses. We expect our quarterly operating results to vary significantly in the future due to a variety of factors, many of which are outside our control. Our revenues increased significantly in 1999 as a result of the launch of our e-commerce marketplace in April 1999.

Liquidity and Capital Resources

  We have primarily funded our operations through private placements of our preferred stock and our initial public offering which closed in November 1999. As of December 31, 1999, we had cash and cash equivalents of $98.1 million, short term investments of $24.3 million and long term investments of $23.6 million.

  Cash used in operating activities during the year ended December 31, 1999 was $23.5 million and during the years ended December 31, 1998 and 1997 was $3.1 million and $0.4 million, respectively. Cash used in operating activities was principally for the development of our Web sites, the development of our e-commerce marketplace, the expansion of our sales and marketing force and the expansion of the administrative and operations staff to support our growth.

  Cash used in investing activities during the year ended December 31, 1999 was $48.4 million and during the years ended December 31, 1998 and 1997 was $2.2 million and zero, respectively. Cash used in investing activities has primarily been comprised of purchases of investments in US government obligations, commercial paper and corporate bonds, net of maturities, and purchases of computer equipment.

  Cash provided by financing activities during the year ended December 31, 1999 was $164.7 million and during the years ended December 31, 1998 and 1997 was $10.4 million and $0.7 million, respectively. Between March and September 1997, we received an aggregate of $80,000 in the form of bridge loans. These bridge loans were converted into 90,702 shares of series A convertible preferred stock in October 1997. In October 1997, we raised an aggregate of $0.6 million through the issuance of 678,519 shares of our series A convertible preferred stock at a price of $0.91 per share. Between March and June 1998, we received $0.5 million in the form of bridge loans. These bridge loans were converted into 187,394 shares of series B mandatory redeemable convertible preferred stock in July 1998. Between July and November 1998, we raised an aggregate of $10.0 million through the issuance of 3,590,232 shares of our series B mandatorily redeemable convertible preferred stock at a price of $2.80 per share. Purchasers of the series B mandatorily redeemable convertible preferred stock whose shares were issued pursuant to the conversion of bridge loans also received 57,545 warrants to purchase series B mandatorily redeemable convertible preferred stock at an exercise price of $2.80 per share. In May and June 1999, we raised an aggregate of $37.5 million through the issuance of 3,312,720 shares of our series D mandatorily redeemable convertible preferred stock at a price of $11.32 per share. Purchasers of the series D mandatorily redeemable convertible preferred stock also received 1,004,829 warrants to purchase our common stock at an exercise price of $7.46 per share. In March 1999, we sold 89,408 shares of series C convertible preferred stock to an executive officer for $0.2 million, or $2.80 per share. In November 1999, we received $126.9 million in net proceeds from the sale of 8,625,000 shares of our common stock in our initial public offering. All of our outstanding preferred shares were converted into shares of our common stock upon the completion of our initial public offering.

  We believe that our existing liquidity and capital resources, including the proceeds resulting from the sale of our common stock in this offering, will be sufficient to satisfy our cash requirements for the next 36 months. To the extent that such amounts are insufficient, we will be required to raise additional funds through equity or debt financing. There can be no assurance that we will be able to raise such funds on favorable terms, or at all.

New Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Investments and Hedging Activities" (SFAS No. 133). SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supercedes a number of existing standards. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133, as amended, is not expected to have a material impact on our consolidated financial position or results of operations.

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101) which addresses certain criteria for revenue recognition. SAB 101 is required to be adopted for reporting periods beginning after January 15, 2000. The adoption of SAB 101 is not expected to have a material impact on our consolidated financial position or results of operations.

Year 2000

 Impact of Year 2000 Computer Issues

  The year 2000 computer problem refers to the potential for system and processing failures of date-related data as a result of computer-controlled systems using two digits rather than four to define the applicable year. For example, computer programs that have time-sensitive software may recognize a date represented as "00" as the year 1900 rather than the year 2000. This situation could result in system failures or miscalculations causing disruptions in the operations of any business. As a result, many companies' software and computer systems may need to be upgraded or replaced to comply with year 2000 requirements. Our ability to operate is dependent upon delivery of accurate, electronic information via the Internet. To the extent year 2000 issues result in the long-term inoperability of the Internet or our Web sites, our business could be materially and adversely affected.

  We completed an assessment of our information technology systems for year 2000 problems in June 1999. We have not replaced any of our systems based on the results of our assessment. However, we have made modifications to some systems based on our assessment, at a cost to us of approximately $175,000. We have not experienced any material adverse effects as a result of the year 2000 computer problem.

Quantitative and Qualitative Disclosures About Market Risk

  Most of our cash equivalents, short-term and long-term investments and capital lease obligations are at fixed interest rates, therefore the fair value of these investments is affected by changes in market interest rates. However, because our investment portfolio is primarily comprised of investments in U.S. Government obligations and high-grade commercial paper, an immediate 10% change in market interest rates would not have a material effect on the fair market value of our portfolio. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

Factors That May Affect Future Results

Since we have a limited operating history, forecasting future performance may be difficult.

  We commenced operations in 1995, first recognized revenues in 1997 and launched our interactive e-commerce Web site in April 1999. Accordingly, we have only a limited operating history on which to evaluate our business. As a result of our limited operating history, the emerging nature of the online scientific products market and the evolving nature of our business model, we may be unable to accurately forecast our revenues. We incur expenses based predominantly on operating plans and estimates of future revenues. Our expenses are to a large extent fixed. We may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfalls. Accordingly, a failure to meet our revenue projections will have an immediate and negative impact on profitability. In addition, we cannot be certain that our evolving business model will be successful, particularly in light of our limited operating history.

We have a history of losses and anticipate incurring losses in the future. We may not achieve profitability.

  We incurred a net loss of $33.2 million for the year ended December 31, 1999. As of December 31, 1999, we had an accumulated deficit of $38.6 million. If our acquisition of EMAX had taken place on January 1, 1999, our pro forma net losses for the year ended December 31, 1999 would have been $83.6 million. We expect to incur substantial operating losses and continued negative cash flow from operations for the foreseeable future. In fact, we expect these losses to increase significantly through at least December 31, 2000 because, as part of our strategy to achieve profitability, we intend to significantly increase our spending on items such as sales and marketing, content development, technology and operating infrastructure. If these expenses do not generate increased revenues, our earnings may be materially and adversely affected and anticipated net losses may be greater than expected. We may not be able to increase revenues sufficiently to achieve profitability.

Unless a broad range of purchasers and suppliers of scientific products adopt our e-commerce solution, we will not be successful.

  Our success will require, among other things, that our solutions gain broad market acceptance by our customers, suppliers, users and strategic partners. For example, purchasers may continue purchasing products through their existing methods and may not adopt a Web-based solution because of:

  . their comfort with current purchasing habits and direct supplier relationships;

  .  the costs and resources required to switch purchasing methods;

  .  the need for products not offered through our Web site;

  .  security and privacy concerns; or

  .  general reticence about technology or the Internet.

If we do not successfully market the SciQuest.com brand, our business may suffer.

  We believe that establishing, maintaining and enhancing the SciQuest.com brand is critical in attracting and expanding traffic to our Web sites. There are a number of Web sites that offer competing services. Some of these sites already have well-established brands in either online services or the scientific products industry. As a result, it is critical that we maintain and enhance our brand. We believe that increased competition may make establishing and maintaining our brand significantly more expensive. Promotion of our brand will depend largely on expanding our sales and marketing capabilities and providing a high-quality online experience. We intend to use a portion of the proceeds of this offering to expand our sales and marketing activities and further develop our online services. We cannot be certain that we will be successful in marketing the SciQuest.com brand. If we are unable to successfully promote our brand, or if we incur substantial expenses in attempting to do so, our revenues and earnings could be materially and adversely affected.

If we are unable to increase our transaction volume, our future revenues may suffer.

  We expect that a substantial portion of our future revenues will be generated by the products offered by us for sale through our e-commerce marketplace. Accordingly, our revenues will be highly dependent on the dollar volume of transactions conducted through our Web sites. Our profits depend upon the discount levels we are able to negotiate with our suppliers. To maintain revenue growth, we will need to increase the total dollar value of transactions conducted through our Web sites. In order to increase our transaction volume, we will need to:

  . generate higher and continuously increasing levels of traffic, from both new and repeat visitors, to our Web sites;

  . increase the percentage of visitors to our Web sites who purchase scientific products; and

  .  increase the average transaction size and/or number of repeat purchases.

Failure to do one or more of the foregoing could have a material adverse effect on our revenues.

Unless we negotiate favorable pricing terms with our suppliers, our profit margins will be adversely affected.

  Our profits depend upon the prices we are able to negotiate with our suppliers. We anticipate that the prices we negotiate with our suppliers will vary based on a number of factors such as:

  .  size of supplier;

  .  product portfolio;

  .  relationship with key customers;

  .  degree to which products are critical to our customers;

  .  extent to which transactions are conducted electronically; and

  .  extent that costs are shared with us.

  Our profit margins may decline in the future, particularly as competition in the scientific products industry increases. A significant decline in profit margins without a corresponding increase in transaction volume would adversely affect our earnings.

If we cannot timely and accurately add supplier product data to our e-commerce database, we may lose sales and customers, which would adversely affect our revenues.

  Currently, we are responsible for loading supplier product information into our database and categorizing the information for search purposes. We currently have a backlog of varying amounts of product data from approximately 200 companies to be loaded in our e-commerce marketplace. We anticipate that a majority of these products will be loaded into the e-commerce marketplace by the end of the second quarter of 2000. However, we continuously receive new product data to load. We will not derive revenue from these products until this data is loaded into our system. Timely loading of these products into our database depends upon a number of factors, including the file formats of the data provided to us by suppliers and our ability to further automate and expand our operations to accurately load this data into our product database, any of which could delay the actual loading of these products beyond the dates estimated by us.

  In addition, we are generally obligated under our supplier agreements to load updated product data into our database for access through our marketplace within a reasonable period of time following their delivery from the supplier. Our current supplier data backlog could make it difficult for us to meet these data update obligations to our suppliers. While we intend to further automate the loading and updating of supplier data on our system, we cannot assure you that we will be able to do so in a timely manner. Although we screen our suppliers' information before we make it available to our customers and users, we cannot guarantee that the product information available in our e-commerce marketplace will always be accurate, complete and current, or comply with governmental regulations. This could expose us to liability or result in decreased adoption and use of our Internet-based purchasing solution, which could reduce our revenues and therefore have a negative effect on our results of operations and financial condition.

Sales to larger customers may increase the length of our sales cycle and decrease our profit margins.

  Increasing sales to larger buyers is an important element of our business strategy. As we sell more sophisticated solutions to larger organizations, we expect the time from initial contact to final approval to increase. During this sales cycle, we may expend substantial funds and management resources without any corresponding revenue. If approval is delayed or does not occur, our financial condition and operating results for a particular period may be adversely affected. Approvals are subject to delays over which we have little or no control, including the following:

  .  potential customers' internal approval processes;

  .  implementation of systems integration solutions;

  . customers' concerns about implementing a new strategy and method of doing business; and

  .  seasonal and other timing effects.

  Increased sales to larger accounts may result in lower or negative profit margins as larger customers typically have greater leverage in negotiating the price and other terms of business relationships. We also typically incur costs associated with customization of our systems with a sale to a large account. If we do not generate sufficient transaction volume to offset any lower margins or these increased costs, our operating results may be materially and adversely affected. Also, the time between billing and receipt of revenues is often longer when dealing with larger accounts due to increased administrative overhead.

If we are unable to list a broad range of products on commercially favorable terms, our marketplace will be less attractive to potential buyers.

  A number of factors could significantly reduce the number of products and product sources listed on our Web sites, including the following:

  .  consolidation among suppliers; and

  .  exclusive arrangements signed by suppliers with our competitors.

  If the number of products and product sources that are available for listing is reduced, the effectiveness of our Web sites and their attractiveness to potential buyers could be materially and adversely affected.

If we are unable to retain a critical mass of suppliers and customers, our ability to grow our business will be adversely affected.

  Our business model depends in large part on our ability to build a critical mass of products and suppliers. To attract and maintain suppliers we must build a critical mass of customers. However, customers must perceive value in our purchasing solution which, in large part, depends upon the breadth of the product offerings from our suppliers. Creating a network effect, where the value to buyers and suppliers alike increases as the number of participants increases, is a key component of our strategy. If we are unable to increase the number of suppliers and draw more customers to our Web sites, we will not be able to benefit from this network effect. As a result, the overall value of our purchasing solution would be harmed, which would negatively affect our revenues and earnings.

If suppliers terminate their agreements with us, our product offerings may suffer.

  Following an initial one-year term, many of our standard supplier agreements may be terminated by either party on 90 days' notice. After expiration of the initial term, such suppliers may terminate or seek to renegotiate their agreements. If a significant number of suppliers terminate their agreements with us, the range of products we can offer would be adversely affected. The ability of suppliers to terminate their agreements may result in negotiating new agreement terms that are less favorable to us, which could have a material adverse effect on our earnings.

If our exclusive suppliers elect to terminate the exclusive nature of their agreements with us, our business could be adversely affected.

  Our exclusive supplier agreements have a five-year term, but the exclusive nature of such agreements may be terminated after 18 months. If a significant number of the exclusive suppliers terminate the exclusive nature of such agreements, the volume of our order flow will be reduced significantly. We may also be forced to negotiate new agreements with terms that are less favorable to us.

If we do not enter into definitive agreements by March 31, 2000 with several buyers and approximately 20 suppliers of scientific products that we have sent non-binding term sheets to, our business could be adversely affected.

  We have sent non-binding term sheets to several buyers and approximately 20 suppliers of scientific products. These non-binding term sheets will expire on or after March 31, 2000 if we do not enter into definitive agreements before such time. A failure to enter into mutually satisfactory definitive agreements with a significant number of these buyers and suppliers could have a material adverse effect on our business.

We have relied and continue to rely on a limited number of large customers for a significant portion of our revenues. Losing one or more of these customers may adversely affect our revenues.

  We expect that for the foreseeable future we will generate a significant portion of our revenues from a limited number of large customers. Further, our large customers are not obligated to use our purchasing solution exclusively or for any minimum number of transactions or dollar amounts. In addition, our contracts with our customers are for limited terms and our customers may discontinue use of our system at any time upon short notice and without penalty. If we lose any of our large customers or if we are unable to add new large customers, our revenues will not increase as expected. In addition, our reputation and brand name would be harmed. For the year ended December 31, 1999, two customers accounted for 34% and 14%, respectively, of our revenues.

Since we rely on third-party suppliers and carriers to fulfill orders for our customers, we have limited control over the timing and accuracy of order fulfillment. As a result, we may not be able to guarantee customer satisfaction.

  We do not carry inventory or directly supply products. As a result, we rely on our suppliers and carriers for rapid order fulfillment and other customer service functions to ensure buyer satisfaction. If our suppliers do not provide high quality customer service, our business reputation and customer satisfaction could be materially and adversely affected. Most of our supplier arrangements do not guarantee the availability of merchandise, establish guaranteed prices or require continuity of pricing practices. As a result, we have little or no control over the fulfillment of buyers' orders. In order to be successful, we must maintain relationships with suppliers that will produce, stock and deliver high quality products to buyers through our Web sites.

  We rely on third-party carriers to ensure accurate and timely delivery of products to buyers. Although suppliers are responsible for product shipment, we designate the carrier and are responsible for carrier charges. We cannot be certain that our carriers will consistently provide high quality performance. If our carriers fail to deliver products accurately and on a timely basis, our reputation and business could be materially and adversely affected.

If our Web sites and transaction processing systems are not able to adequately service increasing traffic levels, our ability to satisfy our customers and maintain revenue growth may suffer.

  Our success depends in large part on the number of buyers who use our Web sites to purchase scientific supplies and products. Accordingly, our Web sites, transaction-processing systems and network infrastructure must be able to service increasing traffic levels while maintaining adequate buyer service levels. Any system interruptions or delays in our transaction system would reduce the volume of sales and the attractiveness of our service offerings, which could have a material adverse effect on our customer satisfaction and our ability to maintain revenue growth. We have experienced infrequent system interruptions in the past during implementation of system upgrades. These interruptions could continue to occur from time to time and could have a material adverse effect on our service offerings. Substantial increases in the volume of traffic on our Web sites or the number of purchases made by buyers will require expansion and upgrades of our technology, transaction-processing systems and network infrastructure. We cannot be certain that our transaction-processing systems and network infrastructure will be able to accommodate traffic in the future.

If we are not able to successfully integrate our systems with the internal systems of our key suppliers and buyers, our operating costs and relationships with our suppliers and buyers will be adversely affected.

  A key component of all services is the efficiencies created for suppliers and buyers through our online systems. In order to create these efficiencies, it will often be necessary that our systems integrate with each major supplier's and buyer's internal systems, such as inventory, customer service, technical service, freight programs and financial systems. In addition, there is little uniformity in the systems used by our suppliers and buyers. The integration with our suppliers' systems also involves the downloading of a significant amount of data, which increases the resources needed to execute the integration. If these systems are not successfully integrated, our operating costs and relationships with our suppliers and buyers would be adversely affected, which could have a material adverse effect on our financial condition and results of operations.

Our computer and telecommunications systems are in a single location, which makes them more vulnerable to damage or interruption.

  Substantially all of our computer and telecommunications systems are located in the same geographic area. These systems are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins and similar events. While we have business interruption insurance, this coverage may not adequately compensate us for lost business. Although we have implemented network security measures, our systems, like all systems, are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. These disruptions could lead to interruptions, delays, loss of data or the inability to accept and confirm buyer purchases. Any of these occurrences could have a material adverse effect on our revenues.

If our exclusive sales representative does not perform adequately, our advertising revenues could be adversely affected.

  To date, a significant portion of our revenues has come from the sale of print and online advertising to our suppliers, although we expect advertising revenue as a percentage of total revenue to decrease significantly in the future. Cahners Business Information is the exclusive sales representative for online advertising on our Web sites and for print advertising in our Source Book. Accordingly, our advertising revenues are highly dependent on the success of Cahners' efforts. We cannot assure you that Cahners will be successful in selling advertising for us.

We bear the risk of credit sales on our Web sites, which could put a significant strain on our liquidity and capital resources.

  Our supplier agreements generally require us to pay the supplier for any orders processed through our Web sites as we usually take title to these products at the time of shipment. Accordingly, if a buyer fails to pay for the products it purchased, we would be obligated to pay the supplier. Thus, we bear the risk of collection. We also may be required to refund payments to buyers for products returned to the supplier. Slow payment by buyers for products purchased would negatively impact our cash flows. As our transaction volume and average transaction size grow, these risks will increase. We generally do not process an order from a buyer without a credit card or other payment confirmation although we do extend credit terms to certain qualified buyers. However, we cannot be certain that our credit confirmation practices will be effective to protect us against these payment obligations. If a significant number of buyers default on their payment obligations, or suppliers fail to refund payments to us for products returned by our buyers, or buyers do not pay their obligations to us on time, we could incur significant and immediate cash payment obligations or suffer significant cash flow constraints. These obligations could put a significant strain on our liquidity and capital resources, which could prevent us from using our working capital to further expand our business or require us to obtain additional financing.

If we are not able to effectively manage our growth, our business may suffer.

  We are rapidly expanding our operations. In particular, we have significantly expanded our operations and sales, marketing and technology staffs. We have also expanded our management and administration to support this growth. We expect this expansion to continue at an accelerated rate. This expansion has placed, and is expected to continue to place, a significant strain on our management, operational and financial resources. For example, we may be unable to increase the scale of our operations (including order fulfillment, customer service, transaction processing and other "back office" operations) to account for the increase in transaction volume that our supplier and buyer growth creates. If we are unable to manage the growth of our business effectively, our earnings could be materially and adversely affected.

  We have also recently acquired EMAX. We could have difficulty in effectively assimilating and integrating EMAX into our operations. Any difficulties in this process could disrupt our ongoing business, distract our management, increase our expenses and otherwise adversely affect our business.

  Many of our employees have only recently joined us. Additionally, several of our key executives have been employed by us for one year or less. If our employees do not work well together or some of our employees do not succeed in their designated roles, our financial condition and results of operations could be materially adversely affected. We cannot be certain that our management, operational and financial resources will be adequate to support our future operations.

If we fail to attract and retain key employees, our business may suffer.

  A key factor of our success will be the continued services and performance of our executive officers and other key personnel. If we lose the services of any of our executive officers, our financial condition and results of operations could be materially and adversely affected. We do not have long-term employment agreements with any of our key personnel. Our success also depends upon our ability to identify, hire and retain other highly skilled technical, managerial, editorial, marketing and customer service professionals. Competition for this personnel is intense. In particular, it is important that we hire additional customer service personnel in order to maintain high quality service and maintain buyer and supplier loyalty. We cannot be certain of our ability to identify, hire and retain sufficiently qualified personnel. For example, we may encounter difficulties in attracting a sufficient number of qualified software developers and operations personnel for our online services and transaction-processing systems. Failure to identify, hire and retain necessary technical, managerial, editorial, merchandising, marketing and buyer service personnel could have a material adverse effect on our financial condition and results of operations.

If we are unable to adapt our services to rapid technological change in online commerce, our revenues and profits could be materially and adversely affected.

  The Internet and the online commerce industry undergo rapid changes in technology, products and services, user profiles and operating standards. These changes could render our Web sites and proprietary technology and systems obsolete. We must continually improve the performance, features and reliability of our online services, particularly in response to our competition. Our success will depend, in part, on our ability to:

  .  enhance our existing services;

  . develop new services and technology that address the increasingly sophisticated and varied needs of our target markets; and

  . respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

  We cannot be certain of our success in accomplishing the foregoing. If we are unable, for technical, legal, financial or other reasons, to adapt to changing market conditions or buyer requirements, our market share could be materially adversely affected.

We may become exposed to product liability claims, which could result in substantial costs and liability.

  The sale of scientific products involves the risk of product liability claims. We face potential liability for claims based on the type and adequacy of the information and data that suppliers publish on our Web sites as well as the nature of the products that are sold through our Web sites, including claims for breach of warranty, product liability, misrepresentation, violation of governmental regulations and other commercial claims. Although we maintain general liability insurance and product liability insurance, our insurance may not cover some claims and may not be adequate to fully indemnify us for liabilities that may be imposed. A product liability claim against us, if successful, could result in a significant liability that would have a material adverse effect on our liquidity and capital resources. In addition, even the successful defense of a product liability claim could result in substantial costs and diversion of our management's efforts.

We will be liable for any third party claims that may rise against EMAX including claims related to important proprietary rights regarding EMAX's technology. These claims could adversely affect our business.

  In our acquisition of EMAX, we have acquired important proprietary rights that are embodied in its software technology. This software technology is not patented and existing copyright laws offer only limited practical protection. By virtue of this acquisition, we will be liable for any valid third-party claims that may arise against EMAX in relation to their proprietary rights or contracts with suppliers and customers. While we have investigated EMAX's proprietary rights and business practices, we cannot be certain that ownership, infringement or other claims will not arise against EMAX. A successful claim by a third-party could result in significant liability on our part and could materially and adversely affect the value of the technology that we are acquiring. As a precaution, a portion of the purchase price for EMAX has been deposited into an escrow fund. If we become liable for any claims against EMAX, we may be entitled to compensation from this escrow fund. However, this escrow fund will terminate after two years and may not be sufficient to adequately compensate us for any claims that do arise.

If we are not able to offer new services, we may not be able to maintain revenue growth.

  We plan to introduce new and expanded services and to expand our third-party relationships in order to attract more buyers and suppliers to our Web sites and increase transaction volume. We cannot be certain that we will be able to offer these services in a cost-effective or timely manner. Any new services that are not favorably received by buyers or suppliers could damage our reputation or brand name. Expansion of our services will require us to devote a significant amount of time and money and may strain our management, financial and operating resources. The failure to generate profits from our expanded services could have a material adverse effect on our earnings.

The content of our Web sites may expose us to various claims, which could result in substantial costs and liabilities.

  Our Web sites contain information concerning the products offered by suppliers, including product descriptions, specifications and pricing. This information is provided by suppliers and we generally do not independently verify this information. As a result, we could potentially face liability for fraud, negligence, copyright, patent or trademark infringement and other claims based on the information contained on our Web sites. A successful claim could subject us to significant liability that would have a material adverse effect on our liquidity and capital resources. In addition, even the successful defense of a claim could result in substantial costs and division of our management's efforts and damage to our brand perception by our customers.

If we are unable to protect our intellectual property rights, our business could be materially and adversely affected.

  Our software technology is not patented and existing copyright laws offer only limited practical protection. We cannot guarantee that the legal protections that we rely on will be adequate to prevent misappropriation of our technology. Also, these protections do not prevent independent third-party development of competitive products or services. Failure to protect against the misappropriation of our intellectual property could have a material adverse effect on our business operations.

We are dependent on proprietary technology licensed from third parties, the loss of which could be costly.

  We license a portion of the content for our online services from third parties. Additionally, we intend to license a significant portion of our transaction fulfillment systems from third parties. These third-party content licenses may not be available to us on favorable terms, or at all, in the future. In addition, we must be able to successfully integrate this content in a timely and cost-effective manner to create an effective finished product. If we fail to obtain necessary content on favorable terms or are unable to successfully integrate this content or if we are unable to continue to license our order fulfillment transaction systems on favorable terms, it could have a material adverse effect on our business operations.

Our products, trademarks and other proprietary rights may infringe on the proprietary rights of third parties, which may expose us to litigation.

  While we believe that our products, trademarks and other proprietary rights do not infringe upon the proprietary rights of third parties, we cannot provide any guarantees about the third-party products that are sold on our Web sites or guarantee that third parties will not assert infringement claims against us in the future or that any such assertion will not require us to enter into a license agreement or royalty agreement with the party asserting a claim. If the third-party products sold on our Web sites infringe the proprietary rights of third parties, we may be deemed to infringe those rights by selling such products. Even the successful defense of an infringement claim could result in substantial costs and diversion of our management's efforts.

The failure to integrate successfully businesses that we have acquired or may acquire could adversely affect our business.

  We have acquired and intend to continue to acquire complementary businesses. In particular, we acquired BioSupplyNet, Inc. in 1998, Internet Auctioneers International, Inc. in 1999, SciCentral.com, Inc., Intralogix, Inc. and EMAX in 2000. An element of our strategy is to broaden the scope and content of our products and services through the acquisition of existing products, technologies, services and businesses. Acquisitions entail numerous risks, including:

  .  the integration of new operations, products, services and personnel;

  . the diversion of resources from our existing businesses, sites and technologies;

  . the inability to generate revenues from new products and services sufficient to offset associated acquisition costs;

  .  the maintenance of uniform standards, controls, procedures and policies;

  .  accounting effects that may adversely affect our financial results;

  . the impairment of employee and customer relations as a result of any integration of new management personnel;

  . dilution to existing stockholders from the issuance of equity securities; and

  .  liabilities or other problems associated with an acquired business.

  We may have difficulty in effectively assimilating and integrating these, or any future joint ventures, acquisitions or alliances, into our operations. Any difficulties in the process could disrupt our ongoing business, distract our management and employees, increase our expenses and otherwise adversely effect our business. Any problems we encounter in connection with our acquisitions could have a material adverse effect on our business.

Our planned international expansion will require significant financial resources and management attention and could have a negative effect on our earnings.

  We intend to invest resources and capital to expand internationally. As a result, we may need to establish international operations, hire additional personnel and establish relationships with additional suppliers and customers. This expansion will require significant financial resources and management attention and could have a negative effect on our earnings. We cannot assure you that we will be successful in creating international demand for our e-commerce solutions and services. In addition, our international business may be subject to a variety of risks, including, among other things, increased costs associated with maintaining international marketing efforts, applicable government regulation, fluctuations in foreign currency, difficulties in collecting international accounts receivable and the enforcement of intellectual property rights. We cannot assure you that these factors will not have an adverse effect on future international sales and earnings. In addition, we are currently contemplating registering our trademarks in other countries. We cannot assure you that we will be able to do so.

We rely on our suppliers and carriers in complying with government regulations regarding the sale and distribution of regulated products, and their failure to so comply could result in substantial civil and criminal liability.

  Many of the products offered through our Web sites are subject to direct regulation by governmental agencies, which includes numerous laws and regulations generally applicable to the chemical, pharmaceutical, controlled substances, human and biological reagents, nuclear chemical businesses, and environmental spills. Because of our presence in the distribution chain, we may be subject to significant liability for violations of these regulations regardless of our actual involvement in a violation. We could be fined or exposed to civil or criminal liability, including monetary fines and injunctions for any violations. We have historically relied, and will in the future rely, upon our suppliers to meet all packaging, distribution, labeling, hazard and health information notices to purchasers, record keeping and licensing requirements applicable to transactions conducted through our system. In addition, we rely upon our carriers to comply with regulations regarding the shipment of hazardous materials sold through our system. We cannot assure you that our suppliers and carriers will comply with all applicable government regulations.

Significant fluctuation in the market price of our common stock could result in securities class action claims against us.

  Significant price and value fluctuations have occurred with respect to the securities of Internet-related companies. Our common stock price is likely to be volatile in the future. In the past, following periods of downward volatility in the market price of a company's securities, class action litigation has often been pursued against such companies. If similar litigation were pursued against us, it could result in substantial costs and a diversion of our management's attention and resources.

Our future revenue growth would be adversely affected by a reduction in spending in the scientific products industry.

  We derive substantially all of our revenue from the scientific products industry. We expect our future growth to depend on spending levels in this industry. Any reduction in spending in the scientific products industry would have a material adverse effect on our revenues.

Unless Web-based purchasing achieves widespread acceptance, we will have difficulty achieving revenue growth.

  Use of the Internet to purchase products, particularly in the scientific products market, is at an early stage of development. Convincing buyers to purchase scientific products online may be particularly difficult as such buyers have traditionally relied on distributors of scientific products and mail order catalogs to purchase their scientific products. If the use of e-commerce services does not grow in the future, our Web site traffic and resulting revenue could be materially and adversely affected.

  The continued growth of e-commerce services is dependent upon a number of factors that are beyond our control, including the following:

  .  continued growth in the number of buyers who use e-commerce services;

  .  continued development of transaction security technology;

  .  continued development of e-commerce technology;

  . continued development and successful implementation of enterprise software solutions;

  . emergence of standard and common nomenclature and methodology for e-commerce; and

  .  development of complementary services and products.

The online scientific products market is highly competitive, which makes achieving market share and profitability more difficult.

  The online scientific products market is new, rapidly evolving and intensely competitive. Our primary competition includes e-commerce providers, online scientific communities and suppliers' e-commerce initiatives.

  Competition is likely to intensify as this market matures. As competitive conditions intensify, competitors may:

  . enter into strategic or commercial relationships with larger, more established and well-financed companies;

  .  secure services and products from suppliers on more favorable terms;

  .  devote greater resources to marketing and promotional campaigns;

  .  secure exclusive deals with buyers that impede our sales; and

  .  devote substantially more resources to Web site and systems development.

  In addition, new technologies and the expansion of existing technologies may increase competitive pressures. As a result of increased competition, we may experience reduced operating margins, as well as loss of market share and brand recognition. We may not be able to compete successfully against current and future competitors. These competitive pressures could have a material adverse effect on our revenue growth and earnings.

Online commerce and database security concerns could adversely affect traffic on our Web sites and our revenues.

  The secure transmission of confidential information over public networks is a fundamental requirement for online commerce. Concerns over the security of transactions and commercial online services and other privacy issues may also inhibit the growth of the Internet and the online commerce industry. We license encryption and authentication technology for the transmission of confidential information, such as buyer credit card numbers, through our online system. In addition, we maintain an extensive confidential database of buyer profiles and transaction information. Technological advances, including new discoveries in the field of cryptography, could result in a compromise or breach of our security systems. Security breaches could have a material adverse effect on our reputation, financial condition and results of operations. An intruder who breaches our security measures could misappropriate proprietary information or cause interruptions in our operations. We could be required to spend a significant amount of time and money to protect against security breaches or to alleviate problems caused by such breaches. Security breaches could also expose us to a risk of loss or litigation and possible liability. We cannot be certain that our security measures will prevent security breaches.

Additional regulation of online commerce could adversely affect demand for our products and services.

  There are currently few laws and regulations directly applicable to the Internet and e-commerce services. However, we expect that additional regulation may be adopted covering issues such as user privacy, pricing, content, copyrights, distribution, antitrust and characteristics and quality of products and services. In addition, the growth and development of e-commerce may prompt calls for more stringent buyer protection laws that may impose additional burdens on those companies conducting business online. The adoption of any additional laws or regulations may decrease the growth of the Internet or commercial online services, which could, in turn, decrease the demand for our products and services. Additional regulation could also increase our cost of doing business.

The application of sales and other taxes to online commerce could adversely affect demand for our products and services and are administratively burdensome.

  The application of sales and other taxes by state and local governments to online commerce is uncertain and may take years to resolve. In particular, the federal government and a number of states are currently reviewing the appropriate tax treatment of online commerce, and new federal laws or state tax regulations may subject us and/or the suppliers and buyers that use our Web sites to additional state sales and income taxes. The imposition of additional sales taxes on transactions conducted through our Web sites could make this service less valuable to buyers and adversely impact transaction volume. The imposition of any such taxes or other regulations could have a material adverse effect on our revenues and earnings. In addition, the collection and payment of such taxes may cause us to incur significant administrative effort and expense. Our failure to properly collect and pay such taxes in any jurisdiction could subject us to penalties that could adversely affect our earnings.

Items 7a: Quantitative and Qualitative Disclosures About Market Risk

  Not Applicable. See Item 7.

Item 8. Financial Statements and Supplementary Data

  The Financial Statements of SciQuest are filed together with this Report. See the Index to Financial Statements on page F-1 for a list of the Financial Statements filed herewith.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

  Information regarding the Directors of SciQuest is presented under the caption "Election of Directors" in SciQuest's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2000, which will be filed with the Securities and Exchange Commission (the "SEC") on or about April 12, 2000, and is incorporated herein by reference.

  Information concerning the Company's executive officers can be found in Part I, Item 1, of this Form 10-K under the caption "Executive Officers" in accordance with Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K.

Item 11. Executive Compensation

  Information in answer to Item 11 is presented under the caption "Compensation of Executive Officers and Other Information" excluding the information under the captions "Report of the Officer Compensation Committee on Executive Compensation" and "Stockholder Return Performance Graph" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2000, which will be filed with the SEC on or about April 12, 2000, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  Information in answer to Item 12 is presented under the caption "Stock Ownership" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2000, which will be filed with the SEC on or about April 12, 2000, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

  Information in answer to Item 13 is presented under the captions "Certain Business Relationships" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2000, which will be filed with the SEC on or about April 12, 2000, and is incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

  (a)1. Financial Statements.

  See the Index to Financial Statements and Financial Statement Schedules on page F-1 for a list of the Financial Statements filed herewith.

2. Financial Statement Schedules.

  Not Applicable.

3. List of Exhibits.

  See (c) below for a list of the Exhibits incorporated by reference herein or filed herewith.

  (b) Reports on Form 8-K.

  None.

  (c) Exhibits required by Item 601 of Regulation S-K.

  The following exhibits are filed as a part of, or are incorporated by reference into, this report on Form 10-K:

 Exhibit
 Number                                Description
 -------                               -----------
  3.1*   Amended and Restated Certificate of Incorporation of the Registrant.

  3.2*   Amended and Restated Bylaws of the Registrant.

  4.1*   See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated
         Certificate of Incorporation and Amended and Restated Bylaws of the Registrant defining rights of the holders of Common Stock of the Registrant.

  4.2*   Specimen Stock Certificate.

 10.1*   SciQuest.com, Inc. Stock Option Plan dated as of September 4, 1997.

 10.2*   Amendment No. 1 to SciQuest.com, Inc. Stock Option Plan dated as of
         September 11, 1998.

 10.3*   Amendment No. 2 to SciQuest.com, Inc. Stock Option Plan dated as of
         February 26, 1999.

 10.4*   Amendment No. 3 to SciQuest.com, Inc. Stock Option Plan dated as of
         March 1, 1999.

 10.5*   Amendment No. 4 to SciQuest.com, Inc. Stock Option Plan dated as of
         August 27, 1999.

 10.6* Agreement of Sublease by and between Inspire Pharmaceuticals, Inc. and the Registrant dated July 31, 1998.

 10.7*   Sublease Agreement by and between Applied Innovation, Inc. and the
         Registrant dated March 11, 1999.

 10.8*   Sublease Agreement by and between Vascular Therapeutics, Inc. and the
         Registrant dated August 19, 1999.

 10.9*   Master Lease Agreement by and between Comdisco, Inc. and the
         Registrant dated May 21, 1999, as amended.

 10.10*  Stock Restriction Agreement by and between the Registrant and Antony
         Francis dated March 1, 1999.

 10.11* Registration Rights Agreement by and among the Registrant and the purchasers of Class B Common Stock and the purchasers of Series A
         Preferred Stock dated October 17, 1997, as amended.

 10.12* Registration Rights Agreement by and among the Registrant and the purchasers of Series C Preferred Stock dated September 29, 1998.

 10.13*  Registration Rights Agreement by and among the Registrant and Antony
         Francis dated March 1, 1999.

 10.14* Registration Rights Agreement by and among the Registrant, the holders of Series B Preferred Stock and the purchasers of Series D Preferred
         Stock dated May 18, 1999, as amended.

 10.15* Registration Rights Agreement by and among the Registrant and the holders of Series E Preferred Stock dated July 27, 1999.


 Exhibit
 Number                                Description
 -------                               -----------
 10.16*  Merger Agreement by and among the Registrant, SciQuest Merger
         Subsidiary, Inc., Internet Auctioneers International, Inc. and Mark
         Atlas dated July 27, 1999.

 10.17*  Merger Agreement by and among the Registrant, SciQuest Acquisition,
         Inc. and BioSupplyNet, Inc. dated September 29, 1998.

 10.18* Lease Agreement by and between Duke-Weeks Realty Limited Partnership and the Registrant dated as of October 19, 1999.

 10.19* Content Conversion Services Agreement by and between the Registrant and Requisite Technology, Inc. dated December 18, 1998.

 10.20** Form of Strategic Alliance Plus Agreement.

 10.21** Form of Strategic Purchasing Agreement.
 10.22** Registration Rights Agreement by and among the Registrant and the former holders of Intralogix, Inc. stock dated January 14, 2000.

 10.23*  Amendment No. 5 to SciQuest.com, Inc. Stock Option Plan.

 10.24*  SciQuest.com, Inc. 1999 Stock Incentive Plan dated as of October 12,
         1999.

 10.25** First Amendment to 1999 Stock Incentive Plan.
 10.26** Merger Agreement by and among the Registrant, Lujack Subsidiary, Inc.,
         Intralogix, Inc., Mary T. Romac, Timothy M. Brady and Dale L. Young dated January 14, 2000.
 10.27** Merger Agreement by and among the Registrant, SciCentral Acquisition
         Subsidiary, Inc., SciCentral.com, Inc. and the shareholders of SciCentral.com, Inc. dated February 2, 2000.
 10.28** Registration Rights Agreement by and among the Registrant and the former holders of SciCentral, Inc. stock dated February 2, 2000.
 10.29** Restricted Stock Agreement between the Registrant and W. Andrew
         McKenna dated January 31, 2000.
 10.30** Agreement and Plan of Merger and Reorganization between the Registrant, ESP Acquisition, Inc. and EMAX Solution Partners, Inc.
         dated March 13, 2000.
 10.31** Registration Rights Agreement by and among the Registrant and the former holders of EMAX Solution Partners, Inc. stock dated March 13,
         2000.
 21.1**  List of Subsidiaries.
 23.1    Consent of PricewaterhouseCoopers LLP.
 27.1    Financial Data Schedule.

--------
* Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Reg. No. 333-87433).
** Incorporated by reference to the Registrant's Registration Statement on Form
   S-1 (Reg. No. 333-32582).

Item 8--Financial Statements

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----

SciQuest.com, Inc.:

Report of Independent Accountants......................................... F-2

Consolidated Balance Sheets as of December 31, 1998 and 1999.............. F-3

Consolidated Statements of Operations for the Years Ended December 31,
 1997, 1998 and 1999...................................................... F-4

Consolidated Statements of Stockholders' Equity (Deficit) for the Years
 Ended December 31, 1997,
 1998 and 1999............................................................ F-5

Consolidated Statements of Cash Flows for the Years Ended December 31,
 1997, 1998 and 1999...................................................... F-6

Notes to Consolidated Financial Statements................................ F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of SciQuest.com, Inc.

  In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity (deficit), and of cash flows present fairly, in all material respects, the financial position of SciQuest.com, Inc. and its subsidiaries (the "Company") at December 31, 1999 and 1998, and the results of their operations and their cash flows for the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          /s/ PricewaterhouseCoopers LLP

February 2, 2000
Raleigh, North Carolina

                               SciQuest.com, Inc.

                          CONSOLIDATED BALANCE SHEETS

                                                    December 31,  December 31,
                                                        1998          1999
                                                    ------------  -------------
                      Assets
Current assets:
 Cash and cash equivalents......................... $ 5,391,462   $  98,126,414
 Short-term investments............................   1,886,693      24,285,293
 Accounts receivable...............................     104,082       1,771,634
 Prepaid expenses and other assets.................      37,057       1,625,355
                                                    -----------   -------------
  Total current assets.............................   7,419,294     125,808,696
                                                    -----------   -------------
Restricted cash....................................      82,236             --
Long-term investments..............................         --       23,592,483
Property and equipment, net........................     357,460       2,869,423
Capitalized development costs, net.................         --        1,392,085
Other assets.......................................   1,314,109       3,238,997
                                                    -----------   -------------
  Total assets..................................... $ 9,173,099   $ 156,901,684
                                                    -----------   -------------
  Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
 Accounts payable.................................. $   694,611   $   4,250,978
 Accrued liabilities...............................     280,003       1,111,395
 Current maturities of capital lease obligations...      18,048         463,141
 Current maturities of notes payable...............      14,060             --
                                                    -----------   -------------
  Total current liabilities........................   1,006,722       5,825,514
                                                    -----------   -------------
Deferred income taxes..............................     285,005          66,225
Capital lease obligations, less current
 maturities........................................      35,082       1,190,786
Notes payable, less current maturities.............      65,128             --
Commitments and contingencies (Note 14)............         --              --
Mandatorily redeemable convertible preferred
 stock.............................................  10,882,702             --
Stockholders' equity (deficit):
 Series A convertible preferred stock, $0.001 par
  value; 769,231 and no shares designated; 769,221
  and no shares issued and outstanding as of
  December 31, 1998, and 1999, respectively........     683,135             --
 Series C convertible preferred stock, $0.001 par
  value; 700,000 and no shares designated,
  respectively; 546,405 and no shares issued and
  outstanding as of December 31, 1998 and 1999,
  respectively.....................................   1,524,470             --
 Preferred stock, undesignated, 10,000,000 shares
  authorized; none issued or outstanding...........         --              --
 Common stock, $0.001 par value; 90,000,000 shares
  authorized; 3,412,447 and 26,353,652 shares
  issued and outstanding as of December 31, 1998,
  and 1999, respectively...........................       3,412          26,354
 Class B common stock, $0.001 par value, 250,020
  and no shares authorized, issued and outstanding
  as of December 31, 1998, and 1999, respectively..     100,000             --
 Additional paid-in capital........................      49,949     591,841,571
 Deferred compensation.............................         --      (12,276,151)
 Deferred customer acquisition costs...............         --     (391,138,705)
 Accumulated other comprehensive loss..............      (6,673)            --
 Accumulated deficit...............................  (5,455,833)    (38,633,910)
                                                    -----------   -------------
 Total stockholders' equity (deficit)..............  (3,101,540)    149,819,159
                                                    -----------   -------------
  Total liabilities and stockholders' equity
   (deficit)....................................... $ 9,173,099   $ 156,901,684
                                                    ===========   =============

   The accompanying notes are an integral part of these financial statements.

                               SciQuest.com, Inc.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                              Year Ended December 31,
                                        -------------------------------------
                                          1997        1998          1999
                                        ---------  -----------  -------------
Revenues............................... $ 196,381  $   477,818  $   3,882,441
Cost of revenues.......................       --        41,880      3,426,692
                                        ---------  -----------  -------------
  Gross profit.........................   196,381      435,938        455,749
                                        ---------  -----------  -------------
Operating expenses:
 Development...........................   140,520    1,191,135      9,008,261
 Sales and marketing...................   256,699    1,706,033     10,206,133
 General and administrative............   457,058    1,104,010      7,075,907
 Stock based non-cash employee
  compensation.........................       --           --         323,676
 Stock based non-cash customer
  acquisition costs....................       --           --       9,107,753
 Purchased in-process research and
  development..........................       --       791,102            --
                                        ---------  -----------  -------------
  Total operating expenses.............   854,277    4,792,280     35,721,730
                                        ---------  -----------  -------------
Operating loss.........................  (657,896)  (4,356,342)   (35,265,981)
                                        ---------  -----------  -------------
Interest income (expense):
 Interest income.......................     3,235      110,565      1,897,115
 Interest expense......................   (35,028)     (30,524)       (27,991)
                                        ---------  -----------  -------------
  Net interest income (expense)........   (31,793)      80,041      1,869,124
                                        ---------  -----------  -------------
Loss before income taxes...............  (689,689)  (4,276,301)   (33,396,857)
Income tax benefit.....................       --        54,695        218,780
                                        ---------  -----------  -------------
Net loss...............................  (689,689)  (4,221,606)   (33,178,077)
                                        =========  ===========  =============
Pro forma net loss per common share--
 basic and diluted.....................                         $       (2.09)
Pro forma weighted average common
 shares outstanding....................                            15,846,189
Net loss available to common
 stockholders.......................... $(689,689) $(4,550,329) $(112,467,099)
                                        =========  ===========  =============
Net loss per common share--basic and
 diluted............................... $   (0.20) $     (1.33) $      (18.10)
Weighted average common shares
 outstanding--basic and diluted........ 3,412,447    3,412,447      6,214,893



   The accompanying notes are an integral part of these financial statements.

                               SciQuest.com, Inc.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                         Series A             Series C              Series E                                 Class B
                      Preferred Stock      Preferred Stock       Preferred Stock       Common Stock       Common Stock
                    ------------------- --------------------- --------------------- ------------------ -------------------
                     Shares    Amount    Shares     Amount     Shares     Amount      Shares   Amount   Shares    Amount
                    --------- --------- --------- ----------- --------- ----------- ---------- ------- --------- ---------
 Balance at
 December 31,
 1996............         --  $     --        --  $       --        --  $       --   3,412,447 $ 3,412   250,020 $ 100,000
 Noncash
 management
 compensation
 expense.........         --        --        --          --        --          --         --      --        --        --
 Issuance of
 Series A
 convertible
 preferred stock
 at $0.91 per
 share in
 exchange for
 cash and
 conversion of
 promissory note,
 net.............     769,221   683,135       --          --        --          --         --      --        --        --
 Net loss........         --        --        --          --        --          --         --      --        --        --
                    --------- --------- --------- ----------- --------- ----------- ---------- ------- --------- ---------
 Balance at
 December 31,
 1997............     769,221   683,135       --          --        --          --   3,412,447   3,412   250,020   100,000
 Issuance of
 Series C
 convertible
 preferred stock
 at $2.80 per
 share in
 exchange for
 shares of
 BioSupplyNet,
 Inc. ...........         --        --    546,405   1,524,470       --          --         --      --        --        --
 Issuance of
 stock warrants..         --        --        --          --        --          --         --      --        --        --
 Accretion of
 mandatorily
 redeemable
 preferred
 stock...........         --        --        --          --        --          --         --      --        --        --
 Net loss........         --        --        --          --        --          --         --      --        --        --
 Other
 comprehensive
 loss--unrealized
 loss on
 investments.....         --        --        --          --        --          --         --      --        --        --
                    --------- --------- --------- ----------- --------- ----------- ---------- ------- --------- ---------
 Balance at
 December 31,
 1998............     769,221   683,135   546,405   1,524,470       --          --   3,412,447   3,412   250,020   100,000
 Issuance of
 Series C
 convertible
 preferred stock
 at $2.80 per
 share in
 exchange for
 cash............         --        --     89,408     250,000       --          --         --      --        --        --
 Issuance of
 Series E
 convertible
 preferred stock
 at $11.32 per
 share in
 exchange for
 shares of IAI,
 Inc. ...........         --        --        --          --    114,995   1,255,616        --      --        --        --
 Issuance of
 Common Stock
 warrants in
 connection with
 Series D
 preferred
 stock...........         --        --        --          --        --          --         --      --        --        --
 Realized loss on
 sale of
 investments.....         --        --        --          --        --          --         --      --        --        --
 Accretion of
 mandatorily
 redeemable
 preferred
 stock...........         --        --        --          --        --          --         --      --        --        --
 Deferred
 compensation
 related to
 acquisition of
 IAI, Inc. ......         --        --        --          --        --          --         --      --        --        --
 Deferred
 compensation
 related to
 issuance of
 stock options...         --        --        --          --        --          --         --      --        --        --
 Deferred partner
 acquisition
 costs related to
 issuance stock
 warrants........         --        --        --          --        --          --         --      --        --        --
 Conversion of
 preferred stock
 into common
 stock...........   (769,221) (683,135) (635,813) (1,774,470) (114,995) (1,255,616) 13,438,185  13,438 (250,020) (100,000)
 Proceeds from
 sale of common
 stock in initial
 public
 offering........         --        --        --          --        --          --   8,625,000   8,625       --        --
 Exercise of
 common stock
 options.........         --        --        --          --        --          --     436,874     437       --        --
 Exercise of
 common stock
 warrants........         --        --        --          --        --          --     441,146     442       --        --
 Amortization of
 deferred
 compensation
 related to stock
 options.........         --        --        --          --        --          --         --      --        --        --
 Amortization of
 deferred
 compensation
 related to
 acquisition of
 IAI, Inc. ......         --        --        --          --        --          --         --      --        --        --
 Amortization of
 deferred partner
 acquisition
 costs...........         --        --        --          --        --          --         --      --        --        --
 Net loss........         --        --        --          --        --          --         --      --        --        --
                    --------- --------- --------- ----------- --------- ----------- ---------- ------- --------- ---------
 Total at
 December 31,
 1999............         --  $     --        --  $       --        --  $       --  26,353,652 $26,354       --  $     --
                    ========= ========= ========= =========== ========= =========== ========== ======= ========= =========
                                                  Deferred      Accumulated                    Total
                     Additional                   Customer         Other                   Stockholders'
                        Paid        Deferred     Acquisition   Comprehensive Accumulated      Equity
                     in Capital   Compensation      Costs      Income (Loss)     Loss        (Deficit)
                    ------------- ------------- -------------- ------------- ------------- --------------
 Balance at
 December 31,
 1996............   $    186,588  $        --   $         --      $   --     $   (544,538) $   (254,538)
 Noncash
 management
 compensation
 expense.........        180,000           --             --          --              --        180,000
 Issuance of
 Series A
 convertible
 preferred stock
 at $0.91 per
 share in
 exchange for
 cash and
 conversion of
 promissory note,
 net.............            --            --             --          --              --        683,135
 Net loss........            --            --             --          --         (689,689)     (689,689)
                    ------------- ------------- -------------- ------------- ------------- --------------
 Balance at
 December 31,
 1997............        366,588           --             --          --       (1,234,227)      (81,092)
 Issuance of
 Series C
 convertible
 preferred stock
 at $2.80 per
 share in
 exchange for
 shares of
 BioSupplyNet,
 Inc. ...........            --            --             --          --              --      1,524,470
 Issuance of
 stock warrants..         12,084           --             --          --              --         12,084
 Accretion of
 mandatorily
 redeemable
 preferred
 stock...........       (328,723)          --             --          --              --       (328,723)
 Net loss........            --            --             --          --       (4,221,606)   (4,221,606)
 Other
 comprehensive
 loss--unrealized
 loss on
 investments.....            --            --             --      (6,673)             --         (6,673)
                    ------------- ------------- -------------- ------------- ------------- --------------
 Balance at
 December 31,
 1998............         49,949           --             --      (6,673)     (5,455,833)    (3,101,540)
 Issuance of
 Series C
 convertible
 preferred stock
 at $2.80 per
 share in
 exchange for
 cash............            --            --             --          --              --        250,000
 Issuance of
 Series E
 convertible
 preferred stock
 at $11.32 per
 share in
 exchange for
 shares of IAI,
 Inc. ...........            --            --             --          --              --      1,255,616
 Issuance of
 Common Stock
 warrants in
 connection with
 Series D
 preferred
 stock...........        726,137           --             --          --              --        726,137
 Realized loss on
 sale of
 investments.....            --            --             --        6,673             --          6,673
 Accretion of
 mandatorily
 redeemable
 preferred
 stock...........    (79,289,022)          --             --          --              --    (79,289,022)
 Deferred
 compensation
 related to
 acquisition of
 IAI, Inc. ......            --      (400,000)            --          --              --       (400,000)
 Deferred
 compensation
 related to
 issuance of
 stock options...     12,199,827  (12,199,827)            --          --              --            --
 Deferred partner
 acquisition
 costs related to
 issuance stock
 warrants........    400,246,458           --   (400,246,458)         --              --            --
 Conversion of
 preferred stock
 into common
 stock...........    129,106,344           --             --          --              --    125,306,561
 Proceeds from
 sale of common
 stock in initial
 public
 offering........    126,916,635           --             --          --              --    126,925,260
 Exercise of
 common stock
 options.........         60,351           --             --          --              --         60,788
 Exercise of
 common stock
 warrants........      1,824,892           --             --          --              --      1,825,334
 Amortization of
 deferred
 compensation
 related to stock
 options.........            --        240,341            --          --              --        240,341
 Amortization of
 deferred
 compensation
 related to
 acquisition of
 IAI, Inc. ......            --         83,335            --          --              --         83,335
 Amortization of
 deferred partner
 acquisition
 costs...........            --            --       9,107,753         --              --      9,107,753
 Net loss........            --            --             --          --      (33,178,077)  (33,178,077)
                    ------------- ------------- -------------- ------------- ------------- --------------
 Total at
 December 31,
 1999............   $591,841,571  $(12,276,151) $(391,138,705)    $   --     $(38,633,910) $149,819,159
                    ============= ============= ============== ============= ============= ==============

   The accompanying notes are an integral part of these financial statements.

                               SciQuest.com, Inc.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Year Ended December 31,
                                           ------------------------------------
                                             1997        1998          1999
                                           ---------  -----------  ------------
Cash flows from operating activities
 Net loss................................  $(689,689) $(4,221,606) $(33,178,077)
 Adjustments to reconcile net loss to net
  cash used in operating activities
  Depreciation and amortization..........     12,421      205,122     1,264,120
  Noncash management compensation
   expense...............................    180,000          --            --
  Amortization of debt discount..........        --        12,084           --
  Purchased in process research and
   development...........................        --       791,102           --
  Deferred tax benefit...................        --       (54,695)     (218,780)
  Amortization of deferred compensation..        --           --        323,676
  Amortization of deferred customer
   acquisition costs.....................        --           --      9,107,753
  Amortization of discount on
   investments...........................        --           --       (215,069)
  Changes in operating assets and
   liabilities
   Accounts receivable...................      6,460      (61,425)   (1,650,144)
   Prepaid expenses and other assets.....     (4,830)     (47,535)     (594,544)
   Accounts payable......................     13,125      469,833     3,556,367
   Other assets..........................        --           --     (2,688,588)
   Accrued liabilities...................     91,659     (184,467)      766,928
                                           ---------  -----------  ------------
    Net cash used in operating
     activities..........................   (390,854)  (3,091,587)  (23,526,358)
                                           ---------  -----------  ------------
Cash flows from investing activities
 Purchase of property and equipment......        --      (273,341)   (3,420,505)
 Proceeds from sale of equipment.........        --           --        704,522
 Cash received from acquisitions.........        --         9,173         4,918
 Maturity of investments.................        --           --     11,854,602
 Purchase of investments, including
  restricted cash........................        --    (1,975,602)  (57,541,707)
                                           ---------  -----------  ------------
    Net cash used in investing
     activities..........................        --    (2,239,770)  (48,398,170)
                                           ---------  -----------  ------------
Cash flows from financing activities
 Borrowings under notes payable..........    211,581      562,110           --
 Repayment of notes payable..............    (90,869)    (206,348)     (175,188)
 Repayment of capital lease obligations..     (8,322)      (2,758)      (87,689)
 Proceeds from exercise of common stock
  warrants...............................        --           --      1,825,334
 Proceeds from exercise of common stock
  options................................        --           --         60,788
 Proceeds from issuance of Class B common
  stock, net.............................        --           --            --
 Proceeds from issuance of Series A
  convertible preferred stock, net.......    600,596          --            --
 Proceeds from issuance of Series C
  convertible preferred stock, net.......        --           --        250,000
 Proceeds from issuance of Series B
  mandatorily redeemable convertible
  preferred stock, net...................        --    10,038,979           --
 Proceeds from issuance of Series D
  mandatorily redeemable convertible
  preferred stock, net...................        --           --     35,860,975
 Proceeds from sale of common stock in
  initial public offering, net...........        --           --    126,925,260
                                           ---------  -----------  ------------
    Net cash provided by financing
     activities..........................    712,986   10,391,983   164,659,480
                                           ---------  -----------  ------------
Net increase in cash and cash
 equivalents.............................    322,132    5,060,626    92,734,952
Cash and cash equivalents at beginning of
 period..................................      8,704      330,836     5,391,462
                                           ---------  -----------  ------------
Cash and cash equivalents at end of
 period..................................  $ 330,836  $ 5,391,462  $ 98,126,414
                                           =========  ===========  ============

   The accompanying notes are an integral part of these financial statements.

                              SciQuest.com, Inc.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company

  SciQuest.com, Inc. ("SciQuest.com" or the "Company"), which began operations on November 27, 1995, is a Web-based, interactive marketplace for scientific and laboratory products used by pharmaceutical, clinical, biotechnology, chemical, industrial and educational organizations worldwide. The Company's marketplace solutions utilize enabling Internet technologies and leverage its management's extensive industry expertise to streamline the traditionally inefficient scientific products supply chain. The Company's distributor-neutral approach allows it to create an open and scalable marketplace that it believes is more attractive to both buyers and suppliers. The Company earns revenues from e-commerce transactions generated by purchases made through the SciQuest.com Web sites. In addition, SciQuest.com earns revenue for banner advertising on its Web sites and advertising in the printed catalogue of scientific products (the "Source Book"), which is prepared and distributed by the Company's subsidiary, BioSupplyNet, Inc. ("BioSupplyNet") and on commissions received for the auction, through one of the Company's Web sites of used scientific equipment by the Company's subsidiary, Internet Auctioneers International, Inc. ("IAI"). SciQuest.com's technology allows buyers to quickly find vendors of the scientific products and services they need and then order these products directly from the supplier using SciQuest.com's Web sites.

2. Summary of Significant Accounting Policies

Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

  The consolidated financial statements include the accounts of SciQuest.com, Inc. and its wholly-owned subsidiaries, BioSupplyNet, Inc. and Internal Auctioneers International, Inc. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

  The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

Investments

  The Company considers all investments that are not considered cash equivalents and with a maturity of less than one year from the balance sheet date to be short term investments. The Company considers all investments with a maturity of greater than one year to be long term investments. At December 31, 1998, all investments were considered as available-for-sale and were carried at fair value with unrealized gains and losses recognized as a component of other comprehensive income. At December 1999, all investments are considered as held-to-maturity and are carried at amortized cost, as the Company has both the positive intent and ability to hold them to maturity. The unrealized holding loss of $6,673 on the Company's investments at December 31, 1998 was amortized to interest income over the period from the date of the transfer of the investments to held-to-maturity to the maturity date of the related investments. Interest income includes interest, amortization of investment purchases premiums and discounts, and realized gains and losses on sales of securities. Realized gains and losses on sales of investment securities are determined based on the specific identification method.

                              SciQuest.com, Inc.

Restricted Cash

  Restricted cash was comprised of a certificate of deposit which served as collateral on the Company's bank loan. This certificate of deposit was to be maintained until the bank loan was repaid. During the year ended December 31, 1999, the Company repaid the bank loan, and therefore this certificate of deposit is no longer restricted.

Accounts Receivable

  The Company bears all risk of loss on credit sales of scientific products in e-commerce transactions. Accounts receivable are presented net of an allowance for uncollectable accounts of $37,000 and $39,000 at December 31, 1998 and 1999, respectively.

Property and Equipment

  Property and equipment is primarily comprised of furniture and computer equipment which are recorded at cost and depreciated using the straight-line method over their estimated useful lives which range from three to five years. Property and equipment includes certain equipment under capital leases. These items are depreciated over the shorter of the lease period or the estimated useful life of the equipment.

Development Costs

  Development costs include expenses incurred by the Company to develop, enhance, manage, monitor and operate the Company's Web sites and costs of managing and integrating data on this Company's web sites. In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AICPA") issued Statements of Position No. 98-1 "Accounting for the Costs of Computer Software Developed or obtained for Internal Use," ("SOP No. 98-1") which provides guidance regarding when software developed or obtained for internal use should be capitalized. SOP No. 98-1 is effective for financial standards for fiscal years beginning after December 15, 1998. The Company adopted SOP No. 98-1 effective January 1, 1999. The adoption of SOP No. 98-1 did not have a material impact on the Company's consolidated financial statements. With the adoption of SOP No. 98-1, the Company began accounting for the software development component of development costs in accordance with SOP No. 98-1 which requires certain costs associated with the development of the Company's Web sites to be capitalized and amortized over the useful life of the related applications, which generally range from three months to one year. Capitalized development cost are amortized over the estimated life of the related application.

Capitalized Software Costs

  Software development costs are required to be capitalized beginning when a product's technological feasibility has been established and ending when a product is available for general release to customers. Capitalized software costs which are included in capitalized development costs result from the acquisition of BioSupplyNet (see Note 3) and were determined by an independent valuation of BioSupplyNet.

  These capitalized software costs are primarily associated with a search engine with e-commerce capabilities and high level electronic taxonomy and ontological conventions under development by BioSupplyNet at the date of acquisition. These costs are being amortized over a period of 27 months.

Intangible Assets

  Intangible assets, which resulted primarily from the acquisition of BioSupplyNet, were determined by valuations prepared by management and are primarily associated with the Source Book and contracts with certain Web sites (the "Web Site Agreements") to provide a link to the SciQuest.com Web site. Because the Source

                              SciQuest.com, Inc.

Book is a printed publication, which must be updated on an annual basis, capitalized costs related to the Source Book are being amortized over a period of 15 months. Capitalized costs related to the Web Site Agreements are being amortized over a 12 month period which is the remaining term of such agreements.

  Goodwill represents the excess of the purchase price of BioSupplyNet and Internet Auctioneers International, Inc. over the fair value of the assets acquired. Goodwill is being amortized over a period of three to five years.

Purchased In-Process Research and Development

  The acquisition cost of in-process technology that at the date of purchase has not achieved technological feasibility and has no alternative future use is charged to operations in the period such technology is acquired. Purchased in-process research and development costs for the year ended December 31, 1998 relate to the acquisition of BioSupplyNet (see Note 3).

Fair Value of Financial Instruments

  The carrying value of cash and cash equivalents, accounts payable and accounts receivable at December 31, 1998 and 1999 approximated their fair value due to the short-term nature of these items. The Company considers its short-term and long-term investments to be held-to-maturity and therefore these investments are carried at amortized cost. The fair value of the Company's short-term and long-term investments at December 31, 1998 and 1999, based on market quotes, is presented in note 5.

Impairment of Long-Lived Assets

  The Company evaluates the recoverability of its property and equipment and intangible assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121"). SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets or the business to which such assets relate. No impairments were required to be recognized during the years ended December 31, 1997, 1998, and 1999.

Revenue Recognition

  The Company's revenues have historically been derived from services provided to customers for development of Internet services, short term contracts for banner advertising on its Web sites and from the sale of advertising included in the Source Book. In April 1999, the Company began selling scientific products through its e-commerce Web sites.

  Advertising revenues on banner contracts are recognized ratably over the period in which the advertisement is displayed, provided that the Company has no significant remaining obligations to the advertiser and that collection of the resulting receivable is probable. Revenues from advertising included in the Source Book are recognized at the date the Source Book is published and distributed to the purchasers of scientific products as the Company has met all of its obligations to the advertisers at that date.

  Revenues received from the sale of scientific products in e-commerce transactions are recorded as product revenues and are recognized by the Company upon notification from the suppliers of scientific products that the items ordered have been shipped to purchasers. A reserve for returns is recognized for estimated product returns to the Company's suppliers. Product revenues totaled approximately $2,979,000 for the year ended December 31, 1999.

                              SciQuest.com, Inc.

  Revenues received from the auction of used scientific products by the Company's subsidiary, IAI, represents commissions which are determined based on a percentage of the value of the scientific products sold. The Company recognizes these commissions in revenue at the date the related piece of scientific equipment is sold.

Cost of Revenues

  Cost of product revenues represents the purchase price to the Company of the scientific products sold through its e-commerce Web sites, shipping and handling fees and the cost of maintaining such Web sites. The Company generally takes legal title to the scientific products purchased at the date of shipment and relinquish title to our customers upon delivery.

  In addition, the Company bears all credit risk for its sales of scientific products in e-commerce transactions.

  Cost of advertising and subscription revenue includes the cost of preparing the banner ads for display on the Company's Web sites and the cost of publishing and distributing the Source Book. Advertising production costs are recorded as cost of revenues the first time an advertisement appears on the Company's Web sites.

Sales and Marketing Expenses

  Sales and marketing expenses consist primarily of costs, including salaries and sales commissions, of all personnel involved in the sales process. Sales and marketing expenses also include costs of advertising, trade shows and certain indirect costs. All costs of advertising the services and products offered by the Company are expensed as incurred. Advertising expense totaled approximately $15,000, $181,000 and $1,900,000 for the years ended December 31, 1997, and 1998, and 1999, respectively.

Income Taxes

  The Company accounts for income taxes using the liability method which requires the recognition of deferred tax assets or liabilities for the temporary differences between financial reporting and tax bases of the Company's assets and liabilities and for tax carryforwards at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Stock Based Compensation

  The Company accounts for non-cash stock based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB No. 25") which states that no compensation expense is recognized for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of the Company's common stock on the grant date. In the event that stock options are granted with an exercise price below the estimated fair market value of the Company's common stock at the grant date, the difference between the fair market value of the Company's common stock and the exercise price of the stock option is recorded as deferred compensation. Deferred compensation is amortized to compensation expense over the vesting period of the related stock option. The Company recognized $323,676 in noncash compensation expense related to amortization of deferred compensation during the year ended December 31, 1999. The Company did not recognize any noncash compensation expense related to stock options during the years ended December 31, 1997 and 1998, as no options were granted with exercise prices below fair value until 1999. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which requires compensation expense to be disclosed based on the fair value of the options granted at the date of the grant.

                              SciQuest.com, Inc.

Credit Risk, Significant Customers and Concentrations

  Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, accounts receivable and investments. Cash and cash equivalents are deposited with high credit quality financial institutions which invest primarily in U.S. Government securities, highly rated commercial paper and certificates of deposit guaranteed by banks which are members of the FDIC. The counterparties to the agreements relating to the Company's investments consist primarily of the U.S. Government and various major corporations with high credit standings.

  In 1997, one customer accounted for 30% of revenues. No single customer accounted for more than 10% of the Company's revenues during the year ended December 31, 1998. During 1999, two customers comprised 14% and 34%, respectively, of the Company's revenue. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company's customer base and because all customers are located in the United States. At December 31, 1998, one customer comprised 30% of the accounts receivable balance. At December 31, 1999, two customers comprised 21% and 27%, respectively, of the accounts receivable balance. All of the Company's revenues are from sales transactions originating in the United States.

  The Company relies on a number of third party suppliers for various services, including e-commerce fulfillment services. While the Company believes it could obtain these services from other qualified suppliers on similar terms and conditions, a disruption in supply of these services by the current suppliers could materially harm the business.

Cash Flows

  The Company made cash payments for interest of $33,416, $18,521, and $27,681 during the years ended December 31, 1997, 1998, and 1999, respectively.

  The Company acquired property and equipment through the assumption of capital lease obligations amounting to $0, $55,130, and $1,688,485 during the years ended December 31, 1997,1998, and 1999 respectively.

Comprehensive Income (Loss)

  Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS No. 130"). Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. The Company's only item of other comprehensive income during the year ended December 31, 1998 was the unrealized gain on investments in debt securities considered as available-for-sale. The Company had no items of other comprehensive income for the year ended December 31, 1999.

Segment Reporting

  The Company has determined that it does not have any separately reportable operating segments as of December 31, 1998 and 1999.

Net Income (Loss) Per Common Share

 Historical

  Basic net income (loss) per common share ("Basic EPS") is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted net

                              SciQuest.com, Inc.

income (loss) per common share ("Diluted EPS") is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants and shares issuable upon conversion of Class B common stock and convertible preferred stock. The calculation of the net loss per share available to common stockholders for the years ended December 1997, 1998, and 1999, does not include 545, 5,325,054 and 6,662,854, respectively, potential shares of common stock equivalents, as their impact would be anti-dilutive.

 Pro Forma (Unaudited)

  Pro forma net income (loss) per common share is calculated assuming the reclassification of all outstanding shares of Class A common stock to common stock and the conversion of all outstanding shares of Class B common stock and all outstanding shares of preferred stock into common stock which occurred upon the effectiveness of the Company's initial public offering on November 19, 1999 as if such conversion occurred on January 1, 1999, or the date of issuance of the applicable preferred stock if later. Therefore, accretion of mandatorily redeemable preferred stock of $79,289,022 for the year ended December 31, 1999 is excluded from the calculation of pro forma net loss per common share.

  The calculation of pro forma net loss per common share for the year ended
December 31, 1999 does not include    , respectively, potential shares of
common stock equivalents, as their impact would be anti-dilutive.

  The calculation of the Company's pro forma net loss per common share before stock based noncash charges for the year ended December 31, 1999, is presented below:

   Net Loss...................................................... $(33,178,077)
   Stock based noncash charges...................................    9,431,429
                                                                  ------------
   Net loss before stock based noncash charges................... $(23,746,648)
                                                                  ============
   Pro forma net loss per common share........................... $      (1.50)
                                                                  ============
   Pro forma weighted average common stock shares outstanding....   15,846,189

Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Investments and Hedging Activities," ("SFAS No. 133"). SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supercedes several existing standards. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarter's of fiscal years beginning after June 15, 2000. The Company currently does not and does not presently intend in the future to invest in derivative financial instruments and therefore does not expect that the adoption of SFAS No. 133 will have a material impact on the consolidated financial statements.

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") which addresses certain criteria for revenue recognition. SAB 101 is required to be adopted for reporting periods beginning after January 15, 2000. The adoption of SAB 101 is not expected to have a material impact on the Company's consolidated financial position or results of operations.

                              SciQuest.com, Inc.

3. Acquisitions

  On September 29, 1998, the Company purchased all of the outstanding common and preferred stock of BioSupplyNet in exchange for the issuance of 546,405 shares of the Company's Series C convertible preferred stock and 162,718 warrants to purchase the Company's common stock at an exercise price of $1.85 per share. In addition, the Company issued 192,280 options to purchase the Company's common stock primarily to former employees of BioSupplyNet who became employees of the Company. Of those options, 189,297 issued with an exercise price of $0.18 per share which was the fair value of the Company's common stock on the date of the grant. The remaining 2,983 options were replacement options with an exercise price of $0.002 per share. The Company did not record any purchase price related to the 2,983 options issued with an exercise price of $0.002 per share, as the value of the options as calculated in accordance with SFAS No. 123 was determined to be de minimis. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price allocated to the assets acquired and liabilities assumed based on our estimates of fair value at the acquisition date. The fair value assigned to intangible assets acquired was based on a valuation prepared by management of the Company of the purchased in-process research and development, developed technology, the Source Book and the management of BioSupplyNet. The fair value of the tangible and intangible assets acquired and purchased in-process research and development was determined by a valuation prepared by the management of the Company using the average of a risk-adjusted income approach based on stage of completion and the estimated cost actually incurred by BioSupplyNet in developing the technology, for acquired research and development and completed technology, and a risk-adjusted income approach for the Source Book and the Web Site Agreements. The excess of the purchase price over the fair values of assets acquired less liabilities assumed was allocated to goodwill.

  The total purchase price of $1,988,524 consisted of 546,405 shares of the Company's Series C preferred stock with an estimated fair value of $2.80 per share, based on the per share price of the Company's Series B mandatorily redeemable convertible preferred stock which was sold between July and November 1998, and the assumption of $464,054 of net liabilities of BioSupplyNet. Of the total purchase price, $791,102 was allocated to acquired in process research and development and immediately charged to operations because the in-process technology acquired had not reached the stage of technological feasibility at the date of the acquisition and had no alternative future use. In addition, $364,148 of the purchase price was allocated to capitalized software costs for completed technology, $378,592 was allocated to the Source Book, $80,766 was allocated to the Web Site Agreements and $79,809 was allocated to the tangible assets of BioSupplyNet, which were comprised of cash, accounts receivable and furniture and equipment. The remaining purchase price of $294,107 was allocated to goodwill.

  Of the total purchase price, $791,102 represents purchased in-process research and development related to an e-commerce product offering being developed by BioSupplyNet that had not yet reached technological feasibility and had no alternative future use. The value assigned to in-process research and development was based on a valuation prepared by management of the Company. The value assigned to e-commerce technology being developed by BioSupplyNet was adjusted to reflect the relative value of this e-commerce technology based on stage of completion, complexity of the work completed at the date of the acquisition, difficulty of completing the development, the development costs already incurred by BioSupplyNet and projected costs to complete the development of the e-commerce technology and resulting projected net cash flows from the e-commerce technology. The value assigned to purchased in-process research and development was based on key assumptions, including projected revenues from the e-commerce product offering, current and expected industry trends and acceptance of the e-commerce products technology. BioSupplyNet had projected that it would generate revenues from its e-commerce technology during its fiscal year ended June 30, 2000 and positive gross margins beginning in its fiscal year ended June 30, 2002. A risk adjusted discount rate of 45% was used to

                              SciQuest.com, Inc.

discount the projected cash flows from the e-commerce technology from the fiscal year ended June 30, 2000 through June 30, 2004, which is the date at which management of BioSupplyNet projected the e-commerce technology would be obsolete.

  BioSupplyNet had incurred approximately $1,000,000 in development costs related to its e-commerce technology, which was approximately 50% complete, prior to its acquisition by SciQuest.com. The Company expects to incur approximately $1,900,000 to complete development of all aspects of BioSupplyNet's e-commerce technology. This development is projected to be completed by March 2000.

  As the acquisition of BioSupplyNet was a stock for stock transaction which was structured as a tax free exchange, the purchase price of BioSupplyNet was in excess of the carryover tax basis of the assets acquired. This resulted in the immediate recognition of a deferred tax liability of and additional goodwill of $339,700 as the difference between the recognized fair value of the acquired assets and their historical tax basis is not deductible for tax purposes.

  On July 30, 1999, the Company purchased all of the outstanding common stock of Internet Auctioneers International, Inc. ("IAI") in exchange for the issuance of 114,995 shares of the Company's Series E convertible preferred stock. In connection with the purchase of IAI, a former shareholder and officer of IAI entered into a two year employment agreement with the Company. In the event that this individual voluntarily terminates his employment prior to the end of the two year period, this individual would be required to pay an amount equal to $400,000, reduced by $50,000 upon completion of each 90 day period of continuous employment, payable either in cash or by surrendering a number of Series E preferred shares of an equivalent value, as determined in the individual's employment agreement. The Company also entered into a three year non-compete agreement with this individual.

  The purchase price of $1,416,000 consisted of the 114,995 shares of the company's Series E preferred, with an estimated fair value of $11.32 per share, based on the per share price of the Company's Series D preferred that was sold in May and June 1999, and the assumption of $160,000 of net liabilities of IAI. The excess of the purchase price over the fair value of assets acquired less liabilities assumed was allocated to goodwill. Of the total purchase price, $22,000 was allocated to the tangible assets of IAI, which were comprised of cash and accounts receivable. In addition, $400,000 was allocated to the employment agreement with the former shareholder and recorded as deferred compensation to be amortized to compensation expense over a period of three years, and $994,000 was allocated to goodwill.

  On January 14, 2000, the Company purchased all of the outstanding stock of Intralogix, Inc. ("Intralogix") in exchange for the issuance of 26,930 shares of the Company's common stock with a value of $1,880,000 at the closing date of the acquisition, cash payments in the amount of $234,000 and assumption of $81,000 in net liabilities of Intralogix. This acquisition will be accounted for using the purchase method of accounting.

  On February 2, 2000, the Company purchased all of the outstanding stock of SciCentral, Inc. in exchange for the issuance of 40,000 shares of the Company's common stock with a value of $2,476,000 at the closing date of the acquisition and the assumption of approximately $32,000 in net liabilities of SciCentral. This acquisition will be accounted for using the purchase method of accounting.

4. Management Services

  During the year ended December 31, 1997, certain members of the Company's management provided services to the Company on a full time basis for no consideration. A charge to general and administrative expenses and an increase to additional paid in capital for $180,000 was recorded to reflect the value of these services. The amount of this charge was based on management's estimate of the market rate of compensation for these individuals in a start-up company environment.

                              SciQuest.com, Inc.

5. Investments

  The aggregate fair values of investment securities at December 31, 1998 and 1999 along with unrealized gains and losses determined on an individual investment security basis are as follows:

December 31, 1998

                                                          Gross
                                                        Unrealized
                                                           Gain       Market
    Description                                Cost       (Loss)       Value
    -----------                             ----------- ----------  -----------
Short-Term Investments:
  U.S. Government obligations.............. $ 1,893,366 $  (6,673)  $ 1,886,693
                                            =========== =========   ===========

December 31, 1999

                                                          Gross
                                                        Unrealized
                                             Amortized     Gain       Market
    Description                                Cost       (Loss)       Value
    -----------                             ----------- ----------  -----------
Short-Term Investments:
  Commercial paper......................... $ 6,866,942 $    (442)  $ 6,866,500
  Corporate bonds..........................   9,977,792     4,408     9,982,200
  U.S. Government obligations..............   7,440,559    (9,464)    7,431,095
                                            ----------- ---------   -----------
                                            $24,285,293 $  (5,498)  $24,279,795
                                            =========== =========   ===========
Long-Term Investments:
  Corporate bonds.......................... $ 9,510,225 $ (12,647)  $ 9,497,578
  U.S. Government obligations..............  14,082,258  (259,492)   13,822,766
                                            ----------- ---------   -----------
                                            $23,592,483 $(272,139)  $23,320,344
                                            =========== =========   ===========

6. Property and Equipment

  Property and equipment consist of the following:

                                                              December 31,
                                                           --------------------
                                                             1998       1999
                                                           --------  ----------
Furniture and equipment................................... $ 42,094  $  304,928
Computer software and equipment...........................  408,752   3,005,479
Leasehold improvements....................................      --       46,675
                                                           --------  ----------
  Total costs.............................................  450,846   3,357,082
Less accumulated depreciation.............................  (93,386)   (487,659)
                                                           --------  ----------
  Net book value.......................................... $357,460  $2,869,423
                                                           ========  ==========

  The Company leases certain equipment under capital lease agreements. The cost of equipment under capital leases at December 31, 1998 and 1999 was approximately $66,000 and $1,700,000, respectively.

7. Capitalized Development Costs

  Development cost represent the cost of development of the applications developed for the Company's e-commerce web sites. The Company capitalized development costs of $1,498,234 during the year ended December 31, 1999 and has accumulated amortization of $106,149 at December 31, 1999 related to capitalized development costs.

                              SciQuest.com, Inc.

8. Other Assets

  Other assets are comprised of the following:

                                                             December 31,
                                                         ----------------------
                                                            1998        1999
                                                         ----------  ----------
   Goodwill............................................. $  638,416  $1,627,561
   Prepaid customer acquisition costs...................        --    1,600,000
   Web site agreements..................................     80,766      80,766
   Source Book..........................................    378,592     378,592
   Capitalized software costs...........................    364,148     364,148
   Deposits.............................................        --      111,642
   Other................................................     20,248       8,049
                                                         ----------  ----------
                                                          1,482,170   4,170,758
   Less accumulated amortization........................   (168,061)   (931,761)
                                                         ----------  ----------
                                                         $1,314,109  $3,238,997
                                                         ==========  ==========

9. Accrued Liabilities

  Accrued liabilities are comprised of the following:

                                                             December 31,
                                                         ----------------------
                                                            1998        1999
                                                         ----------  ----------
   Deferred revenues.................................... $  136,024      45,275
   Accrued compensation.................................    139,219     626,404
   Accrued consulting...................................        --      365,000
   Other................................................      4,760      74,716
                                                         ----------  ----------
                                                         $  280,003   1,111,395
                                                         ==========  ==========

10. Income Taxes

  The components of the Company's income tax benefit for the years ended December 31, 1997, 1998 and 1999 consist of the following:

                                                      1997    1998      1999
                                                      ----- --------  ---------
   Current:
    Federal.......................................... $ --  $    --   $     --
    State............................................   --       --         --
                                                      ----- --------  ---------
                                                        --       --         --
                                                      ----- --------  ---------
   Deferred:
    Federal..........................................   --   (44,158)  (176,654)
    State............................................   --   (10,537)   (42,126)
                                                      ----- --------  ---------
                                                        --   (54,695)  (218,780)
                                                      ----- --------  ---------
     Total........................................... $ --  $(54,695) $(218,780)
                                                      ===== ========  =========

  The Company recognized a deferred tax benefit of $54,695 and $218,780 for the years ended December 31, 1998 and 1999, respectively, resulting primarily from the reduction of the difference between the book and tax basis of the assets and liabilities recorded in conjunction with the acquisitions of BioSupplyNet and IAI.

  The Company did not have an income tax provision for the year ended December 31, 1997 due to net operating losses incurred during the portion of the year that the Company was a taxable entity (see Note 2).

                              SciQuest.com, Inc.

  Significant components of the Company's deferred tax assets and liabilities at December 31, 1998 and 1999:

                                                        1998          1999
                                                     -----------  ------------
Net operating loss carryforwards.................... $ 1,708,406  $ 11,206,025
Accrual to cash adjustment..........................     324,514       221,545
Research and development............................         --        102,122
Allowance for doubtful accounts.....................         --         19,057
Compensation accruals...............................         --        147,337
Stock and warrant based compensation................         --      3,556,165
Other...............................................      30,832        26,790
                                                     -----------  ------------
  Total deferred tax assets.........................   2,063,752    15,279,041
  Valuation allowance for deferred..................  (2,063,752)  (14,776,590)
                                                     -----------  ------------
  Deferred tax assets...............................         --        502,451
                                                     -----------  ------------
Acquired intangibles................................    (285,005)      (66,225)
Capital development costs...........................         --       (502,451)
                                                     -----------  ------------
  Total deferred tax liabilities....................    (285,005)     (568,676)
                                                     -----------  ------------
  Net deferred tax liability........................ $  (285,005) $    (66,225)
                                                     ===========  ============

  During 1998, the Company recorded deferred tax liabilities of $339,700 in conjunction with the acquisition of BioSupplyNet.

  The Company has provided a valuation allowance against the balance of its deferred tax assets since realization of these benefits cannot be reasonably assured. The change in valuation allowance was an increase of $81,358, $1,840,020 and $12,712,814 in 1997, 1998 and 1999, respectively. The charge primarily relates to additional operating losses in those years. The 1998 and 1999 deferred tax assets have been adjusted to reflect the net operating loss carryforwards of BioSupplyNet and Internet Auctioneers International. The increase in valuation allowance primarily resulted from the generation of net operating loss carryforwards.

  As of December 31, 1999, the Company had federal and state net operating loss carryforwards of $28,771,000. These net operating loss carryforwards begin to expire in 2012. The utilization of the federal net operating loss carryforwards may be subject to limitation under the rules regarding a change in stock ownership as determined by the Internal Revenue Code.

                              SciQuest.com, Inc.

  Taxes computed at the statutory federal income tax rate of 34% are reconciled to the provision (benefit) for income taxes as follows:

                                                 Year Ended
                                    ----------------------------------------
                                    December 31,   December     December 31,
                                        1997       31, 1998         1999
                                    ------------  -----------   ------------
Effective rate.....................          0 %           (1)%           (1)%
                                     ---------    -----------   ------------
United States Federal tax at
 statutory rate....................  $(234,494)   $(1,453,942)  $(11,354,932)
State taxes (net of Federal
 benefit)..........................    (34,140)      (211,677)    (1,630,433)
Change in valuation allowance......     81,358      1,840,020     12,712,814
Acquired research and development
 write-off.........................        --         312,963            --
Nondeductible compensation.........     70,110            --             --
Acquired net operating losses......        --        (583,029)           --
Other nondeductible expenses.......        --          48,688        155,998
Research and development credits...        --             --         (94,362)
Other..............................    117,166         (7,718)        (7,865)
                                     ---------    -----------   ------------
Provision (benefit) for income
 tax...............................  $     --     $   (54,695)  $   (218,780)
                                     =========    ===========   ============

11. Notes Payable

  At December 31, 1998 the Company had an outstanding balance on the bank loan of $75,188 of which $14,060 was reflected as a current liability. During the year ended December 31, 1999, the bank loan was repaid.

  In connection with the acquisition of IAI (See Note 3) the Company assumed convertible notes payable to stockholders which were due in April, 2000. The Company also assumed other notes payable totaling $20,000 with interest rates of 10% per annum, which are due upon demand. These notes were all repaid in October 1999.

12. Capital Stock

  In June 1997, the Company issued a common stock dividend of 211/2 shares for each issued and outstanding share of common stock. In September 1997, the Company converted 250,020 shares of common stock to Class B common stock. All share and per share amounts in the accompanying financial statements for all periods presented have been retroactively adjusted to reflect these events.

  On October 22, 1999, the Board of Directors approved a 1.516643-for-1 Class A common stock split which was declared effective on November 12 , 1999. The Company's Class A common stock was also reclassified as common stock with a par value of $0.001 per share. All share and per share information in the accompanying financial statements has been retroactively restated to reflect the effect of this stock split and the reclassification of the Company's Class A common stock to common stock.

  During the year ended December 31, 1998, the Company's Articles of Incorporation were amended to authorize 10,000,000 shares of preferred stock with no par value, of which 769,231 shares were designated as Series A convertible preferred stock (the "Series A preferred"), 3,835,180 shares were designated as Series B convertible preferred stock (the "Series B preferred") which are mandatorily redeemable, 601,046 shares were designated as Series C convertible preferred stock (the "Series C preferred"), and 4,794,543 shares were undesignated. The Company authorized 30,203,689 shares of common stock with no par value, of which 250,020 shares were designated as Class B common stock and 29,953,669 were designated as Class A common stock. In February 1999, the Company's Articles of Incorporation were amended and restated to increase the number of authorized shares of Series C preferred to 700,000 and to decrease the number of undesignated preferred shares

                              SciQuest.com, Inc.

to 4,695,589. In March 1999, the Company reincorporated under the laws of the State of Delaware and amended and restated its Certificate of Incorporation to assign a par value of $0.001 to all classes of capital stock. In June 1999, the Company's Certificate of Incorporation was amended whereby 3,312,720 shares of preferred stock were designated as Series D convertible preferred stock (the "Series D preferred"), which are mandatorily redeemable, and the number of undesignated preferred shares were decreased to 1,382,869. In July 1999, the Company filed a Certificate of Designation whereby 126,500 shares of preferred stock were designated a Series E convertible preferred stock (the "Series E preferred"), and which decreased the number of undesignated preferred shares to 1,256,369. Upon the effectiveness of the Company's initial public offering on November 12, 1999, the number of authorized shares of the Company's common stock was increased to 90,000,000 shares and 10,000,000 shares of preferred stock were authorized. At all times, the Company shall reserve a number of shares of unissued common stock for the purpose of effecting the conversion of its issued and outstanding shares of all outstanding warrants and options to purchase the Company's common stock.

  In August 1996, the Company sold 250,020 shares of Class A common stock to an investor for $50,000 in cash and the cancellation of convertible debt of $50,000. These shares were converted to Class B common stock in September 1997.

  In October 1997, the Company sold 678,519 shares of Series A preferred in a private placement transaction in exchange for proceeds of $600,596, net of issuance costs of $16,854, and issued 90,702 shares of Series A preferred in exchange for the cancellation of notes payable of $80,000 and accrued interest of $2,539. The notes payable were issued between March and September 1997, and bore interest at 10% per annum. Certain notes were issued with a total of 14,583 warrants, which expire in 2000, for the purchase of common stock with exercise prices of $1.25 per share. The Company did not record any additional paid in capital related to the value of these warrants because the fair market value of the warrants at the date of issuance, as calculated using the Black-Scholes option pricing model, was de minimis.

  In September 1998, the Company issued 546,405 shares of Series C preferred and 192,280 options and 162,718 warrants to purchase the Company's common stock to the former stockholders, option holders and warrant holders of BioSupplyNet in exchange for all of the outstanding common and preferred stock, options and warrants of BioSupplyNet (see Note 3).

  In March 1999, the Company sold 89,408 shares of Series C preferred to an officer of the Company at $2.80 per share, which shares are subject to vesting over a two year period.

 Rights, Preference and Terms of Capital Stock

  The following is a summary of the rights, preferences, and terms of the Company's outstanding series of common and preferred stock:

 Conversion

  Each share of Series A, Series B, Series C, Series D, and Series E preferred and Class B common stock, at the option of the holder, is convertible into shares of common stock of the Company at 1.516643-for-1 conversion ratio, subject to certain adjustments as defined. All outstanding shares of Series A, Series B, Series C, Series D, and Series F preferred stock converted into 13,438,185 shares of the Company's common stock upon the closing of the Company's initial public offering.

                              SciQuest.com, Inc.

13. Mandatorily Redeemable Convertible Preferred Stock

  In July 1998, the Company sold 1,442,500 shares of Series B preferred in a private placement transaction for $2.80 per share which resulted in net proceeds of $4,033,503 and issued 187,394 shares of Series B preferred in exchange for the cancellation of notes payable in the aggregate principal amount of $515,000. The notes payable were issued between March and June 1998 and bore interest at 6% per annum. Attached to the notes were warrants to be issued upon repayment or conversion of such notes. The number of warrants was determined based on a formula as set forth in the agreements. When the notes payable were converted to Series B preferred, the Company issued 57,545 warrants to purchase shares of Series B preferred with exercise prices of $2.80 per share. The Company recorded a debt discount of $12,084 for the value of these warrants as determined using the Black-Scholes option pricing model. In October and November of 1998, the Company sold 2,147,732 shares of Series B preferred in private placement transactions in exchange for proceeds of $6,005,476.

  Upon any request by any holder of Series B preferred shares at any time after July 30, 2003, the Company was required to redeem the Series B preferred in three equal annual installments. The redemption price was to be equal to the greater of the appraised value of the Series B preferred shares at the date of the redemption request or an amount equal to the invested amount plus interest at a rate of 10% per annum, less the aggregate amount of all dividends actually paid since the issuance date.

  As was redemption price of the Series B preferred was variable in amount, its carrying value was required to be adjusted to the estimated redemption amount at each balance sheet date. The Company recorded charges to stockholders' equity of $328,723 for the year ended December 31, 1998 and $45,215,043 for the period from January 1, 1999 to November 22, 1999, the effective date of the Company's initial public offering, to reflect the Series B preferred at its estimated fair value at each date based on the price of the most recent sales of the Company's preferred stock and the projected initial public offering price, respectively.

  In May and June, 1999, the Company sold 3,312,720 shares of Series D preferred in a private placement transaction for $11.32 per share which resulted in proceeds of $35,860,975, net of issuance costs of $1,639,025. In addition, the Company issued 1,004,829 warrants to purchase the Company's common stock at an exercise price of $7.46 per share and 41,733 warrants to purchase the Company's common stock at an exercise price of $9.33 per share. The estimated fair value of the warrants of $726,137 according to the Black-Scholes pricing model using an estimated fair value of $3.30 per common share for the Company's common stock was recorded as a reduction in the carrying value of the Series D preferred and an increase to additional paid in capital. The Company recorded a charge to stockholders' equity of $1,431,858 during the nine months ended September 30, 1999 to record the accretion on the Series D preferred. Accretion of all mandatorily redeemable preferred stock ceased upon the effectiveness of the Company's initial public offering on November 22, 1999.

  Upon any request by any holder of Series D preferred shares at any time after the Initial Redemption Exercise Date, the Company was required to redeem the Series D preferred at the amount invested per share plus a per annum interest charge for the period the share has been outstanding of 10% compounded annually and prorated for any partial year less the aggregate amount of all dividends actually paid since the issuance date.

14. Stock Options and Warrants

 Stock Options

  In September 1997, the Company adopted the SciQuest, Inc. Stock Option Plan (the "Plan") which provided for the grant of up to 341,245 employee stock options. In September 1998, the Plan was amended to provide for the grant of up to 1,272,299 employee stock options. In February 1999, the Plan was amended to provide for the grant of up to 1,484,820 employee stock options. In August 1999, the Plan was further amended to allow for the grant of up to 2,647,247 employee stock options. Stock options granted under the Plan are for periods not to exceed ten years. In December 1999, the Company adopted the Sciquest.com, Inc. 1999 Stock

                              SciQuest.com, Inc.

Option Plan which provides for the grant of up to 2,854,998 employee stock option. Options granted under the Plans during the years ended December 31, 1997, 1998 and December 31, 1999 generally vest in periods between three and five years as determined by the board of directors, although certain grants have been vested immediately upon the grant of the option.

  The Company continues to apply APB No. 25 and related interpretations in accounting for the Plans. The Company recognized $323,676 in non-cash compensation expense related to amortization of deferred compensation during the year ended December 31, 1999. No deferred compensation or compensation expense was recorded related to stock option grants during the years ended December 31, 1996, 1997 and 1998. Had compensation expense for the Plans been determined based on the fair value at the grant dates for awards under the Plans consistent with the methods of SFAS No. 123, the Company's net loss for the years ended December 31, 1997, and 1998, and 1999 would have been increased to the pro forma amounts indicated below:

                                      December 31,  December    December 31,
                                          1997      31, 1998        1999
                                      ------------ -----------  -------------
Net loss available to common
 stockholders:
  As reported........................  $(689,689)  $(4,550,329) $(112,467,099)
  SFAS 123...........................  $(691,591)  $(4,554,641) $(113,233,101)
  Pro Forma SFAS 123.................                           $ (33,944,079)

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the years ended December 31, 1997, 1998, and 1999: risk free interest of 5.5%, 6.0%, and 6.1%, respectively; expected lives of five years; dividend yields of 0%; and volatility factors of 0%. The weighted average fair value of options granted during the years ended December 31, 1997, 1998, and 1999 according to the Black-Scholes pricing model was $0.05, $0.02, and $3.42, respectively.

  A summary of the status of the Plans as of December 31, 1997, and 1998, and 1999 and changes during the years then ended is presented below:

                                              Year Ended December 31,
                                      -----------------------------------------
                                             1998                 1999
                                      -------------------- --------------------
                                                  Weighted             Weighted
                                        Shares    Average    Shares    Average
                                      Underlying  Exercise Underlying  Exercise
                                       Options     Price    Options     Price
                                      ----------  -------- ----------  --------
Outstanding at beginning of year.....   117,596    $0.06   1,004,310    $ 0.13
Granted..............................   887,958     0.15   1,733,970     14.82
Exercised............................       --       --     (436,874)      .14
Forfeited............................    (1,244)    0.18    (107,682)      .12
                                      ---------    -----   ---------    ------
Outstanding at end of period......... 1,004,310    $0.13   2,193,724    $11.74
                                      =========    =====   =========    ======

All incentive stock options granted during the years ended December 31, 1997 and 1998 were granted with an exercise price equal to the fair value of the underlying common stock on the grant date, as determined by the board of directors. The Company recorded $12,199,827 of deferred compensation as a charge to stockholders equity during the year ended December 31, 1999 to reflect the difference between the aggregate fair market value and exercise price of all stock options granted during this period with an exercise price below the fair market value of the Company's common stock at the date of the grant.

                              SciQuest.com, Inc.

  The following table summarizes information about the Company's outstanding stock options at December 31, 1999:

                                               Weighted   Weighted
                                   Number of    Average   Average   Number of
                                    Options   Contractual Exercise   Options
   Range of Exercise Prices       Outstanding    Life      Price   Exercisable
   ------------------------       ----------- ----------- -------- -----------
   $0.002--0.07..................    136,801      8.3      $ 0.03     68,340
   $0.18.........................    659,648      9.1        0.18     99,952
   $2.08.........................     87,317      9.6        2.08      2,852
   $3.30.........................    374,994      9.9        3.30        --
   $7.58.........................    201,564       10        7.58        --
   $16.00........................     84,300       10       16.00        --
   $23.75........................    400,000       10       23.75        --
   $47.50........................    249,100       10       47.50        --
                                   ---------      ---      ------    -------
                                   2,193,724      9.3      $11.74    171,144
                                   =========      ===      ======    =======

 Warrants

  At December 31, 1998, and 1999, the Company had 177,300, and 5,889,303,
respectively, warrants outstanding and exercisable to purchase the Company's common stock at prices ranging from $0.01 to $9.33, which includes the warrants issued to strategic partners discussed in Note 15. These warrants expire at various dates between 2000 and 2004. At December 31, 1998, the Company had 57,545 warrants outstanding and exercisable to purchase the Company's Series B preferred at exercise prices of $2.80 which were converted into warrants to purchase 87,275 shares of the Company's common stock at an exercise price of $1.85 per share upon the effectiveness of the Company's IPO.

14. Commitments and Contingencies

  The Company leases certain equipment under various noncancellable capital leases and leases its office space and certain equipment under operating leases. Future minimum lease payments required under the leases at December 31, 1999 are as follows:

                                                          Capital    Operating
                                                           Leases      Leases
                                                         ----------  ----------
   2000................................................. $  570,968  $  566,483
   2001.................................................    563,988     626,895
   2002.................................................    549,468     350,735
   2003.................................................    192,033     229,534
   2004.................................................        --      235,029
   Thereafter...........................................        --       98,725
                                                         ----------  ----------
     Total minimum lease payments.......................  1,876,457  $2,107,404
                                                         ----------  ==========
   Less amount representing interest from 12 to 32%.....   (222,530)
                                                         ----------
   Present value of net minimum lease payment...........  1,653,927
   Less current maturities..............................   (463,141)
                                                         ----------
   Long-term maturities of capital lease obligations.... $1,190,786
                                                         ==========

  Rent expense recognized under operating leases totaled $3,400, $34,490, and $439,314 for the years ended December 31, 1997, 1998, and 1999 respectively.

                              SciQuest.com, Inc.

  In February 1999, the Company entered into a lease agreement for additional office space for a period of three years with a monthly rental of $16,771.

  During the year ended December 31, 1999, the Company entered into a leasing agreement with a leasing Company. The Company obtained a total commitment amount of $2,500,000 from the leasing Company which expires in August 2000. To date the Company has borrowed $1,700,000. The Company may purchase furniture and equipment and lease the items over a three and a half year term. Payments are due monthly. Prior to the end of the lease term, the Company has the option to either purchase the equipment or renew the lease at a price not to exceed fifteen percent of the equipment cost.

  In connection with this agreement, the Company was entitled to enter into a sale and leaseback transaction of approximately $700,000 for its existing furniture and equipment located at the facility in North Carolina. No gain or loss was recognized on this transaction. For accounting purposes, the Company has treated the transaction as a financing agreement and has recognized the resulting liability for future lease payments as a capital lease obligation.

  The Company is involved in certain legal proceedings as a part of its normal course of business. Management does not believe that the ultimate resolution of these matters will have a material impact on the Company's results of operations or financial position in any quarterly or annual period.

15. Strategic Partnerships

  In October, November, and December 1999, the Company entered into strategic relationships with a number of key suppliers and buyers of scientific products. As a part of these arrangements, the Company issued to these companies 5,035,180 warrants to purchase the Company's common stock at an exercise price of $0.01 per share. At December 31, 1999 the Company has recorded deferred customer acquisition costs of approximately $400,246,458 related to these warrants. In the event that the Company commits to issue additional warrants to purchase its common stock as more strategic relationships are formed, the Company will be required to record additional deferred customer acquisition costs equal to the difference between the fair value of the Company's common stock on the date the warrants are issued and the exercise price of the warrants of $0.01. The amount of deferred customer acquisition costs will be adjusted in future reporting periods based on changes in the fair value of the warrants until such date as the warrants are fully vested. Deferred customer acquisition costs will be amortized to operating expense over the term of the related contractual relationship, which in the case of the buyer agreements is three years and in the case of the supplier agreements is five years, using a cumulative catch-up method. The Company recognized $9,107,753 in stock based noncash customer acquisition expense during the fourth quarter of 1999 related to the amortization of deferred customer acquisition costs.

  These strategic relationships include agreements to be the exclusive third party provider of electronic marketplace services in the United States for a period of five years for eight key suppliers. Under the terms of these agreements, these suppliers are not required to sell a minimum amount of products through the Company's electronic marketplace. The warrants to purchase the Company's common stock that will be issued in connection with these agreements will vest over a four or five year period regardless of the level of sales by the suppliers through the Company's electronic marketplace.

  These strategic relationships also include agreements with several major enterprise buyers to be their third party electronic aggregator for purchases of scientific products in North America for a period of three years. Although these enterprise buyers have agreed to use reasonable efforts to purchase at least $5 million of scientific products annually through the Company's marketplace, there are no minimum purchase commitments. The warrants issued in connection with these relationships vest over a period of three years regardless of their level of purchases through the Company's electronic marketplace.

                              SciQuest.com, Inc.

  In addition, the Company has agreed to issue to certain major enterprise buyers additional incentive warrants, the number of which will be based on each purchaser's volume of purchases through the Company's market place during the years 2000, 2001 and 2002. These incentive warrants will be issued on February 15, 2001, 2002 and 2003, at an exercise price equal to the price per share of common stock in the Company's initial public offering, and will be exercisable upon issuance. Deferred partner acquisition costs will be recognized in an amount equal to the difference between the fair market value of the Company's common shares on the issuance date, less the exercise price for these warrants and will be amortized over the remaining term of the related strategic relationship as determined by the Black Scholes Model of the agreement to operating expense upon each issuance of the incentive warrants.

16. Subsequent Event (unaudited)

  In March 2000, we entered into an agreement to acquire all of the outstanding stock of EMAX Solution Partners, Inc., a provider of electronic research solutions that optimize pharmaceutical drug research operations and speed discovery, in exchange for the issuance of 1,999,833 shares of our common stock. This acquisition will be accounted for using the purchase method of accounting.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, SciQuest.com, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SciQuest.com, Inc.
                                          (Registrant)

                                                  /s/ M. Scott Andrews
                                          By: _________________________________
                                                     M. Scott Andrews
                                                  Chief Executive Officer

Date: March 29, 2000

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            Signature                          Title                       Date
            ---------                          -----                       ----

     /s/ M.Scott Andrews           Chief Executive Officer and        March 29, 2000
_________________________________   Director (Principal
        M. Scott Andrews            Executive Officer)

    /s/ Peyton C. Anderson         Vice President of Business         March 29, 2000
_________________________________   Development and Director
       Peyton C. Anderson

     /s/ James J. Scheuer          Chief Financial Officer            March 29, 2000
_________________________________   (Principal Financial and
        James J. Scheuer            Accounting Officer)

      /s/ Noel J. Fenton           Director                           March 29, 2000
_________________________________
         Noel J. Fenton

      /s/ Gautam Prakash           Director                           March 29, 2000
_________________________________
         Gautam Prakash

      /s/ Alan J. Taetle           Director                           March 29, 2000
_________________________________
         Alan J. Taetle

      /s/ Bruce J. Boehm           Director                           March 29, 2000
_________________________________
         Bruce J. Boehm

   /s/ Timothy T. Weglicki         Director                           March 29, 2000
_________________________________
       Timothy T. Weglicki