Form 10-Q
period 2000-03-31
SCIQUEST COM INC
filed 2000-05-15
CIK 1082526

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

(Mark One)
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the quarterly period ended March 31, 2000

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

       For the transition period from                to

                         Commission File No. 000-27803

                               ----------------

                              SCIQUEST.COM, INC.
            (Exact Name of Registrant as Specified in Its Charter)

               Delaware                              56-2127592
     (State or Other Jurisdiction                 (I.R.S. Employer
   of Incorporation or Organization)             Identification No.)

   5151 McCrimmon Parkway, Suite 208                    27560
      Morrisville, North Carolina                    (Zip Code)
    (Address of Principal Executive
               Offices)

                                (919) 659-2100
             (Registrant's telephone number, including area code)

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  As of May 11, 2000, 28,378,600 shares of Common Stock, $.001 par value, were outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               SCIQUEST.COM, INC.

                               TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION:

ITEM 1: FINANCIAL STATEMENTS

  Consolidated Balance Sheets at March 31, 2000 (unaudited) and December
   31, 1999................................................................   1

  Consolidated Statements of Operations for the Three Months Ended March
   31, 2000 (unaudited) and March 31, 1999 (unaudited).....................   2

  Consolidated Statements of Stockholders' Equity for the Year Ended
   December 31, 1999 and for the Three Months Ended March 31, 2000
   (unaudited).............................................................   3

  Consolidated Statements of Cash Flows for the Three Months Ended March
   31, 2000 and March 31, 1999 (unaudited).................................   4

  Notes to Consolidated Financial Statements...............................   5

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS.............................................  18

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........  35

PART II -- OTHER INFORMATION:

ITEM 1: LEGAL PROCEEDINGS..................................................  36

ITEM 2: CHANGES IN SECURITIES..............................................  36

ITEM 3: DEFAULTS IN SECURITIES.............................................  36

ITEM 4: SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS..................  36

ITEM 5: OTHER INFORMATION..................................................  36

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K...................................  36

                                     PART I

Item 1. Financial Statements

                               SciQuest.com, Inc.

                          CONSOLIDATED BALANCE SHEETS

                                                    March 31,    December 31,
                                                      2000           1999
                                                  -------------  -------------
                                                   (unaudited)
                     Assets
Current assets:
 Cash and cash equivalents....................... $  69,023,653  $  98,126,414
 Short-term investments..........................    39,858,651     24,285,293
 Accounts receivable.............................     4,729,667      1,771,634
 Interest receivable.............................     1,446,471        925,329
 Prepaid expenses and other current assets.......     2,064,903        700,026
                                                  -------------  -------------
  Total current assets...........................   117,123,345    125,808,696
                                                  -------------  -------------
Long-term investments............................    24,852,113     23,592,483
Property and equipment, net......................     5,763,384      2,869,423
Capitalized development costs, net...............     2,051,950      1,392,085
Goodwill, net....................................    99,172,519      1,386,169
Other assets, net................................    30,176,578      1,852,828
                                                  -------------  -------------
  Total assets................................... $ 279,139,889  $ 156,901,684
                                                  -------------  -------------
      Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable................................ $   4,527,713  $   4,250,978
 Accrued liabilities.............................     6,453,063      1,066,120
 Deferred revenues...............................     1,640,192         45,275
 Current maturities of capital lease
  obligations....................................       820,962        463,141
 Other short-term liabilities....................       340,452            --
                                                  -------------  -------------
  Total current liabilities......................    13,782,382      5,825,514
                                                  -------------  -------------
Deferred income taxes............................        11,530         66,225
Capital lease obligations, less current maturi-
 ties............................................     2,016,294      1,190,786
Commitments and contingencies (Note 13)..........           --             --
Stockholders' Equity:
 Common stock, $0.001 par value; 90,000,000
  shares authorized; 28,338,922 and 26,353,652
  shares issued and outstanding as of March 31,
  2000 and December 31, 1999, respectively.......        28,339         26,354
 Additional paid-in capital......................   434,088,336    591,841,571
 Deferred employee compensation..................   (15,960,601)   (12,276,151)
 Deferred customer acquisition costs, net........  (101,986,812)  (391,138,705)
 Accumulated deficit.............................   (52,839,579)   (38,633,910)
                                                  -------------  -------------
 Total stockholders' equity......................   263,329,683    149,819,159
                                                  -------------  -------------
  Total liabilities and stockholders' equity..... $ 279,139,889  $ 156,901,684
                                                  =============  =============


   The accompanying notes are an integral part of these financial statements.

                               SciQuest.com, Inc.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                     Three Months Ended March
                                                               31,
                                                     -------------------------
                                                         2000         1999
                                                     ------------  -----------
Revenues............................................ $  5,103,794  $    63,425
Cost of revenues....................................    4,801,932          --
                                                     ------------  -----------
  Gross profit......................................      301,862       63,425
                                                     ------------  -----------
Operating expenses:
 Development (excludes $535,467 and $0,
  respectively, of stock-based employee
  compensation).....................................    3,045,218    1,234,822
 Sales and marketing (excludes $404,371 and $0,
  respectively, of stock-based employee
  compensation).....................................    5,366,508    1,231,751
 General and administrative (excludes $1,181,625 and
  $3,065, respectively, of stock-based employee
  compensation).....................................    3,449,343      616,961
 Stock-based employee compensation..................    2,121,463        3,065
 Stock-based customer acquisition costs.............      696,028          --
 Purchased in-process research and development......      700,000          --
 Amortization of goodwill...........................    1,292,591       31,690
                                                     ------------  -----------
  Total operating expenses..........................   16,671,151    3,118,289
                                                     ------------  -----------
Operating loss......................................  (16,369,289)  (3,054,864)
Net interest income.................................    2,108,925       37,303
                                                     ------------  -----------
Loss before income taxes............................  (14,260,364)  (3,017,561)
Income tax benefit..................................       54,695       54,695
                                                     ------------  -----------
Net loss............................................ $(14,205,669) $(2,962,866)
                                                     ============  ===========
Net loss per common share--basic and diluted........ $       (.53) $      (.87)
                                                     ============  ===========
Weighted average common shares outstanding--basic
 and diluted........................................   26,645,896    3,413,102
                                                     ============  ===========



   The accompanying notes are an integral part of these financial statements.

                               SciQuest.com, Inc.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                      Series A             Series C              Series E                                 Class B
                   Preferred Stock      Preferred Stock       Preferred Stock        Common Stock      Common Stock
                  ------------------  --------------------  --------------------  ------------------ ------------------
                   Shares    Amount    Shares     Amount     Shares     Amount      Shares   Amount   Shares    Amount
                  --------  --------  --------  ----------  --------  ----------  ---------- ------- --------  --------
Balance at
December 31,
1998.............  769,221   683,135   546,405   1,524,470       --          --    3,412,447   3,412  250,020   100,000
 Issuance of
 Series C
 convertible
 preferred stock
 at $2.80 per
 share in
 exchange for
 cash............      --        --     89,408     250,000       --          --          --      --       --        --
 Issuance of
 Series E
 convertible
 preferred stock
 at $11.32 per
 share in
 exchange for
 shares of IAI,
 Inc.............      --        --        --          --    114,995   1,255,616         --      --       --        --
 Issuance of
 Common Stock
 warrants in
 connection with
 Series D
 preferred
 stock...........      --        --        --          --        --          --          --      --       --        --
 Realized loss on
 sale of
 investments.....      --        --        --          --        --          --          --      --       --        --
 Accretion of
 mandatorily
 redeemable
 preferred
 stock...........      --        --        --          --        --          --          --      --       --        --
 Deferred
 compensation
 related to
 acquisition of
 IAI, Inc........      --        --        --          --        --          --          --      --       --        --
 Deferred
 compensation
 related to
 issuance of
 stock options...      --        --        --          --        --          --          --      --       --        --
 Deferred partner
 acquisition
 costs related to
 issuance stock
 warrants........      --        --        --          --        --          --          --      --       --        --
 Conversion of
 preferred stock
 into common
 stock........... (769,221) (683,135) (635,813) (1,774,470) (114,995) (1,255,616) 13,438,185  13,438 (250,020) (100,000)
 Proceeds from
 sale of common
 stock in initial
 public
 offering........      --        --        --          --        --          --    8,625,000   8,625      --        --
 Exercise of
 common stock
 options.........      --        --        --          --        --          --      436,874     437      --        --
 Exercise of
 common stock
 warrants........      --        --        --          --        --          --      441,146     442      --        --
 Amortization of
 deferred
 compensation
 related to stock
 options.........      --        --        --          --        --          --          --      --       --        --
 Amortization of
 deferred
 compensation
 related to
 acquisition of
 IAI, Inc........      --        --        --          --        --          --          --      --       --        --
 Amortization of
 deferred partner
 acquisition
 costs...........      --        --        --          --        --          --          --      --       --        --
 Net loss........      --        --        --          --        --          --          --      --       --        --
                  --------  --------  --------  ----------  --------  ----------  ---------- ------- --------  --------
Balance at
December 31,
1999.............      --        --        --          --        --          --   26,353,652  26,354      --        --
 Issuance of
 common stock in
 exchange for all
 outstanding
 shares of
 Intralogix,
 Inc.............      --        --        --          --        --          --       26,930      27      --        --
 Issuance of
 common stock in
 exchange for all
 outstanding
 shares of
 SciCentral Inc.
 ................      --        --        --          --        --          --       40,000      40      --        --
 Issuance of
 common stock in
 exchange for all
 outstanding
 capital stock of
 EMAX Solutions
 Partners, Inc...      --        --        --          --        --          --    1,625,680   1,626
 Sale of
 restricted stock
 to Company
 officer.........      --        --        --          --        --          --       12,000      12      --        --
 Deferred
 compensation
 related to
 acquisition of
 SciCentral
 Inc.............      --        --        --          --        --          --          --      --       --        --
 Deferred
 compensation
 related to
 acquisition of
 EMAX Solutions
 Partners, Inc...      --        --        --          --        --          --          --      --       --        --
 Assumption of
 outstanding
 stock options
 related to
 acquisition of
 EMAX Solutions
 Partners, Inc...      --        --        --          --        --          --          --      --       --        --
 Adjust deferred
 partner
 acquisition
 costs to fair
 value...........      --        --        --          --        --          --          --      --       --        --
 Amortization of
 deferred partner
 acquisition
 costs...........      --        --        --          --        --          --          --      --       --        --
 Amortization of
 deferred
 compensation....      --        --        --          --        --          --          --      --       --        --
 Exercise of
 stock options...      --        --        --          --        --          --      140,922     141      --        --
 Exercise of
 common stock
 warrants........      --        --        --          --        --          --      139,738     139      --        --
 Net loss........      --        --        --          --        --          --          --      --       --        --
                  --------  --------  --------  ----------  --------  ----------  ---------- ------- --------  --------
Balance at March
31, 2000.........      --        --        --          --        --          --   28,338,922 $28,339      --        --
                  ========  ========  ========  ==========  ========  ==========  ========== ======= ========  ========
                                                              Accumulated
                                                Deferred         Other                       Total
                   Additional                   Customer     Comprehensive               Stockholders'
                      Paid        Deferred     Acquisition      Income     Accumulated      Equity
                   in Capital   Compensation      Costs         (Loss)         Loss        (Deficit)
                  ------------- ------------- -------------- ------------- ------------- --------------
Balance at
December 31,
1998.............       49,949           --             --      (6,673)      (5,455,833)   (3,101,540)
 Issuance of
 Series C
 convertible
 preferred stock
 at $2.80 per
 share in
 exchange for
 cash............          --            --             --         --               --        250,000
 Issuance of
 Series E
 convertible
 preferred stock
 at $11.32 per
 share in
 exchange for
 shares of IAI,
 Inc.............          --            --             --         --               --      1,255,616
 Issuance of
 Common Stock
 warrants in
 connection with
 Series D
 preferred
 stock...........      726,137           --             --         --               --        726,137
 Realized loss on
 sale of
 investments.....          --            --             --       6,673              --          6,673
 Accretion of
 mandatorily
 redeemable
 preferred
 stock...........  (79,289,022)          --             --         --               --    (79,289,022)
 Deferred
 compensation
 related to
 acquisition of
 IAI, Inc........          --       (400,000)           --         --               --       (400,000)
 Deferred
 compensation
 related to
 issuance of
 stock options...   12,199,827   (12,199,827)           --         --               --            --
 Deferred partner
 acquisition
 costs related to
 issuance stock
 warrants........  400,246,458           --    (400,246,458)       --               --            --
 Conversion of
 preferred stock
 into common
 stock...........  129,106,344                          --         --               --    125,306,561
 Proceeds from
 sale of common
 stock in initial
 public
 offering........  126,916,635           --             --         --               --    126,925,260
 Exercise of
 common stock
 options.........       60,351           --             --         --               --         60,788
 Exercise of
 common stock
 warrants........    1,824,892           --             --         --               --      1,825,334
 Amortization of
 deferred
 compensation
 related to stock
 options.........          --        240,341            --         --               --        240,341
 Amortization of
 deferred
 compensation
 related to
 acquisition of
 IAI, Inc........          --         83,335            --         --               --         83,335
 Amortization of
 deferred partner
 acquisition
 costs...........          --            --       9,107,753        --               --      9,107,753
 Net loss........          --            --             --         --       (33,178,077)  (33,178,077)
                  ------------- ------------- -------------- ------------- ------------- --------------
Balance at
December 31,
1999.............  591,841,571   (12,276,151)  (391,138,705)       --       (38,633,910)  149,819,159
 Issuance of
 common stock in
 exchange for all
 outstanding
 shares of
 Intralogix,
 Inc.............    1,827,847           --             --         --               --      1,827,874
 Issuance of
 common stock in
 exchange for all
 outstanding
 shares of
 SciCentral Inc.
 ................    2,533,960           --             --         --               --      2,534,000
 Issuance of
 common stock in
 exchange for all
 outstanding
 capital stock of
 EMAX Solutions
 Partners, Inc...   99,449,348           --                                                99,450,974
 Sale of
 restricted stock
 to Company
 officer.........      679,488      (339,750)           --         --               --        339,750
 Deferred
 compensation
 related to
 acquisition of
 SciCentral
 Inc.............          --       (286,000)           --         --               --       (286,000)
 Deferred
 compensation
 related to
 acquisition of
 EMAX Solutions
 Partners, Inc...    5,180,163    (5,180,163)           --         --               --            --
 Assumption of
 outstanding
 stock options
 related to
 acquisition of
 EMAX Solutions
 Partners, Inc...   20,391,829           --             --         --               --     20,391,829
 Adjust deferred
 partner
 acquisition
 costs to fair
 value........... (288,555,775)          --     288,555,775        --               --            --
 Amortization of
 deferred partner
 acquisition
 costs...........          --            --         596,118        --               --        596,118
 Amortization of
 deferred
 compensation....          --      2,121,463            --         --               --      2,121,463
 Exercise of
 stock options...       30,221           --             --         --               --         30,362
 Exercise of
 common stock
 warrants........      709,684           --             --         --               --        709,823
 Net loss........          --            --             --         --       (14,205,669)  (14,205,669)
                  ------------- ------------- -------------- ------------- ------------- --------------
Balance at March
31, 2000......... $434,088,336  $(15,960,601) $(101,986,812)       --      $(52,839,579) $263,329,683
                  ============= ============= ============== ============= ============= ==============

   The accompanying notes are an integral part of these financial statements.

                               SciQuest.com, Inc.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                     Three Months Ended March
                                                               31,
                                                     -------------------------
                                                         2000         1999
                                                     ------------  -----------
Cash flows from operating activities
 Net loss........................................... $(14,205,669) $(2,962,866)
 Adjustments to reconcile net loss to net cash used
  in operating activities:
  Depreciation and amortization.....................    1,856,527      216,561
  Bad debt expense..................................       41,413          --
  Purchased in-process research and development.....      700,000          --
  Deferred tax benefit..............................      (54,695)     (54,695)
  Amortization of deferred compensation.............    2,121,463        3,065
  Amortization of deferred customer acquisition
   costs............................................      696,028          --
  Amortization of discount on investments...........     (179,690)         --
  Changes in operating assets and liabilities
   Accounts receivable..............................   (3,943,816)      59,521
   Prepaid expenses and other assets................       68,125     (125,790)
   Accounts payable.................................      276,735      (13,407)
   Accrued liabilities..............................    3,186,907      123,802
                                                     ------------  -----------
    Net cash used in operating activities...........   (9,436,672)  (2,753,809)
                                                     ------------  -----------
Cash flows from investing activities
 Purchase of property and equipment.................   (2,551,121)    (414,728)
 Proceeds from sale of equipment....................          --       385,000
 Cash received from acquisitions....................      529,865          --
 Cash paid for acquisitions.........................   (1,955,787)         --
 Maturity of investments............................    4,500,000          --
 Purchase of investments, including restricted
  cash..............................................  (21,153,298)    (134,048)
                                                     ------------  -----------
    Net cash used in investing activities...........  (20,630,341)    (163,776)
                                                     ------------  -----------
Cash flows from financing activities
 Repayment of notes payable.........................          --        (3,408)
 Repayment of capital lease obligations.............     (115,683)      (3,591)
 Proceeds from exercise of common stock warrants....      709,823          --
 Proceeds from sale of restricted common stock......      339,750          --
 Proceeds from exercise of common stock options.....       30,362          --
 Proceeds from issuance of Series C convertible
  preferred stock, net..............................          --       250,000
                                                     ------------  -----------
    Net cash provided by financing activities.......      964,252      243,001
                                                     ------------  -----------
Net decrease in cash and cash equivalents...........  (29,102,761)  (2,674,584)
Cash and cash equivalents at beginning of period....   98,126,414    5,391,462
                                                     ------------  -----------
Cash and cash equivalents at end of period.......... $ 69,023,653  $ 2,716,878
                                                     ============  ===========

   The accompanying notes are an integral part of these financial statements.

                              SciQuest.com, Inc.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company

  SciQuest.com, Inc. ("SciQuest.com" or the "Company"), which began operations in 1995, is a web-based, interactive marketplace for scientific and laboratory products used by pharmaceutical, clinical, biotechnology, chemical, industrial and educational organizations worldwide. The Company earns revenues from e-commerce transactions generated by purchases made through the SciQuest.com Web sites. In addition, SciQuest.com earns revenue for banner advertising on its web sites and advertising in the printed catalogue of scientific products (the "Source Book"), which is prepared and distributed by the Company's subsidiary, BioSupplyNet, Inc. ("BioSupplyNet") and on commissions received for the auction of used scientific equipment by the Company's subsidiary, Internet Auctioneers International, Inc. The Company's recently acquired subsidiary, EMAX Solutions Partners, Inc., provides customized electronic research solutions designed to integrate chemical information systems to improve productivity and compliance for pharmaceutical, scientific and research companies.

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

  The unaudited interim consolidated financial statements as of and for the three months ended March 31, 2000 and March 31, 1999 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments necessary to present fairly the consolidated balance sheets, statements of operations, statements of stockholders' equity and cash flows for the periods presented in accordance with generally accepted accounting principles. The consolidated balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements at that date. Certain information and footnote disclosures have been omitted in accordance with the rules and regulations of the SEC. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Form 10-K, filed with the SEC on March 30, 2000. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

Principles of Consolidation

  The consolidated financial statements include the accounts of SciQuest.com, Inc. and its wholly-owned subsidiaries, BioSupplyNet, Inc., Internal Auctioneers International, Inc., Intralogix, Inc., SciCentral Inc. and EMAX Solutions Partners, Inc. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

  The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

Investments

  The Company considers all investments that are not considered cash equivalents and with a maturity of less than one year from the balance sheet date to be short term investments. The Company considers all investments with a maturity of greater than one year to be long-term investments. All investments are considered as held-to-maturity and are carried at amortized cost, as the Company has both the positive intent and ability to hold them to maturity. Interest income includes interest, amortization of investment purchases premiums and discounts, and realized gains and losses on sales of securities. Realized gains and losses on sales of investment securities are determined based on the specific identification method.

Accounts Receivable

  The Company bears all risk of loss on credit sales of scientific products in e-commerce transactions. Accounts receivable are presented net of an allowance for uncollectable accounts of $89,000 and $39,000 at March 31, 2000 and December 31, 1999, respectively.

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

Development Costs

  Development costs include expenses incurred by the Company to develop, enhance, manage, monitor and operate the Company's web sites and costs of managing and integrating data on this Company's web sites. In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AICPA") issued Statements of Position No. 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," ("SOP No. 98-1") which provides guidance regarding when software developed or obtained for internal use should be capitalized. SOP No. 98-1 is effective for financial standards for fiscal years beginning after December 15, 1998. The Company adopted SOP No. 98-1 effective January 1, 1999. With the adoption of SOP No. 98-1, the Company began accounting for the software development component of web site development costs in accordance with SOP No. 98-1 which requires certain costs associated with the development of the Company's web sites to be capitalized and amortized to development expense over the useful life of the related applications, which generally range from three months to one year. The Company capitalized $922,400 in web site development costs during the three months ended March 31, 2000. Capitalized development costs are amortized over the estimated life of the related application.

Capitalized Software Costs

  Software development costs are required to be capitalized beginning when a product's technological feasibility has been established and ending when a product is available for general release to customers. Capitalized software costs, which are included in other assets, result from the acquisitions of EMAX and BioSupplyNet (see Note 3) and were determined by valuations prepared by management.

  The capitalized software costs resulting from the acquisition of BioSupplyNet are primarily associated with a search engine with e-commerce capabilities and high level electronic taxonomy and ontological conventions under development by BioSupplyNet at the date of acquisition. These costs are being amortized over a period of 27 months. Capitalized software costs resulting from the acquisition of EMAX are primarily associated with customized electronic research systems being sold by EMAX at the date of the acquisition. These costs are being amortized to cost of sales over a period of 36 months.

Intangible Assets

  Intangible assets, which resulted primarily from the acquisitions of BioSupplyNet and EMAX, were determined by valuations prepared by management.

  Intangible assets recognized from the acquisition of BioSupplyNet are primarily associated with the Source Book and contracts with certain web sites (the "Web Site Agreements") to provide a link to the SciQuest.com Web site. Because the Source Book is a printed publication, which must be updated on an annual basis, capitalized costs related to the Source Book were amortized over a period of 15 months which began in September 1998 and ended in December 1999. Capitalized costs related to the Web Site Agreements were amortized over a 12 month period which began in October 1998 and ended in September 1999.

  Intangible assets recognized from the acquisition of EMAX are primarily associated with a registered trademark that is being amortized over a period of three years.

  Goodwill represents the excess of the purchase price of BioSupplyNet, IAI, SciCentral, Intralogix and EMAX over the fair value of the assets acquired. Goodwill is being amortized over a period of three to five years.

Purchased In-Process Research and Development

  The acquisition cost of in-process technology that at the date of purchase has not achieved technological feasibility and has no alternative future use is charged to operations in the period such technology is acquired. Purchased in-process research and development costs for the three months ended March 31, 2000 relate to the acquisition of EMAX (see Note 3) and was determined by a valuation prepared by management.

Fair Value of Financial Instruments

  The carrying value of cash and cash equivalents, accounts payable and accounts receivable at March 31, 2000 and at December 31, 1999 approximated their fair value due to the short-term nature of these items. The Company considers its short-term and long-term investments to be held-to-maturity and therefore these investments are carried at amortized cost. The fair value of the Company's short-term and long-term investments at March 31, 2000 and December 31, 1999, based on market quotes, is presented in Note 4.

Impairment of Long-Lived Assets

  The Company evaluates the recoverability of its property and equipment and intangible assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121"). SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets or the business to which such assets relate. No impairments were required to be recognized during the three months ended March 31, 2000 or during the three months ended March 31, 1999.

Revenue Recognition

  Beginning in April 1999, the Company began earning almost all of its revenues from the buying and selling of scientific products through its e-commerce web sites. Prior to April 1999, the Company's revenues have primarily been derived from banner advertising on its web sites. With the acquisition of EMAX in March 2000, the Company began deriving revenues from custom software development and implementation services, from sales of software licenses, and from support and maintenance contracts.

  Revenues received from the sale of scientific products in e-commerce transactions are recorded as product revenues and are recognized by the Company upon delivery to the customer. A reserve for returns is recognized for estimated product returns.

  Banner advertising revenues are recognized ratably over the period in which the advertisement is displayed, provided that the Company has no significant remaining obligations to the advertiser and that collection of the resulting receivable is probable. Revenues from advertising included in the Source Book are recognized at the date the Source Book is published and distributed to the purchasers of scientific products as the Company has met all of its obligations to the advertisers at that date.

  Revenues received from the auction of used scientific products by the Company's subsidiary, IAI, represents commissions which are determined based on a percentage of the value of the scientific products sold. The Company recognizes these commissions in revenue at the date the related piece of scientific equipment is accepted by the buyer.

  With the acquisition of EMAX in March 2000, revenues from the sale of software licenses and custom development and implementation services under fixed-fee contracts are recognized using the percentage-of- completion method over the term of the development and implementation services. Revenues from time and materials contracts are recognized concurrently with the effort and material costs incurred by the Company, at billable rates specified in the terms of the contract. Hardware sales revenue is recognized upon delivery to the customer. Losses expected to be incurred on custom development and implementation services contracts in process, for which the fee is fixed, are charged to income in the period it is estimated that such losses will occur. The Company sells maintenance contracts to provide updates and standard enhancements to its software products. Maintenance fee revenue is recognized ratably over the term of the arrangements, generally one year.

Cost of Revenues

  Cost of product revenues represents the purchase price to the Company of the scientific products sold through its e-commerce web sites, shipping and handling fees and the cost of maintaining such web sites. The Company generally takes legal title to the scientific products purchased at the date of shipment and relinquishes title to its customers upon delivery.

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

Sales and Marketing Expenses

  Sales and marketing expenses consist primarily of costs, including salaries and sales commissions, of all personnel involved in the sales and marketing process. Sales and marketing expenses also include costs of advertising, trade shows and certain indirect costs. All costs of advertising the services and products offered by the Company are expensed as incurred. Advertising expense totaled approximately $850,000 and $261,000 for the three months ended March 31, 2000 and 1999, respectively.

Deferred Customer Acquisition Costs

  Deferred customer acquisition costs relate to common stock warrants given to several key suppliers and buyers of scientific products. The amount of deferred customer acquisition costs is and will be adjusted in each reporting period based on changes in the fair value of the warrants until such date as the warrants are fully vested. Deferred customer acquisition costs will be amortized to operating expense over the term of the related contractual relationship using a cumulative catch-up method. The terms of the contractual relationships range from three to five years. Deferred customer acquisition costs are presented net of accumulated amortization (see Note 11).

Income Taxes

  The Company accounts for income taxes using the liability method, which requires the recognition of deferred tax assets or liabilities for the temporary differences between financial reporting and tax bases of the Company's assets and liabilities and for tax carryforwards at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Stock Based Compensation

  The Company accounts for non-cash stock based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") which states that no compensation expense is recognized for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of the Company's common stock on the grant date. In the event that stock options are granted with an exercise price below the estimated fair market value of the Company's common stock at the grant date, the difference between the fair market value of the Company's common stock and the exercise price of the stock option is recorded as deferred compensation. Deferred compensation is amortized to compensation expense over the vesting period of the related stock option.

  The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which requires compensation expense to be disclosed based on the fair value of the options granted at the date of the grant.

Credit Risk, Significant Customers and Concentrations

  Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, accounts receivable and investments. Cash and cash equivalents are deposited with high credit quality financial institutions which invest primarily in U.S. Government securities, highly rated commercial paper and certificates of deposit guaranteed by banks which are members of the Federal Depository Insurance Company. The counterparties to the agreements relating to the Company's investments consist primarily of the U.S. Government and various major corporations with high credit standings.

  During the three months ended March 31, 2000, three customers comprised 25%, 20% and 16%, respectively, of the Company's revenue. During the three months ended March 31, 1999, no single customer comprised more than 10% of the Company's revenue. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company's customer base and because all customers are located in the United States. At March 31, 2000, two customers comprised 34% and 22% of the accounts receivable balance. At December 31, 1999, two customers comprised 21% and 27%, respectively, of the accounts receivable balance. All of the Company's revenues are from sales transactions originating in the United States.

  The Company relies on a number of third party suppliers for various services, including e-commerce fulfillment services. While the Company believes it could obtain these services from other qualified suppliers on similar terms and conditions, a disruption in supply of these services by the current suppliers could materially harm the business.

Cash Flows

  The Company made cash payments for interest of approximately $37,000 and $2,000 during the three-month periods ended March 31, 2000 and March 31, 1999, respectively.

  The Company acquired property and equipment through the assumption of capital lease obligations amounting to $811,000 and zero during the three-month periods ended March 31, 2000 and March 31, 1999, respectively.

Comprehensive Income (Loss)

  Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. The Company had no items of other comprehensive income during the three-month periods ended March 31, 2000 and March 31, 1999, respectively.

Segment Reporting

  The Company has determined that it does not have any separately reportable operating segments as of March 31, 2000 and December, 31, 1999.

Net Income (Loss) Per Common Share

  Basic net income (loss) per common share ("Basic EPS") is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per common share ("Diluted EPS") is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants and shares issuable upon conversion of Class B common stock and convertible preferred stock. The calculation of the net loss per share available to common stockholders for the three-month periods ended March 31, 2000 and March 31, 1999 does not include 6,829,374 and 3,083,638, respectively, potential shares of common stock equivalents, as their impact would be anti-dilutive.

Reclassifications

  Certain prior period amounts have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Investments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supercedes several existing standards. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company currently does not and does not presently intend in the future to invest in derivative financial instruments and therefore does not expect that the adoption of SFAS No. 133 will have a material impact on the consolidated financial statements.

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which addresses certain criteria for revenue recognition. SAB 101 is required to be adopted for reporting periods beginning after January 15, 2000. The adoption of SAB 101 is not expected to have a material impact on the Company's consolidated financial position or results of operations.

3. Acquisitions

Internet Auctioneers International

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

  The purchase price of $1,416,000 consisted of the 114,995 shares of the Company's Series E preferred, with an estimated fair value of $11.32 per share, based on the per share price of the Company's Series D preferred that was sold in May and June 1999, and the assumption of $160,000 of net liabilities of IAI. The excess of the purchase price over the fair value of assets acquired less liabilities assumed was allocated to goodwill. Of the total purchase price, $22,000 was allocated to the tangible assets of IAI, which were comprised of cash and accounts receivable. In addition, $400,000 was allocated to the employment agreement with the former shareholder and recorded as deferred compensation to be amortized to stock-based employee compensation expense over a period of three years, and $994,000 was allocated to goodwill.

Intralogix

  On January 14, 2000, the Company purchased all of the outstanding stock of Intralogix, Inc. ("Intralogix") in exchange for the issuance of 26,930 shares of the Company's common stock with a value of approximately $1,828,000 at the closing date of the acquisition, cash payments in the amount of $295,000 (including $61,000 for acquisition-related expenses) and the assumption of $71,500 in net liabilities of Intralogix. This acquisition was accounted for using the purchase method of accounting.

  Of the total purchase price of Intralogix, $600,000 was allocated to the web site developed and operated by Intralogix and approximately $1,589,000 was allocated to goodwill, which represents the excess of the purchase price over the fair value of assets acquired less liabilities assumed. Goodwill related to this acquisition is being amortized over a period of three years. An immaterial amount of purchase price was allocated to the tangible assets of Intralogix.

SciCentral

  On February 2, 2000, the Company purchased all of the outstanding stock of SciCentral, Inc. ("SciCentral") in exchange for the issuance of 40,000 shares of the Company's common stock with a value of $2,534,000 at the closing date of the acquisition, cash payments of $112,000 for acquisition-related expenses and the assumption of approximately $15,000 in net liabilities of SciCentral. This acquisition was accounted for using the purchase method of accounting.

  Of the total purchase price of SciCentral, approximately $2,372,000 was allocated to goodwill, which represents the excess of purchase price over the fair value of the assets acquired less the liabilities assumed. Goodwill related to this acquisition is being amortized over a period of three years. In connection with the purchase of SciCentral, a former shareholder and employee of SciCentral entered into a two-year employment agreement with the Company. In the event that this individual voluntarily terminates his employment prior to the end of the two year period, this individual would be required to pay to the Company an amount equal to $286,000, reduced by approximately $36,000 upon completion of each 90 day period of continuous employment. The Company also entered into a three-year non-compete agreement with this individual. The $286,000 has been recorded as deferred compensation and is being amortized to stock-based compensation expense over a period of two years. An immaterial amount of purchase price was allocated to the tangible assets of SciCentral.

EMAX

  On March 22, 2000, the Company purchased all of the outstanding common and preferred stock of EMAX Solutions Partners, Inc. ("EMAX") in exchange for the issuance of 1,625,680 shares of the Company's common stock with a total fair value of $99,451,000, which is based on the average closing price of the common stock of $61.175 for the two-day period immediately preceding and following the date of the announcement of the acquisition of EMAX. In addition, the Company assumed approximately $3,539,000 in net liabilities and incurred costs of approximately $2,609,000 related to this acquisition. The Company also assumed EMAX's obligations under its qualified employee incentive stock option plan for EMAX employees. As a result of this, 374,152 shares of common stock have been reserved by the Company as replacement options with an average exercise price of $15.73 per share. The fair value of these options, which was estimated to be $20,392,000 using the Black-Scholes option pricing model, is included as a component of the total purchase price related to this acquisition. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the total purchase price of approximately $126,000,000 was allocated to the assets acquired and liabilities assumed based on estimated fair values. The fair value assigned to intangible assets acquired was based on a valuation prepared by management of the Company.

  Of the total purchase price, $2,398,000 was allocated to the tangible assets of EMAX, which were comprised of cash, accounts receivable, property and equipment and prepaid and other assets. In addition, $6,000,000 was allocated to developed software costs, $22,000,000 was allocated to the EMAX registered trademark and $700,000 was allocated to purchased in-process research and development ("IPR&D"). The remaining purchase price of approximately $94,892,000 has been allocated to goodwill. The trademark, goodwill and developed software costs are all being amortized over a period of three years.

  The $700,000 of IPR&D was based on a valuation prepared by management and relates to software development projects that have not yet reached technological feasibility and had no alternative future use at the date of the acquisition of EMAX. The Company intends to use this software in the development of the e-commerce and scientific products search capabilities on our Web sites. At the date of the acquisition, these software products being developed by EMAX were approximately 15% complete. The Company estimated at the acquisition date that it would incur a total of approximately $3.0 million to complete the development of these software products and that the development would be completed by December 2000.

  In addition, the Company granted to EMAX employees a total of 113,980 SciQuest.com stock options, pursuant to the SciQuest.com 1999 Stock Incentive Plan (see Note 12). These options were granted at an exercise price that was less than the fair value of the Company's stock on the date of grant. In connection with the grant of these options, the Company recorded $5,180,000 of deferred compensation which is being amortized in accordance with the vesting schedule of the related options. The Company recorded $1,295,000 of stock-based employee compensation expense related to these options in March 2000 (see Note 12).

  The Company's consolidated results of operations for the three-month period ended March 31, 2000 include the results of EMAX's operations for the period from the closing date of the acquisition, March 22, 2000, to March 31, 2000. During the nine-day period ended March 31, 2000, the Company recognized approximately $124,000 of revenues, $3,285,000 of expenses and a net loss of $3,161,000 related to the operations of EMAX. These amounts include non-cash charges for the amortization of goodwill, trademark and capitalized software development costs, the write-off of IPR&D and stock-based employee compensation expense, which totaled $3,000,000. Excluding the impact of these non-cash charges, EMAX incurred a net loss of approximately $175,000 during the period from March 23, 2000 to March 31, 2000.

  The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the three-month periods ended March 31, 2000 and 1999 as if the acquisition of EMAX has occurred on January 1, 2000 and 1999, respectively, and after giving effect to certain purchase accounting adjustments. These pro forma results are not necessarily indicative of what the Company's operating results would have been had the acquisition actually taken place on January 1, 2000 or 1999, and may not be indicative of future operating results.

                                                    Three Months  Three Months
                                                       Ended         Ended
                                                     March 31,     March 31,
                                                        2000          1999
                                                    ------------  ------------
                                                    (unaudited)   (unaudited)
   Revenues.......................................  $  5,870,000  $  2,472,000
   Operating Expenses.............................    17,150,000     5,309,000
   Amortization of goodwill, purchased intangibles
    and stock-based employee compensation
    expense.......................................    11,536,000    11,536,000
   Operating loss.................................   (27,617,000)  (14,373,000)
                                                    ------------  ------------
   Net loss.......................................   (25,385,000)  (14,294,000)
                                                    ============  ============
   Net loss before amortization of goodwill,
    purchased intangibles and stock-based employee
    compensation expense..........................  $(13,849,000)   (2,758,000)
                                                    ============  ============
   Net loss per common share......................  $       (.90) $      (2.84)
                                                    ============  ============

4. Investments

  The aggregate fair values of investment securities at March 31, 2000 (unaudited) and December 31, 1999, along with unrealized gains and losses determined on an individual investment security basis are as follows:

March 31, 2000 (unaudited)

                                                          Gross
                                                        Unrealized
                                            Amortized      Gain       Market
               Description                     Cost       (Loss)       Value
               -----------                 ------------ ----------  -----------
Short-Term Investments:
  Commercial paper........................ $ 15,902,502 $  69,962   $15,972,464
  Corporate bonds.........................   18,961,362   (12,512)   18,948,850
  U.S. Government obligations.............    4,994,787    (6,462)    4,988,325
                                           ------------ ---------   -----------
                                           $ 39,858,651 $  50,988   $39,909,639
                                           ============ =========   ===========
Long-Term Investments:
  Corporate bonds......................... $  7,536,163 $ (18,933)  $ 7,517,230
  U.S. Government obligations.............   17,315,950  (311,044)   17,004,906
                                           ------------ ---------   -----------
                                           $ 24,852,113 $(329,977)  $24,522,136
                                           ============ =========   ===========

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
                                            =========== =========   ===========

5. Property and Equipment

  Property and equipment consist of the following:

                                                        March 31,   December 31,
                                                          2000          1999
                                                       -----------  ------------
                                                       (unaudited)
Furniture and equipment............................... $   578,055   $  304,928
Computer software and equipment.......................   6,675,189    3,005,479
Leasehold improvements................................     178,383       46,675
                                                       -----------   ----------
  Total costs.........................................   7,431,627    3,357,082
Less accumulated depreciation.........................  (1,668,243)    (487,659)
                                                       -----------   ----------
  Net book value...................................... $ 5,763,384   $2,869,423
                                                       ===========   ==========

  The Company leases certain equipment under capital lease agreements. The cost of equipment under capital leases at March 31, 2000 and December 31, 1999 was approximately $2,552,000 and $1,700,000, respectively.

6. Capitalized Development Costs

  Development costs represent the cost of the applications developed for the Company's e-commerce web sites. The Company had capitalized development costs of approximately $2,421,000 and $1,498,000 at March 31, 2000 and December 31, 1999, respectively, and had accumulated amortization of approximately $369,000 and $106,000 at March 31, 2000 and December 31, 1999, respectively, related to capitalized development costs. The Company capitalized $923,000 in web site development costs during the three months ended March 31, 2000.

7. Other Assets

  Other assets consist of the following:

                                                        March 31,   December 31,
                                                          2000          1999
                                                       -----------  ------------
                                                       (unaudited)
   Prepaid customer acquisition costs................. $ 1,600,000   $1,600,000
   EMAX trademark.....................................  22,000,000          --
   Capitalized software costs.........................   6,964,148      364,148
   Deposits...........................................     228,706      111,642
   Other..............................................         --       467,407
                                                       -----------   ----------
                                                        30,792,854    2,543,197
   Less accumulated amortization......................    (616,276)    (690,369)
                                                       -----------   ----------
                                                       $30,176,578   $1,852,828
                                                       ===========   ==========

8. Accrued Liabilities

  Accrued liabilities consist of the following:

                                                         March 31,  December 31,
                                                           2000         1999
                                                        ----------- ------------
                                                        (unaudited)
   Accrued compensation................................ $ 1,432,733 $   399,822
   Accrued expenses....................................   2,679,826     591,582
   Accrued acquisition costs...........................   1,023,525         --
   Other...............................................   1,316,979      74,716
                                                        ----------- -----------
                                                        $ 6,453,063 $ 1,066,120
                                                        =========== ===========

9. Income Taxes

  The components of the Company's income tax benefit for the three months ended March 31, 2000 and 1999 consist of the following:

                                                              2000       1999
                                                           ----------- --------
                                                           (unaudited)
   Current:
    Federal...............................................  $    --    $    --
    State.................................................       --         --
                                                            --------   --------
                                                                 --         --
                                                            --------   --------
   Deferred:
    Federal...............................................   (44,158)   (44,158)
    State.................................................   (10,537)   (10,537)
                                                            --------   --------
                                                             (54,695)   (54,695)
                                                            --------   --------
     Total................................................  $(54,695)  $(54,695)
                                                            ========   ========

  The Company recognized a deferred tax benefit of $54,695 in each of the three-month periods ended March 31, 2000 and 1999, resulting primarily from the reduction of the difference between the book and tax basis of the assets and liabilities recorded in conjunction with the acquisition of BioSupplyNet.

  Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                       March 31,    December
                                                         2000       31, 1999
                                                      -----------  -----------
                                                      (unaudited)
   Net operating loss carryforwards.................. $17,718,711  $11,206,025
   Accrual to cash adjustment........................     221,545      221,545
   Research and development..........................     149,303      102,122
   Allowance for doubtful accounts...................      38,502       19,057
   Compensation accruals.............................     147,337      147,337
   Stock and warrant based compensation..............   4,653,578    3,556,165
   Other.............................................      47,253       26,790
                                                      -----------  -----------
     Total deferred tax assets.......................  22,976,229   15,279,041
     Valuation allowance for deferred................ (10,469,231) (14,776,590)
                                                      -----------  -----------
     Deferred tax assets.............................  12,506,998      502,451
                                                      -----------  -----------
   Acquired intangibles..............................  12,123,635      (66,225)
   Capital development costs.........................     394,893     (502,451)
                                                      -----------  -----------
     Total deferred tax liabilities..................  12,518,528     (568,676)
                                                      -----------  -----------
     Net deferred tax liability...................... $   (11,530) $   (66,225)
                                                      ===========  ===========

  During the three months ended March 31, 2000, the company recorded net deferred tax liabilities of approximately $9,666,000 related to the acquisitions of Intralogix, SciCentral and EMAX. The Company has provided a valuation allowance against the balance of its deferred tax assets since realization of these benefits cannot be reasonably assured. The change in valuation allowance was a decrease of approximately $4,307,000 during the three months ended March 31, 2000 and an increase of approximately $12,713,000 in 1999. The decrease in the valuation allowance during the three months ended March 31, 2000 is primarily due to the offset of deferred tax liabilities related to the acquisitions of Intralogix, SciCentral and EMAX against deferred tax assets of the Company. The increase in the valuation allowance during 1999 primarily relates to additional operating losses in 1999.

  As of December 31, 1999, the Company had federal and state net operating loss carryforwards of approximately $28,771,000. These net operating loss carryforwards begin to expire in 2012. The utilization of the federal net operating loss carryforwards may be subject to limitation under the rules regarding a change in stock ownership as determined by the Internal Revenue Code.

10. Capital Stock

  On November 19, 1999, the Company completed its initial public offering, selling 8,625,000 shares of its $.001 par value common stock. Upon the effectiveness of its initial public offering, all outstanding shares of Series A, Series C and Series E preferred stock, and all outstanding shares of Class B common stock were converted into a total of 13,438,185 common shares. The Company's Class A common stock was also reclassified as common stock with a par value of $0.001 per share.

  On October 22, 1999, the Board of Directors of the Company approved a 1.516643-for-1 Class A common stock split which was declared effective on November 12, 1999. All share and per share information in the accompanying financial statements has been retroactively restated to reflect the effect of this stock split and the reclassification of the Company's Class A common stock to common stock.

  Also upon the effectiveness of the Company's initial public offering, the number of authorized shares of the Company's common stock was increased to 90,000,000 shares and 10,000,000 shares of preferred stock were authorized. At all times, the Company shall reserve a number of shares of unissued common stock for the purpose of effecting the conversion of its issued and outstanding shares of all outstanding warrants and options to purchase the Company's common stock.

11. Strategic Partnerships

  In October, November, and December 1999, the Company entered into strategic relationships with a number of key suppliers and buyers of scientific products. As part of these arrangements, the Company issued to these companies warrants to purchase the Company's common stock at an exercise price of $0.01 per share. At March 31, 2000 and December 31, 1999 there were 4,414,180 and 5,035,180 strategic warrants outstanding, respectively, and the Company has recorded deferred customer acquisition costs of approximately $101,987,000 and $391,139,000 at March 31, 2000 and December 31, 1999, respectively. These amounts are presented net of accumulated amortization of approximately $9,704,000 and $9,108,000 at March 31, 2000 and December 31, 1999,
respectively. The Company recognized $696,000 in stock-based customer acquisition costs during the three months ended March 31, 2000 related to the amortization of deferred customer acquisition costs. This amount includes $100,000 of amortization of prepaid customer acquisition fees. No such amortization was required for the three months ended March 31, 1999.

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

  In addition, the Company has agreed to issue to certain major enterprise buyers additional incentive warrants, the number of which will be based on each purchaser's volume of purchases through the Company's market place during the years 2000, 2001 and 2002. These incentive warrants will be issued on February 15, 2001, 2002 and 2003, at an exercise price equal to the price per share of common stock in the Company's initial public offering, or $16.00 per share, and will be exercisable upon issuance. Deferred customer acquisition costs will be recognized at the date of issuance of these incentive warrants in an amount equal to the estimated fair value of the warrants at the date of issuance determined using the Black Scholes valuation model and will be amortized to operating expense over the remaining term of the strategic relationship with these key buyers.

12. Stock Options and Warrants

 Stock Options

  In September 1997, the Company adopted the SciQuest, Inc. Stock Option Plan (the " 1997 Plan") which provided for the grant of up to 341,245 employee stock options. In September 1998, February 1999 and August 1999, the 1997 Plan was amended to increase the number of shares available for issuance thereunder. Subsequent to the Company's initial public offering (see Note 10), the Company determined not to grant any additional options under the 1997 Plan and amended the 1997 Plan in November 1999 to decrease the number of shares authorized under the 1997 Plan to 2,056,060. Stock options granted under the 1997 Plan are for periods not to exceed ten years.

  In November 1999, the Company adopted the Sciquest.com, Inc. 1999 Stock Option Plan (the "1999 Plan") which provides for the grant of up to 2,854,998 employee stock options. Options granted under both plans during the years ended December 31, 1997, 1998 and 1999 generally vest in periods between three and five years as determined by the board of directors, although certain grants have been vested immediately upon the grant of the option.

  A summary of the status of the Plans as of March 31, 2000 and December 31, 1999 and changes during the periods then ended is presented below:

                                      Three months ended       Year ended
                                        March 31, 2000      December 31, 1999
                                      -------------------- --------------------
                                                  Weighted             Weighted
                                        Shares    Average    Shares    Average
                                      Underlying  Exercise Underlying  Exercise
                                       Options     Price    Options     Price
                                      ----------  -------- ----------  --------
                                          (unaudited)
Outstanding at beginning of year..... 2,193,724    $11.74  1,004,310   $  0.13
Granted..............................   708,632     25.96  1,733,970     14.82
Exercised............................  (140,922)      .21   (436,874)      .14
Forfeited............................   (14,408)     3.30   (107,682)      .12
                                      ---------    ------  ---------   -------
Outstanding at end of period......... 2,747,026    $16.04  2,193,724   $ 11.74
                                      =========    ======  =========   =======

  Stock options granted during the three-month period ended March 31, 2000 include 374,152 and 113,980 options (the "Replacement Options") and additional options (the "Additional Options"), respectively, which were granted in connection with the acquisition of EMAX on March 23, 2000 (see Note 3).

  The Company recorded $5,180,000 and $62,000 of deferred compensation as a charge to stockholders equity during the three-month periods ended March 31, 2000 and 1999, respectively, to reflect the difference between the aggregate fair market value and exercise price of all stock options granted during this period with an exercise price below the fair market value of the Company's common stock at the date of the grant. The entire $5,180,000 of deferred compensation recorded during the three-month period ended March 31, 2000 relates to the Additional Options granted to EMAX employees (see Note 3). Stock-based employee compensation expense of $2,121,000 (which includes $74,000 of amortization of deferred compensation related to employment agreements) and $3,000 were recorded for the periods ended March 31, 2000 and March 31, 1999, respectively.

  The following table summarizes information about the Company's outstanding stock options at March 31, 2000 (unaudited):

                                               Weighted   Weighted
                                   Number of    Average   Average   Number of
                                    Options   Contractual Exercise   Options
   Range of Exercise Prices       Outstanding    Life      Price   Exercisable
   ------------------------       ----------- ----------- -------- -----------
   $ 0.18- 1.03..................    703,996      7.9      $ 0.20    183,385
   $ 2.08- 3.30..................    458,199      9.2        3.07     30,197
   $ 6.16-16.00..................    710,848      7.2       10.82    285,891
   $23.75........................    400,000      9.7       23.75        --
   $43.50-50.49..................    337,483      9.7       46.54      1,644
   $63.25-75.00..................    136,500      9.8       70.45        --
                                   ---------      ---      ------    -------
                                   2,747,026      8.5      $16.04    501,117
                                   =========      ===      ======    =======

 Warrants

  At March 31, 2000 and December 31, 1999, the Company had 5,128,565, and 5,889,303, respectively, warrants outstanding and exercisable to purchase the Company's common stock at prices ranging from $0.01 to $9.33, which includes the warrants issued to strategic partners discussed in Note 11. These warrants expire at various dates between 2000 and 2004.

13. Commitments and Contingencies

  The Company leases certain equipment under various noncancellable capital leases and leases its office space and certain equipment under operating leases. Rent expense under operating leases totaled $96,000 and $36,000 for the three months ended March 31, 2000 and 1999, respectively.

  During the year ended December 31, 1999, the Company entered into a leasing agreement with a leasing company, which expires in August 2000. The Company obtained a total commitment amount of $2.5 million, all of which has been completely used by the Company as of March 31, 2000. The Company may purchase furniture and equipment and lease the items over 42 months. Payments are due monthly. Prior to the end of the lease term, the Company has the option to either purchase the equipment or renew the lease at a price not to exceed fifteen percent of the equipment cost.

  The Company is involved in certain legal proceedings as a part of its normal course of business. Management does not believe that the ultimate resolution of these matters will have a material impact on the Company's results of operations or financial position in any quarterly or annual period.

14. Related Party Transactions

  In January 2000, the Company sold, pursuant to an agreement, 12,000 shares of restricted common stock to an officer of the Company at a per-share price of $28.31 that was equal to one-half of the fair value of the Company's common stock on the date of the transaction. The restrictions related to these shares expire over a period of two years. As a result, the fair value of the discount, $340,000, has been recorded as deferred compensation and is being amortized to stock-based employee compensation expense over the vesting period. In the three-month period ended March 31, 2000, the Company recorded $28,000 of stock-based employee compensation expense related to this restricted sale.

  In March 1999, the Company sold 89,408 shares of series C convertible preferred stock to an executive officer for $250,000, or $2.80 per share. These shares were converted to common stock upon the effectiveness of our initial public offering on November 19, 1999.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Some of the statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking information. You can identify these statements by forward-looking words such as "expect," "anticipate," "believe," "goal," "plan," "intend," "estimate," "predict," "potential," "continue," "may," "will," and "should" or similar words. You should be aware that these statements are subject to known and unknown risks, uncertainties and other factors, including those discussed in the section entitled "Factors That May Affect Future Results," that could cause the actual results to differ materially from those suggested by the forward-looking statements.

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

  On January 14, 2000, we acquired all of the outstanding capital stock of Intralogix, Inc. for a total purchase price of approximately $2.2 million. Intralogix provides tools that enable scientists to search, compare and purchase chromatography products for their research needs.

  On February 2, 2000, we acquired all of the outstanding capital stock of SciCentral, Inc. for a total purchase price of approximately $2.6 million. SciCentral, Inc. provides users with a gateway to online science and technology resources, news and information.

  The Internet Auctioneers International, Intralogix and SciCentral acquisitions were not financially significant as they related to the purchase price or past results of operations of the acquired entities and therefore pro forma financial information has not been presented for these acquisitions. These acquisitions were accounted for using the purchase method of accounting.

  On March 22, 2000, we acquired all of the outstanding capital stock of EMAX Solution Providers, Inc., a provider of electronic research solutions designed to optimize pharmaceutical drug research operations and expedite drug discovery, for the issuance of 1,625,680 shares of our common stock and the assumption of 374,152 outstanding stock options (the "Replacement Options"). In addition, the Company granted to EMAX employees a total of 113,980 SciQuest.com stock options (the "Additional Options"), pursuant to the SciQuest.com 1999 Stock Incentive Plan. These Additional Options were granted at an exercise price that was less than the fair value of the Company's stock on the date of grant. In connection with the grant of these options, the Company recorded approximately $5.2 million of deferred compensation which is being amortized in accordance with the vesting schedule of the related options. The acquisition of EMAX was accounted for using the purchase method of accounting. The acquisition of EMAX enables us to provide electronic and Internet-based solutions that are designed to streamline the drug discovery processes of our customers, including large pharmaceutical, biotechnology and life science companies, by integrating their supply chains with critical research processes.

  As the acquisition of EMAX closed on March 22, 2000, our results of operations include only nine days of the results of operations of EMAX. The amount of EMAX revenues, operating expenses and net loss included in our unaudited consolidated statement of operations for the three months ended March 31, 2000 are $.1 million, $3.3 million and $3.2 million, respectively. These amounts include non-cash charges for the amortization of goodwill, trademark and capitalized software development costs, the write-off of purchased in-process research and development and stock-based employee compensation expense, which totaled $3.0 million. Excluding the impact of these non-cash charges, EMAX incurred a net loss of approximately $175,000 during the period from March 23, 2000 to March 31, 2000.

  Assuming the acquisition of EMAX had occurred on January 1, 2000, our pro forma revenues, operating loss and net loss for the quarter ended March 31, 2000 would have been $5.9 million, $27.6 million and $25.4 million, respectively. This represents an increase of $.8 million in revenues, $11.2 million in operating loss and $11.2 million in net loss, respectively. Excluding $11.5 million of amortization of goodwill, purchased intangibles and stock-based employee compensation expense, pro forma net loss would have been $13.8 million. Assuming the acquisition of EMAX had occurred on January 1, 1999, our pro forma revenues, operating loss and net loss for the quarter ended March 31, 1999 would have been $2.5 million, $14.4 million and $14.3 million, respectively. This represents an increase of $2.4 million in revenues, $11.3 million in operating loss and $11.3 million in net loss, respectively. Excluding $11.5 million of amortization of goodwill, purchased intangibles and stock-based employee compensation expense, pro forma net loss would have been $2.8 million. The pro forma results for the three months ended March 31, 2000 and 1999 do not include the write-off of purchased in-process research and development. These pro forma operating results are not necessarily indicative of what our results would have been had the acquisition of EMAX occurred on January 1, 2000 or January 1, 1999, nor can our future operating results be predicted from these amounts.

  In October, November and December 1999, we entered into strategic relationships with a number of key suppliers and buyers of scientific products, whereby we issued to these suppliers and buyers warrants to purchase the Company's common stock at an exercise price of $0.01 per share. These warrants will vest over a period of three to five years and will be exercisable until 2004. We have issued these warrants in connection with these agreements, as we believe that these relationships are an integral component of our business plan. At March 31, 2000, 4,414,180 warrants issued to key suppliers and buyers were outstanding.

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

  We have recorded net deferred customer acquisition costs of approximately $102 million at March 31, 2000, related to these outstanding warrants which is included as a separate component of stockholders' equity. Deferred customer acquisition costs are determined based on the difference between the closing trading price of our common stock and the $0.01 exercise price of the stock warrants. The amount of deferred customer acquisition costs recognized for all of the warrants issued to our key suppliers and buyers is adjusted each reporting period based on changes in the fair value of the warrants until such date as the warrants are fully vested. Deferred customer acquisition costs will be amortized to operating expense, using a cumulative catch-up method, over the term of the related contractual relationship. The Company recorded stock-based customer acquisition costs of $696,000 for the quarter ended March 31, 2000.

  These strategic relationships also include agreements with certain major enterprise buyers to be their third-party electronic aggregator for purchases of scientific products in North America for a period of three years. Although these buyers have agreed to use reasonable efforts to purchase at least $5.0 million of scientific products annually through our marketplace, there are no minimum purchase commitments. The warrants issued in connection with these relationships vest over a period of three years, regardless of their level of purchases through our electronic marketplace.

  We have also agreed to issue to these certain major enterprise buyers additional incentive warrants to purchase shares of our common stock with an exercise price of $16.00 per share, the number of which will be based on each purchaser's volume of purchases through our marketplace during the years 2000, 2001 and 2002. These incentive warrants will be issued on February 15, 2001, 2002 and 2003, will be fully vested and exercisable upon issuance and will continue to be exercisable for a period of five years after the date of issuance. Deferred customer acquisition costs will be recognized at the date of issuance of these incentive warrants in an amount equal to the estimated fair value of the warrants at the date of issuance determined using the Black Scholes valuation model and will be amortized to operating expense over the remaining term of the strategic relationship with these key buyers.

  Revenues consist of (1) sales of scientific products in e-commerce transactions originating on our web sites, (2) sales of software licenses and fees for implementation, customization and maintenance services related to these software licenses, (3) banner advertising revenues from our web sites,
(4) advertising revenues from the Source Book, and (5) commissions received from the auction of used scientific equipment. Prior to the launch of our e-commerce marketplace in April 1999, substantially all of our revenues were derived from advertising on our web sites. Revenues from e-commerce transactions became a significant source of our revenues in the third quarter of 1999 and are expected to continue to increase. For the quarter ended March 31, 2000, three customers accounted for 25%, 20% and 16% of our revenues, respectively.

  We offer various Web-based solutions where potential buyers can cross-search content from multiple suppliers and build a multiple line item order for products from various suppliers. When a purchaser places an order through our marketplace, we purchase that item from the supplier at either a pre-negotiated price or at a discount from the supplier's list price and arrange for shipment to the purchaser. We take legal title to the products purchased at the date of shipment and relinquish title to our customers upon delivery. After the customer receives the product, we begin the collection process by presenting a consolidated invoice to the buyer for the products represented in the order. Payment by the buyer to us is then made by credit card/procurement card or through a more traditional account setup and payment system. We bear all credit risk on sales that we make and we are obligated to pay the supplier of the products that we purchase regardless of whether we receive payment from the customer for the products. For each transaction, we recognize revenue in the amount of the sales price of the item to the purchaser and recognize the amount paid to the supplier plus shipping costs as cost of goods sold. The difference between revenues and cost of goods sold is our gross profit.

  Revenues from sales of scientific products in e-commerce transactions are recorded as product revenues and are recognized upon receipt by our customers. Product shipments are made on our designated carriers and we are responsible for shipping costs which are recorded as cost of revenues.

  EMAX recognizes revenue from the sale of licenses to its software products, the implementation and customization of its software products and the sale of maintenance and support contracts. EMAX recognizes revenues from the sale of licenses to its software products and implementation and customization of these software products on a percentage-of-completion basis over the period of the customization and implementation services, which generally ranges from three to six months. EMAX also recognizes revenues from the sale of maintenance and support contracts ratably over the period of the maintenance and support agreements, which is typically twelve months.

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

Three Months Ended March 31, 2000 And 1999

 Revenues

  Revenues for the quarter ended March 31, 2000 have been derived primarily from the sale of scientific products in e-commerce transactions.

  Revenues increased to $5.1 million for the quarter ended March 31, 2000 from $63,000 for the quarter ended March 31, 1999. This increase was primarily due to $5 million in revenues from the sale of scientific products in e-commerce transactions for the quarter ended March 31, 2000, as compared to zero for the quarter ended March 31, 1999 as our e-commerce marketplace was not implemented until April 1999.

 Cost of Revenues

  Cost of revenues primarily consists of the purchase price of scientific products sold in e-commerce transactions and related shipping costs for these products.

  Total cost of revenues increased to $4.8 million for the quarter ended March 31, 2000 from zero for the quarter ended March 31, 1999. Cost of revenues increased primarily due to $4.7 million in costs related to the sale of scientific products in e-commerce transactions during the quarter ended March 31, 2000 as compared to zero for the quarter ended March 31, 1999 as our e-commerce marketplace was not implemented until April 1999.

 Gross Profit

  Gross profit increased to $302,000 for the quarter ended March 31, 2000 from $63,000 for the quarter ended March 31, 1999. Gross profit increased as product sales began with the launch of the SciQuest.com marketplace in April 1999.

 Operating Expenses

  Development Expenses. Development expenses consist primarily of personnel and related costs to develop, operate and maintain our Web sites, aggregate data and the amortization of capitalized development costs. Development costs increased to $3.0 million for the quarter ended March 31, 2000 from $1.2 million for the quarter ended March 31, 1999. This increase resulted from expenses incurred to develop our e-commerce fulfillment system, list suppliers' products on our web sites and from increased amortization of capitalized development costs. This increase also includes $138,000 of development expenses incurred by EMAX, which was acquired in March 2000. We expect that our development expenses will continue to increase as we add products from additional suppliers to our e-commerce marketplace, as we develop customized private Web sites for major customers and as we continue to experience rapid increases in the volume of transactions through our e-commerce marketplace. In addition, our development expenses will continue to increase as we amortize development costs related to the development of additional functionality for our web sites and complete the development of the technology acquired with EMAX.

  Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, travel expenses, public relations expenses and marketing materials. Sales and marketing expenses increased to $5.4 million for the quarter ended March 31, 2000 from $1.2 million for the quarter ended March 31, 1999. This increase resulted primarily from the hiring of additional sales and marketing personnel to market our products and services and increased expenses to advertise and promote our e-commerce marketplace, and to a lesser extent, sales and marketing expenses related to BioSupplyNet, Internet Auctioneers International and EMAX. We expect that our sales and marketing expenses will continue to increase in the next nine months as we continue to add sales and marketing personnel and as we continue to incur expenses to promote the services provided by our e-commerce marketplace.

  General and Administrative Expenses. General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, investor relations and facilities. General and administrative expenses increased to $3.4 million for the quarter ended March 31, 2000 from $617,000 for the quarter ended March 31, 1999. General and administrative expenses increased primarily as a result of increased payroll costs due to the increase in the number of general and administrative personnel and an increase in professional fees and facilities costs incurred to support the growth of our business. In addition, we have experienced an increase in general and administrative costs as a result of becoming a public company in November 1999, such as investor relations costs, directors and officers' insurance costs and increased legal and audit costs. We expect general and administrative expenses to continue to increase in the next nine months as we add administrative personnel to continue to support the growth of our business.

 Purchased In-process Research and Development

  For the quarter ended March 31, 2000, we recognized an in-process research and development charge of $0.7 million as a result of the acquisition of EMAX. Based on management's valuation of EMAX and its assets, we allocated $0.7 million of the EMAX purchase price of $126 million to software products being developed by EMAX that had not reached technological feasibility and had no alternative use at the date of the acquisition of EMAX. We intend to use this software in the development of the e-commerce and scientific products search capabilities on our Web sites. At the date of the acquisition, these software products being developed by EMAX were approximately 15% complete. We estimated at the acquisition date that we would incur a total of approximately $3.0 million to complete the development of these software products and that the development would be completed by December 2000. The remaining $125.3 million of the purchase price of EMAX was allocated to the tangible and intangible assets of EMAX and to goodwill.

 Stock-based Employee Compensation Expense

  Stock-based non-cash compensation expense increased to $2.1 million in the quarter ended March 31, 2000 from $3,000 in the quarter ended March 31, 1999 due to an increase in the number of stock options that had been issued to employees with exercise prices less than fair value on the date of grant since March 31, 1999. In addition, in July of 1999 and in February 2000, we entered into two employment agreements with personnel from acquired subsidiaries that required the recognition of deferred compensation. Deferred compensation recorded due to the issuance of such stock options and employment agreements is charged to stock-based employee compensation expense over the vesting term of the options and the term of the employment agreements, respectively.

 Amortization of Goodwill

  Amortization of goodwill increased to $1.3 million for the quarter ended March 31, 2000 from $32,000 in the quarter ended March 31, 1999. This increase is the result of amortization of goodwill resulting from the acquisitions of IAI, Intralogix, SciCentral and EMAX, all of which occurred after March 31, 1999.

 Interest Income

  Net interest income consists of interest income earned on cash deposited in money market accounts and invested in short and long term U.S. Government obligations reduced by interest expense incurred on capital lease obligations. Net interest income increased to $2.1 million for the quarter ended March 31, 2000 from net interest income of $37,000 for the quarter ended March 31, 1999. The increase in net interest income was primarily the result of interest earned on funds received from our sale of preferred stock in May and June of 1999 and on proceeds received from our initial public offering in November 1999.

Liquidity and Capital Resources

  We have primarily funded our operations through private placements of our preferred stock during 1998 and 1999 and our initial public offering which closed in November 1999. As of March 31, 2000, we had total cash and investments of $133.7 million, which is comprised of cash and cash equivalents of $69.0 million, short term investments of $39.9 million and long term investments of $24.8 million.

  Cash used in operating activities was $9.4 million and $2.8 million during the quarters ended March 31, 2000 and 1999, respectively. Cash used in operating activities was principally for the development of our web sites, the development of our e-commerce marketplace, the expansion of our sales and marketing force, increased advertising costs and the expansion of the administrative and operations staff to support our growth.

  Cash used in investing activities during the quarter ended March 31, 2000 was $20.6 million and $164,000 during the quarter ended March 31, 1999. Cash used in investing activities has primarily been comprised of purchases of investments in US government obligations, commercial paper and corporate bonds, net of maturities, and purchases of computer equipment. In addition, we used nearly $2 million to acquire EMAX, Intralogix and SciCentral during the quarter ended March 31, 2000. This was offset by $.5 million of cash received from these acquired companies

  Cash provided by financing activities during the quarters ended March 31, 2000 and 1999 was $964,000 and $243,000, respectively. During the quarter ended March 31, 2000, the Company received approximately $1.1 million in proceeds from exercises of stock options, common stock warrants and by the direct sale of restricted stock to an officer of the Company. In March 1999, we sold 89,408 shares of series C convertible preferred stock to an executive officer for $250,000, or $2.80 per share.

  We believe that our existing liquidity and capital resources, including the proceeds resulting from the sale of our common stock in our initial public offering, will be sufficient to satisfy our cash requirements for the next two years. To the extent that such amounts are insufficient, we will be required to raise additional funds through equity or debt financing. There can be no assurance that we will be able to raise such funds on favorable terms, or at all.

New Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Investments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supercedes a number of existing standards. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133, as amended, is not expected to have a material impact on our consolidated financial position or results of operations.

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

  We incurred net losses of $33.2 million for the year ended December 31, 1999 and $14.2 million for the quarter ended March 31, 2000. As of March 31, 2000, we had an accumulated deficit of $52.8 million. If our acquisition of EMAX had taken place on January 1, 1999, our pro forma net losses for the year ended December 31, 1999 would have been $75.8 million. We expect to incur substantial operating losses and continued negative cash flow from operations for the foreseeable future. In fact, we expect these losses to increase significantly through at least December 31, 2000 because, as part of our strategy to achieve profitability, we intend to significantly increase our spending on items such as sales and marketing, content development, technology and operating infrastructure. If these expenses do not generate increased revenues, our earnings may be materially and adversely affected and anticipated net losses may be greater than expected. We may not be able to increase revenues sufficiently to achieve profitability.

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

  We believe that establishing, maintaining and enhancing the SciQuest.com brand is critical in attracting and expanding traffic to our Web sites. There are a number of Web sites that offer competing services. Some of these sites already have well-established brands in either online services or the scientific products industry. As a result, it is critical that we maintain and enhance our brand. We believe that increased competition may make establishing and maintaining our brand significantly more expensive. Promotion of our brand will depend largely on expanding our sales and marketing capabilities and providing a high-quality online experience. We intend to use a portion of the proceeds from our initial public offering, completed in November 1999, to expand our sales and marketing activities and further develop our online services. We cannot be certain that we will be successful in marketing the SciQuest.com brand. If we are unable to successfully promote our brand, or if we incur substantial expenses in attempting to do so, our revenues and earnings could be materially and adversely affected.

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

New accounting rules could be proposed that could adversely affect our reported financial results.

  Our financial statements are prepared based on generally accepted accounting principles and SEC accounting rules. These principles and rules are subject to change from time to time for various reasons. While we believe we meet all current financial reporting requirements, we cannot predict at this time whether any initiatives will be proposed or adopted that would require us to change our accounting policies. Any change to generally accepted accounting principles or SEC rules could adversely affect our reported financial results.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

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

                                    PART II

                               OTHER INFORMATION

Item 1. Legal Proceedings.

  We are not a party to any material legal proceedings.

Item 2. Changes in Securities.

  Not applicable.

Item 3. Defaults Upon Senior Securities.

  Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

  No matters were submitted to a vote of security holders during the period covered by this report.

Item 5. Other Information.

  Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

  (a) The following exhibits are filed as a part of, or are incorporated by reference into, this report on Form 10-Q:

 Exhibit
 Number                                Description
 -------                               -----------
  3.1*   Amended and Restated Certificate of Incorporation of SciQuest.com.

  3.2*   Amended and Restated Bylaws of SciQuest.com.

  4.1*   See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated
         Certificate of Incorporation and Amended and Restated Bylaws of
         SciQuest.com defining rights of the holders of Common Stock of SciQuest.com.

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

 10.2*   Amendment No. 1 to SciQuest.com, Inc. Stock Option Plan dated as of
         September 11, 1998.

 10.3*   Amendment No. 2 to SciQuest.com, Inc. Stock Option Plan dated as of
         February 26, 1999.

 10.4*   Amendment No. 3 to SciQuest.com, Inc. Stock Option Plan dated as of
         March 1, 1999.

 10.5*   Amendment No. 4 to SciQuest.com, Inc. Stock Option Plan dated as of
         August 27, 1999.

 10.6*   Agreement of Sublease by and between Inspire Pharmaceuticals, Inc. and
         SciQuest.com dated July 31, 1998.

 10.7*   Sublease Agreement by and between Applied Innovation, Inc. and
         SciQuest.com dated March 11, 1999.


 Exhibit
 Number                                Description
 -------                               -----------
 10.8*   Sublease Agreement by and between Vascular Therapeutics, Inc. and
         SciQuest.com dated August 19, 1999.

 10.9* Master Lease Agreement by and between Comdisco, Inc. and SciQuest.com dated May 21, 1999, as amended.

 10.10*  Stock Restriction Agreement by and between SciQuest.com and Antony
         Francis dated March 1, 1999.

 10.11* Registration Rights Agreement by and among SciQuest.com and the purchasers of Class B Common Stock and the purchasers of Series A
         Preferred Stock dated October 17, 1997, as amended.

 10.12* Registration Rights Agreement by and among SciQuest.com and the purchasers of Series C Preferred Stock dated September 29, 1998.

 10.13*  Registration Rights Agreement by and among SciQuest.com and Antony
         Francis dated March 1, 1999.

 10.14* Registration Rights Agreement by and among SciQuest.com, the holders of Series B Preferred Stock and the purchasers of Series D Preferred
         Stock dated May 18, 1999, as amended.

 10.15* Registration Rights Agreement by and among SciQuest.com and the holders of Series E Preferred Stock dated July 27, 1999.

 10.16*  Merger Agreement by and among SciQuest.com, SciQuest Merger
         Subsidiary, Inc., Internet Auctioneers International, Inc. and Mark
         Atlas dated July 27, 1999.

 10.17*  Merger Agreement by and among SciQuest.com, SciQuest Acquisition, Inc.
         and BioSupplyNet, Inc. dated September 29, 1998.

 10.18* Lease Agreement by and between Duke-Weeks Realty Limited Partnership and SciQuest.com dated as of October 19, 1999.

 10.19*  Content Conversion Services Agreement by and between SciQuest.com and
         Requisite Technology, Inc. dated December 18, 1998.

 10.20** Form of Strategic Alliance Plus Agreement.

 10.21** Form of Strategic Purchasing Agreement.

 10.22** Registration Rights Agreement by and among SciQuest.com and the former holders of Intralogix, Inc. stock dated January 14, 2000.

 10.23*  Amendment No. 5 to SciQuest.com, Inc. Stock Option Plan.

 10.24*  SciQuest.com, Inc. 1999 Stock Incentive Plan dated as of October 12,
         1999.

 10.25** First Amendment to 1999 Stock Incentive Plan.

 10.26** Merger Agreement by and among SciQuest.com, Lujack Subsidiary, Inc.,
         Intralogix, Inc., Mary T. Romac, Timothy M. Brady and Dale L. Young dated January 14, 2000.


 Exhibit
 Number                                Description
 -------                               -----------
 10.27** Merger Agreement by and among SciQuest.com, SciCentral Acquisition
         Subsidiary, Inc., SciCentral.com, Inc. and the shareholders of
         SciCentral.com, Inc. dated February 2, 2000.

 10.28** Registration Rights Agreement by and among SciQuest.com and the former holders of SciCentral, Inc. stock dated February 2, 2000.

 10.29** Restricted Stock Agreement between SciQuest.com and W. Andrew McKenna dated January 31, 2000.

 10.30** Agreement and Plan of Merger and Reorganization between SciQuest.com,
         ESP Acquisition, Inc. and EMAX Solution Partners, Inc. dated March 13,
         2000.

 10.31** Registration Rights Agreement by and among SciQuest.com and the former holders of EMAX Solution Partners, Inc. dated March 13, 2000.

 27.1    Financial Data Schedule.

--------
 * Incorporated by reference to SciQuest.com's Registration Statement on Form S-1 (Reg. No. 333-87433).
**Incorporated by reference to SciQuest.com's Registration Statement on Form
 S-1 (Reg. No. 333-32582).

  (b) Reports on Form 8-K.

  A current report on Form 8-K was filed on April 6, 2000, in connection with SciQuest.com's acquisition of EMAX Solution Partners, Inc.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SciQuest.com, Inc.

Date: May 15, 2000
                                          _____________________________________
                                                     M. Scott Andrews
                                                 Chairman of the Board and
                                                  Chief Executive Officer


Date: May 15, 2000
                                          _____________________________________
                                                     James J. Scheuer
                                                  Chief Financial Officer
                                                 (Principal Financial and
                                                    Accounting Officer)