Form 10-Q
period 2000-06-30
SCIQUEST COM INC
filed 2000-08-11
CIK 1082526

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

For the quarterly period ended June 30, 2000

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

       For the transition period from                to
                                       ------------   ------------

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

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  As of August 10, 2000, 29,001,355 shares of Common Stock, $.001 par value, were outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               SCIQUEST.COM, INC.

                               TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION:

ITEM 1: FINANCIAL STATEMENTS

  Consolidated Balance Sheets at June 30, 2000 (unaudited) and December 31,
   1999....................................................................   3

  Consolidated Statements of Operations for the Three and Six Months Ended
   June 30, 2000 and June 30, 1999 (unaudited).............................   4

  Consolidated Statements of Cash Flows for the Six Months Ended June 30,
   2000 and 1999 (unaudited)...............................................   5

  Notes to Consolidated Financial Statements...............................   6

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
      RESULTS OF OPERATIONS................................................  13

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........  33

PART II -- OTHER INFORMATION:

ITEM 1: LEGAL PROCEEDINGS..................................................  34

ITEM 2: CHANGES IN SECURITIES..............................................  34

ITEM 3: DEFAULTS IN SECURITIES.............................................  34

ITEM 4: SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS..................  34

ITEM 5: OTHER INFORMATION..................................................  34

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K...................................  35

SIGNATURES.................................................................  37

                                     PART I

Item 1. Financial Statements

                               SciQuest.com, Inc.

                          CONSOLIDATED BALANCE SHEETS

                                                     June 30,    December 31,
                                                       2000          1999
                                                   ------------  -------------
                                                   (unaudited)
                      Assets
Current assets:
 Cash and cash equivalents........................ $ 45,160,337  $  98,126,414
 Short-term investments...........................   44,269,856     24,285,293
 Accounts receivable, net.........................   10,937,715      1,771,634
 Prepaid expenses and other current assets........    9,479,899      1,625,355
                                                   ------------  -------------
  Total current assets............................  109,847,807    125,808,696
                                                   ------------  -------------
Long-term investments.............................   22,863,862     23,592,483
Property and equipment, net.......................    8,963,509      2,869,423
Capitalized development costs, net................    7,681,880      1,392,085
Goodwill and other long-term assets, net..........  113,301,118      3,238,997
                                                   ------------  -------------
  Total assets.................................... $262,658,176  $ 156,901,684
                                                   ============  =============
       Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable................................. $ 13,016,831  $   4,250,978
 Accrued liabilities..............................    5,214,300      1,066,120
 Other current liabilities........................    2,043,054        508,416
                                                   ------------  -------------
  Total current liabilities.......................   20,274,185      5,825,514
                                                   ------------  -------------
Deferred income taxes.............................          --          66,225
Capital lease obligations, less current
 maturities.......................................    2,119,775      1,190,786
Commitments and contingencies.....................          --             --
Stockholders' equity:
 Common stock, $0.001 par value; 90,000,000 shares
  authorized; 28,961,050 and 26,353,652 shares
  issued and outstanding as of June 30, 2000 and
  December 31, 1999, respectively.................       28,961         26,354
 Additional paid-in capital.......................  370,248,218    591,841,571
 Deferred employee compensation...................  (11,724,943)   (12,276,151)
 Deferred customer acquisition costs, net.........  (43,530,366)  (391,138,705)
 Other comprehensive income.......................        1,199            --
 Accumulated deficit..............................  (74,758,853)   (38,633,910)
                                                   ------------  -------------
 Total stockholders' equity.......................  240,264,216    149,819,159
                                                   ------------  -------------
  Total liabilities and stockholders' equity...... $262,658,176  $ 156,901,684
                                                   ============  =============

   The accompanying notes are an integral part of these financial statements.

                               SciQuest.com, Inc.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                           Three Months Ended June     Six Months Ended June
                                     30,                        30,
                           -------------------------  -------------------------
                               2000         1999          2000         1999
                           ------------  -----------  ------------  -----------
E-Commerce revenues......  $ 11,374,419  $   821,835  $ 16,354,074  $   885,260
Software license,
 implementation and
 maintenance revenues....     1,449,358          --      1,573,497          --
                           ------------  -----------  ------------  -----------
  Total revenues.........    12,823,777      821,835    17,927,571      885,260
                           ------------  -----------  ------------  -----------
Cost of e-commerce
 revenues................    10,830,208      486,208    15,582,140      486,208
Cost of software license,
 implementation and main-
 tenance revenues (in-
 cludes $500,000, $0,
 $500,000 and $0, respec-
 tively, of amortization
 of capitalized software
 costs)..................     1,066,892          --      1,116,892          --
                           ------------  -----------  ------------  -----------
  Total cost of
   revenues..............    11,897,100      486,208    16,699,032      486,208
                           ------------  -----------  ------------  -----------
  Gross profit...........       926,677      335,627     1,228,539      399,052
                           ------------  -----------  ------------  -----------
Operating expenses:
 Development (excludes
  $206,392, $0, $741,859
  and $0, respectively,
  of stock-based employee
  compensation)..........     4,353,650    1,947,468     7,398,868    3,182,290
 Sales and marketing
  (excludes $202,858, $0,
  $607,229 and $0,
  respectively, of stock-
  based employee
  compensation)..........     6,023,709    1,933,528    11,390,217    3,165,279
 General and
  administrative
  (excludes $687,910,
  $2,190, $1,869,535 and
  $5,255, respectively,
  of stock-based employee
  compensation)..........     5,433,889    1,507,930     8,883,232    2,124,891
 Stock-based employee
  compensation...........     1,097,160        2,190     3,218,623        5,255
 Stock-based customer
  acquisition costs,
  net....................    (2,262,191)         --     (1,566,163)         --
 Purchased in-process
  research and
  development............           --           --        700,000          --
 Amortization of
  goodwill...............    10,152,549       31,689    11,445,140       63,379
                           ------------  -----------  ------------  -----------
  Total operating
   expenses..............    24,798,766    5,422,805    41,469,917    8,541,094
                           ------------  -----------  ------------  -----------
Operating loss...........   (23,872,089)  (5,087,178)  (40,241,378)  (8,142,042)
Interest income, net.....     1,941,285      265,133     4,050,210      302,436
                           ------------  -----------  ------------  -----------
Loss before income
 taxes...................   (21,930,804)  (4,822,045)  (36,191,168)  (7,839,606)
Income tax benefit.......        11,530       54,695        66,225      109,390
                           ------------  -----------  ------------  -----------
Net loss.................  $(21,919,274) $(4,767,350) $(36,124,943) $(7,730,216)
                           ------------  -----------  ------------  -----------
Net loss per common
 share--basic and
 diluted.................  $       (.77) $     (1.37) $      (1.31) $     (2.24)
                           ------------  -----------  ------------  -----------
Weighted average common
 shares outstanding--
 basic and diluted.......    28,580,689    3,483,150    27,611,004    3,447,994
                           ============  ===========  ============  ===========

   The accompanying notes are an integral part of these financial statements.

                               SciQuest.com, Inc.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                     Six Months Ended June 30,
                                                     -------------------------
                                                         2000         1999
                                                     ------------  -----------
Cash flows from operating activities
 Net loss........................................... $(36,124,943) $(7,730,216)
 Adjustments to reconcile net loss to net cash used
  in operating activities:
  Depreciation and amortization.....................   13,853,549      304,802
  Bad debt expense..................................      118,080          --
  Purchased in-process research and development.....      700,000          --
  Deferred tax benefit..............................      (66,225)    (109,390)
  Amortization of deferred compensation.............    3,218,623        5,255
  Amortization of deferred customer acquisition
   costs............................................   (1,566,163)         --
  Amortization of discount on investments...........     (315,454)         --
  Realized loss on sale of investements.............          --         1,448
  Changes in operating assets and liabilities:
   Accounts receivable..............................  (10,151,864)    (203,816)
   Prepaid expenses and other assets................   (5,900,400)    (279,133)
   Accounts payable.................................   10,377,379      911,981
   Accrued liabilities..............................      352,454      851,797
                                                     ------------  -----------
    Net cash used in operating activities...........  (25,504,964)  (6,247,272)
                                                     ------------  -----------
Cash flows from investing activities
 Purchase of property and equipment.................   (6,827,175)    (752,396)
 Cash received from acquisitions....................      529,865          --
 Cash paid for acquisitions.........................   (2,935,268)         --
 Maturity of investments............................   22,493,867      940,863
 Purchase of investments, including restricted
  cash..............................................  (41,434,353) (25,017,131)
                                                     ------------  -----------
  Net cash used in investing activities.............  (28,173,064) (24,828,664)
                                                     ------------  -----------
Cash flows from financing activities
 Repayment of notes payable.........................          --        (6,882)
 Repayment of capital lease obligations.............     (485,110)      (8,734)
 Proceeds from exercise of common stock warrants....      634,825       75,000
 Proceeds from sale of restricted common stock......      339,750          --
 Proceeds from exercise of common stock options.....      222,486        9,815
 Proceeds from issuance of Series C convertible
  preferred stock, net..............................          --       250,000
 Proceeds from issuance of Series D mandatorily
  redeemable convertible preferred stock, net.......          --    35,860,975
                                                     ------------  -----------
  Net cash provided by financing activities.........      711,951   36,180,174
                                                     ------------  -----------
Net (decrease) increase in cash and cash
 equivalents........................................  (52,966,077)   5,104,238
Cash and cash equivalents at beginning of period....   98,126,414    5,391,462
                                                     ------------  -----------
Cash and cash equivalents at end of period.......... $ 45,160,337  $10,495,700
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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

  The unaudited interim consolidated financial statements as of and for the three and six months ended June 30, 2000 and 1999 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments necessary to present fairly the consolidated balance sheets, statements of operations, and statements of cash flows for the periods presented in accordance with generally accepted accounting principles. The consolidated balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements at that date. Certain information and footnote disclosures have been omitted in accordance with the rules and regulations of the SEC. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Form 10-K, filed with the SEC on March 30, 2000. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

Property and Equipment

  Property and equipment is primarily comprised of furniture and computer equipment that are recorded at cost and depreciated using the straight-line method over their estimated useful lives which range from three to five years. Property and equipment includes certain equipment under capital leases. These items are depreciated over the shorter of the lease period or the estimated useful life of the equipment.

Development Costs

  Development costs include expenses incurred by the Company to develop, enhance, manage, monitor and operate the Company's web sites and costs of managing and integrating data on the Company's web sites. In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AICPA") issued Statements of Position No. 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," ("SOP No. 98-1") which provides guidance regarding when software developed or obtained for internal use should be capitalized. SOP No. 98-1 is effective for financial standards for fiscal years beginning after December 15, 1998. The Company adopted SOP No. 98-1 effective January 1, 1999. With the adoption of SOP No. 98-1, the Company began accounting for the software development component of web site development costs in accordance with SOP No. 98-1 which requires certain costs associated with the development of the Company's web sites to be capitalized and amortized to development expense over the useful life of the related applications, which generally range from three months to one year.

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

Purchased In-Process Research and Development

  The acquisition cost of in-process technology that at the date of purchase has not achieved technological feasibility and has no alternative future use is charged to operations in the period such technology is acquired. Purchased in-process research and development costs for the six months ended June 30, 2000 relate to the acquisition of EMAX (see Note 3) and was determined by a valuation prepared by management.

Fair Value of Financial Instruments

  The carrying value of cash and cash equivalents, accounts payable and accounts receivable at June 30, 2000 and at December 31, 1999 approximated their fair value due to the short-term nature of these items. The Company considers its short-term and long-term investments to be held-to-maturity and therefore these investments are carried at amortized cost.

Revenue Recognition

  Beginning in April 1999, the Company began earning almost all of its revenues from the sale of scientific products through its e-commerce web sites. Prior to April 1999, the Company's revenues have primarily been derived from banner advertising on its web sites. With the acquisition of EMAX in March 2000, the Company began deriving revenues from custom software development and implementation services, from sales of software licenses, and from support and maintenance contracts.

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

  With the acquisition of EMAX in March 2000, revenues from the sale of software licenses and custom development and implementation services under fixed-fee contracts are recognized using the percentage-of-completion method over the term of the development and implementation services. Revenues from time and materials contracts are recognized concurrently with the effort and material costs incurred by the Company, at billable rates specified in the terms of the contract. Hardware sales revenue is recognized upon delivery to the customer. Losses expected to be incurred on custom development and implementation services contracts in process, for which the fee is fixed, are charged to income in the period it is estimated that such losses will occur. The Company sells maintenance contracts to provide updates and standard enhancements to its software products. Maintenance fee revenue is recognized ratably over the term of the arrangements, generally one year.

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

  The cost of software licensing, implementation and maintenance revenues consists primarily of personnel costs for employees who work directly on the development and implementation of customized electronic research solutions and who provide maintenance to customers, and also consists of the amortization of capitalized software development costs. Cost of advertising and subscription revenue includes the cost of preparing the banner ads for display on the Company's Web sites and the cost of publishing and distributing the Source Book. Advertising production costs are recorded as cost of revenues the first time an advertisement appears on the Company's Web sites.

Deferred Customer Acquisition Costs

  Deferred customer acquisition costs relate to common stock warrants given to several key suppliers and buyers of scientific products. The amount of deferred customer acquisition costs is and will be adjusted in each reporting period based on changes in the fair value of the warrants until such date as the warrants are fully vested. Deferred customer acquisition costs will be amortized to operating expense over the term of the related contractual relationship using a cumulative catch-up method. The terms of the contractual relationships range from three to five years. Deferred customer acquisition costs are presented net of accumulated amortization (see Note 5).

Stock Based Compensation

  The Company accounts for non-cash stock based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") which states that no compensation expense is recognized for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of the Company's common stock on the grant date. In the event that stock options are granted with an exercise price below the estimated fair market value of the Company's common stock at the grant date, the difference between the fair market value of the Company's common stock and the exercise price of the stock option is recorded as deferred compensation. Deferred compensation is amortized to stock-based employee compensation expense over the vesting period of the related stock option.

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

Segment Reporting

  As a result of the acquisition of EMAX (see Note 3), the Company has determined that it has separately reportable operating segments, as defined by Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 will require the Company to disclose certain financial information about operating segments, of which the Company has preliminarily identified two. As SFAS No. 131 does not require adoption in interim financial statements in the initial year of its application, the Company will adopt the provisions of SFAS No. 131 in its annual filing on Form 10-K for the year ended December 31, 2000.

Net Income (Loss) Per Common Share

  Basic net income (loss) per common share ("Basic EPS") is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per common share ("Diluted EPS") is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants and shares issuable upon conversion of Class B common stock and convertible preferred stock. The calculation of the net loss per share available to common stockholders for the three and six-month periods ended June 30, 2000 and 1999 does not include potential shares of common stock equivalents, as their impact would be anti-dilutive.

Reclassifications

  Certain prior period amounts have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which addresses certain criteria for revenue recognition. SAB 101 is required to be adopted for reporting periods no later than the fourth fiscal quarter of the fiscal year beginning after December 15, 1999. The adoption of SAB 101 is not expected to have a material impact on the Company's consolidated financial position or results of operations.

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

  The purchase price of $1,416,000 consisted of the 114,995 shares of the Company's Series E preferred, with an estimated fair value of $11.32 per share, based on the per share price of the Company's Series D preferred that was sold in May and June 1999, and the assumption of $160,000 of net liabilities of IAI. The excess of the purchase price over the fair value of assets acquired less liabilities assumed was allocated to goodwill. Of the total purchase price, $22,000 was allocated to the tangible assets of IAI, which were comprised of cash and accounts receivable. In addition, $400,000 was allocated to the employment agreement with the former shareholder and recorded as deferred compensation to be amortized to stock-based employee compensation expense over a period of three years, and $994,000 was allocated to goodwill. Goodwill related to this acquisition is being amortized over a period of five years.

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

  Of the total purchase price, $2,398,000 was allocated to the tangible assets of EMAX, which were comprised of cash, accounts receivable, property and equipment and prepaid and other assets. In addition, $6,000,000 was allocated to developed software costs, $22,000,000 was allocated to the EMAX registered trademark and $700,000 was allocated to purchased in-process research and development ("IPR&D"). The remaining purchase price of approximately $94,892,000 has been allocated to goodwill. The trademark, goodwill and developed software costs are all being amortized over a period of three years. Additional purchase price revisions may result from post-closing adjustments.

  The $700,000 of IPR&D was based on a valuation prepared by management and relates to software development projects that had not yet reached technological feasibility and had no alternative future use at the date of the acquisition of EMAX. The Company intends to use this software in the development of the e-commerce and scientific products search capabilities on the Company's web sites. At the date of the acquisition, these software products being developed by EMAX were approximately 15% complete. The Company estimated at the acquisition date that it would incur a total of approximately $3.0 million to complete the development of these software products and that the development would be completed by December 2000.

  In addition, the Company granted to EMAX employees a total of 113,980 SciQuest.com stock options, pursuant to the SciQuest.com 1999 Stock Incentive Plan. These options were granted at an exercise price that was less than the fair value of the Company's stock on the date of grant. In connection with the grant of these options, the Company recorded $5,180,000 of deferred compensation which is being amortized in accordance with the vesting schedule of the related options.

  The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the six-month periods ended June 30, 2000 and 1999 as if the acquisition of EMAX has occurred on January 1, 2000 and 1999, respectively, and after giving effect to certain purchase accounting adjustments. These pro forma results are not necessarily indicative of what the Company's operating results would have been had the acquisition actually taken place on January 1, 2000 or 1999, and may not be indicative of future operating results.

                                                      Six Months   Six Months
                                                        Ended         Ended
                                                       June 30,     June 30,
                                                         2000         1999
                                                     ------------  -----------
                                                     (unaudited)   (unaudited)
   Revenues........................................  $ 18,694,000  $ 5,269,000
   Operating Expenses..............................    31,884,000   12,837,000
   Amortization of goodwill, purchased intangibles
    and stock-based employee compensation expense..    22,801,000   22,493,000
                                                     ------------  -----------
   Operating loss..................................   (52,189,000) (30,548,000)
                                                     ------------  -----------
   Net loss........................................   (48,004,000) (30,078,000)
                                                     ------------  -----------
   Net loss before amortization of goodwill,
    purchased intangibles and stock-based employee
    compensation expense...........................  $(25,203,000) $(7,585,000)
                                                     ------------  -----------
   Net loss per common share.......................  $      (1.70) $     (5.98)
                                                     ============  ===========

4. Capital Stock

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

5. Strategic Partnerships

  In October, November, and December 1999, the Company entered into strategic relationships with a number of key suppliers and buyers of scientific products. As part of these arrangements, the Company issued to these companies warrants to purchase the Company's common stock at an exercise price of $0.01 per share. At June 30, 2000 and December 31, 1999 there were 4,439,180 and 5,035,180 strategic warrants outstanding, respectively, and the Company has recorded net deferred customer acquisition costs of approximately $43,530,000 and $391,139,000 at June 30, 2000 and December 31, 1999, respectively. These amounts are presented net of accumulated amortization of approximately $7,342,000 and $9,108,000 at June 30, 2000 and December 31, 1999,
respectively. The Company recorded net benefits from stock-based customer acquisition costs of $2,262,000 and $1,566,000 for the three and six months ended June 30, 2000, respectively, related to the amortization of deferred customer acquisition costs. These amounts include $100,000 and $200,000 of amortization of prepaid customer acquisition fees for the three and six months ended June 30, 2000, respectively. No such amortization was required for the three and six months ended June 30, 1999.

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

  On July 30, 1999, we acquired all of the outstanding common stock of Internet Auctioneers International, Inc. for a total purchase price of $1.4 million. This acquisition was accounted for using the purchase method of accounting. Internet Auctioneers International provides auction services to laboratories for the sale of used equipment. We receive a commission for performing these services, which is recognized as revenues at the time the sale is finalized.

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

  The Internet Auctioneers International, Intralogix and SciCentral acquisitions were not financially significant as they related to the purchase price or past results of operations of the acquired entities. Therefore, pro forma financial information has not been presented for these acquisitions. These acquisitions were accounted for using the purchase method of accounting.

  On March 22, 2000, we acquired all of the outstanding capital stock of EMAX Solution Providers, Inc., a provider of electronic research solutions designed to optimize pharmaceutical drug research operations and expedite drug discovery, for the issuance of 1,625,680 shares of our common stock and the assumption of 374,152 outstanding stock options. In addition, the Company granted to EMAX employees a total of 113,980 SciQuest.com stock options (the "Additional Options"), pursuant to the SciQuest.com 1999 Stock Incentive

Plan. These Additional Options were granted at an exercise price that was less than the fair value of the Company's stock on the date of grant. In connection with the grant of these options, the Company recorded approximately $5.2 million of deferred compensation which is being amortized in accordance with the vesting schedule of the related options. The acquisition of EMAX was accounted for using the purchase method of accounting. The acquisition of EMAX enables us to provide electronic and Internet-based solutions that are designed to streamline the drug discovery processes of our customers, including large pharmaceutical, biotechnology and life science companies, by integrating their supply chains with critical research processes.

  Assuming the acquisition of EMAX had occurred on January 1, 2000, our pro forma revenues, operating loss and net loss for the six months ended June 30, 2000 would have been $18.7 million, $52.2 million and $48 million, respectively. This represents an increase of $.8 million in revenues, $11.9 million in operating loss and $11.9 million in net loss, respectively. Excluding $22.8 million of amortization of goodwill, purchased intangibles and stock-based employee compensation expense, pro forma net loss would have been $25.2 million. Assuming the acquisition of EMAX had occurred on January 1, 1999, our pro forma revenues, operating loss and net loss for the six months ended June 30, 1999 would have been $5.3 million, $30.5 million and $30.1 million, respectively. This represents an increase of $4.4 million in revenues, $22.4 million in operating loss and $22.3 million in net loss, respectively. Excluding $22.5 million of amortization of goodwill, purchased intangibles and stock-based employee compensation expense, pro forma net loss would have been $7.6 million. The pro forma results for the six months ended June 30, 2000 and 1999 do not include the write-off of purchased in-process research and development. These pro forma operating results are not necessarily indicative of what our results would have been had the acquisition of EMAX occurred on January 1, 2000 or January 1, 1999, nor can our future operating results be predicted from these amounts.

  In October, November and December 1999, we entered into strategic relationships with a number of key suppliers and buyers of scientific products, whereby we issued to these suppliers and buyers warrants to purchase the Company's common stock at an exercise price of $0.01 per share. These warrants will vest over a period of three to five years and will be exercisable until 2004. We have issued these warrants in connection with these agreements, as we believe that these relationships are an integral component of our business plan. At June 30, 2000, 4,439,180 warrants issued to key suppliers and buyers were outstanding.

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

  We have recorded net deferred customer acquisition costs of approximately $43.5 million at June 30, 2000, related to these outstanding warrants which is included as a separate component of stockholders' equity. Deferred customer acquisition costs are determined based on the difference between the closing trading price of our common stock and the $0.01 exercise price of the stock warrants. The amount of deferred customer acquisition costs recognized for all of the warrants issued to our key suppliers and buyers is adjusted each reporting period based on changes in the fair value of the warrants until such date as the warrants are fully vested. Deferred customer acquisition costs will be amortized to operating expense, using a cumulative catch-up method, over the term of the related contractual relationship. The Company recorded net benefits from stock-based customer acquisition costs of $2,262,000 and $1,566,000 for the three and six months ended June 30, 2000, respectively.

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

  We offer various Web-based solutions where potential buyers can cross-search content from multiple suppliers and build a multiple line item order for products from various suppliers. When a purchaser places an order through our marketplace, we purchase that item from the supplier at either a pre-negotiated price or at a discount from the supplier's list price and arrange for shipment to the purchaser. We take legal title to the products purchased at the date of shipment and relinquish title to our customers upon delivery. After the customer receives the product, we begin the collection process by presenting a consolidated invoice to the buyer for the products represented in the order. Payment by the buyer to us is then made through a traditional account setup and payment system or, in some cases, by credit card/procurement card. We bear all credit risk on sales that we make and we are obligated to pay the supplier of the products that we purchase regardless of whether we receive payment from the customer for the products. For each transaction, we recognize revenue in the amount of the sales price of the item to the purchaser and recognize the amount paid to the supplier plus shipping costs as cost of goods sold. The difference between revenues and cost of goods sold is our gross profit.

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

Three Months Ended June 30, 2000 And 1999

 Revenues

  Revenues for the quarter ended June 30, 2000 have been derived primarily from the sale of scientific products in e-commerce transactions.

  Revenues increased to $12.8 million for the quarter ended June 30, 2000 from $821,000 for the quarter ended June 30, 1999. This increase was primarily due to $11.4 million in revenues from the sale of scientific products in e-commerce transactions for the quarter ended June 30, 2000, as compared to $.1 million for the quarter ended June 30, 1999 as our e-commerce marketplace was not implemented until April 1999. In addition, the acquisition of EMAX in March 2000 contributed $1.4 million to revenues for the quarter ended June 30, 2000. During the quarter ended June 30, 2000, two customers accounted for 20% and 16%, respectively, of revenues. There can be no assurance that these customers will continue to purchase at these levels.

 Cost of Revenues

  Cost of revenues primarily consists of the purchase price of scientific products sold in e-commerce transactions and related shipping costs for these products.

  Total cost of revenues increased to $11.9 million for the quarter ended June 30, 2000 from $.5 million for the quarter ended June 30, 1999. Cost of revenues increased primarily due to $10.8 million in costs related to the sale of scientific products in e-commerce transactions during the quarter ended June 30, 2000 as compared to $.1 million for the quarter ended June 30, 1999 as our e-commerce marketplace was not implemented until April 1999. In addition, the acquisition of EMAX in March 2000 contributed $1.1 million to cost of revenues for the quarter ended June 30, 2000, of which $.5 million related to the amortization of capitalized software development costs.

 Gross Profit

  Gross profit increased to $927,000 for the quarter ended June 30, 2000 from $335,000 for the quarter ended June 30, 1999. Gross profit increased as product sales began with the launch of the SciQuest.com marketplace in April 1999. The acquisition of EMAX in March 2000 contributed $382,000 of gross profit for the quarter ended June 30, 2000.

 Operating Expenses

  Development Expenses. Development expenses consist primarily of personnel and related costs to develop, operate and maintain our Web sites, aggregate data and the amortization of capitalized development costs. Development costs increased to $4.4 million for the quarter ended June 30, 2000 from $1.9 million for the quarter ended June 30, 1999. This increase resulted from expenses incurred to develop our e-commerce fulfillment system, list suppliers' products on our web sites and from increased amortization of capitalized development costs. This increase also includes $1.0 million of development expenses incurred by EMAX, which was acquired in March 2000. We expect our development expenses to continue to increase over a period of two to three years, but decline as a percent of revenues, as we add products from additional suppliers to our e-commerce marketplace, as we develop customized private Web sites for major customers and as we continue to experience rapid increases in the volume of transactions through our e-commerce marketplace. In addition, our development expenses will continue to increase as we amortize development costs related to the development of additional functionality for our web sites and complete the development of the technology acquired with EMAX.

  Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, travel expenses, public relations expenses and marketing materials. Sales and marketing expenses increased to $6.0 million for the quarter ended June 30, 2000 from $1.9 million for the quarter ended June 30, 1999. This increase resulted primarily from the hiring of additional sales and marketing personnel to market our products and services and increased expenses to advertise and promote our e-commerce marketplace, and to a lesser extent, sales and marketing expenses related to BioSupplyNet, Internet Auctioneers International and EMAX. We expect our sales and marketing expenses to continue to increase over a period of two to three years, but decline as a percent of revenues, as we continue to add sales and marketing personnel and as we continue to incur expenses to promote the services provided by our e-commerce marketplace.

  General and Administrative Expenses. General and administrative expenses consist primarily of personnel and related costs for our customer care department and general corporate functions, including finance, accounting, legal, human resources, investor relations and facilities. General and administrative expenses increased to $5.4 million for the quarter ended June 30, 2000 from $1.5 million for the quarter ended June 30, 1999. General and administrative expenses increased primarily as a result of increased payroll costs due to the increase in the number of customer care and general and administrative personnel and an increase in professional fees and facilities costs incurred to support the growth of our business. This increase also includes $1.0 million of general and administrative expenses incurred by EMAX. In addition, we have experienced an increase in general and administrative costs as a result of becoming a public company in November 1999, such as investor relations costs, directors and officers' insurance costs and increased legal and audit costs. We expect general and administrative expenses to continue to increase over a period of two to three years, but decline as a percent of revenues, as we add customer care and administrative personnel to continue to support the growth of our business.

 Stock-based Employee Compensation Expense

  Stock-based employee compensation expense increased to $1.1 million in the quarter ended June 30, 2000 from $2,000 in the quarter ended June 30, 1999 due to an increase in the number of stock options that had been issued to employees with exercise prices less than fair value on the date of grant since June 30, 1999. This increased number of stock options issued to employees with exercise prices less than fair value on the date of grant includes the 113,980 Additional Options issued to EMAX employees in connection with the acquisition. In addition, in July of 1999 and in February 2000, we entered into two employment agreements with personnel from acquired subsidiaries that required the recognition of deferred compensation. Deferred compensation recorded due to the issuance of such stock options and employment agreements is charged to stock-based employee compensation expense over the vesting term of the options and the term of the employment agreements, respectively.

 Stock-based Customer Acquisition Costs

  Stock-based customer acquisition costs represent the amortization of deferred customer acquisition costs that were initially recorded in November 1999 upon the issuance of common stock warrants to key suppliers and customers. Stock-based customer acquisition costs resulted in a net benefit of $2.3 million in the quarter ended June 30, 2000. There were no such costs in the quarter ended June 30, 1999. The value of these warrants is adjusted each reporting period based upon the closing trading price of the Company's common stock at each balance sheet date. Decreases in the Company's closing trading price from one reporting period to the next will likely result in a benefit to the Company, and increases in the Company's closing trading price will likely result in charges to expense. Because the amortization of these costs is dependent upon the trading price of our common stock, we cannot predict the future impact of this on our results of operations.

 Amortization of Goodwill and Other Intangible Assets

  Amortization of goodwill and other intangible assets increased to $10.2 million for the quarter ended June 30, 2000 from $32,000 in the quarter ended June 30, 1999. This increase is the primarily the result of $7.9 million of amortization of goodwill and $1.8 million of amortization of a trademark resulting from the acquisition of EMAX.

 Interest Income

  Interest income, net, consists of interest income earned on cash deposited in money market accounts and invested in short and long term U.S. Government obligations partially reduced by interest expense incurred on capital lease obligations. Interest income increased to $2.0 million for the quarter ended June 30, 2000 from interest income of $269,000 for the quarter ended June 30, 1999. The increase in interest income was primarily the result of interest earned on proceeds received from our initial public offering in November 1999.

Six Months Ended June 30, 2000 and 1999

 Revenues

  Revenues for the six months ended June 30, 2000 have been derived primarily from the sale of scientific products in e-commerce transactions.

  Revenues increased to $17.9 million for the six months ended June 30, 2000 from $.9 million for the six months ended June 30, 1999. This increase was primarily due to $16.3 million in revenues from the sale of scientific products in e-commerce transactions for the six months ended June 30, 2000, as compared to $.2 million for the six months ended June 30, 1999 as our e-commerce marketplace was not implemented until April 1999. In addition, the acquisition of EMAX in March 2000 contributed $1.6 million to revenues for the six months ended June 30, 2000. During the six months ended June 30, 2000, four customers accounted for 18%, 14%, 11% and 10%, respectively, of revenues. There can be no assurance that these customers will continue to purchase at these levels.

 Cost of Revenues

  Cost of revenues primarily consists of the purchase price of scientific products sold in e-commerce transactions and related shipping costs for these products.

  Total cost of revenues increased to $16.7 million for the six months ended June 30, 2000 from $.5 million for the six months ended June 30, 1999. Cost of revenues increased primarily due to $15.6 million in costs related to the sale of scientific products in e-commerce transactions during the quarter ended June 30, 2000 as compared to $.1 million for the six months ended June 30, 1999 as our e-commerce marketplace was not implemented until April 1999. In addition, the acquisition of EMAX in March 2000 contributed $1.1 million to cost of revenues for the six months ended June 30, 2000, of which $.5 million related to the amortization of capitalized software development costs.

 Gross Profit

  Gross profit increased to $1.2 million for the six months ended June 30, 2000 from $.4 million for the six months ended June 30, 1999. Gross profit has increased as product sales began with the launch of the SciQuest.com marketplace in April 1999. The acquisition of EMAX in March 2000 contributed $.4 million of gross profit for the six months ended June 30, 2000.

 Operating Expenses

  Development Expenses. Development expenses consist primarily of personnel and related costs to develop, operate and maintain our Web sites, aggregate data and the amortization of capitalized development costs. Development costs increased to $7.4 million for the six months ended June 30, 2000 from $3.2 million for the six months ended June 30, 1999. This increase resulted from expenses incurred to develop our e-commerce fulfillment system, list suppliers' products on our web sites and from increased amortization of capitalized development costs. This increase also includes $1.0 million of development expenses incurred by EMAX. We expect our development expenses to continue to increase over a period of two to three years, but decline as a percent of revenues, as we add products from additional suppliers to our e-commerce marketplace, as we develop customized private Web sites for major customers and as we continue to experience rapid increases in the volume of transactions through our e-commerce marketplace. In addition, our development expenses will continue to increase as we amortize development costs related to the development of additional functionality for our web sites and complete the development of the technology acquired with EMAX.

  Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, travel expenses, public relations expenses and marketing materials. Sales and marketing expenses increased to $11.4 million for the six months ended June 30, 2000 from $3.2 million for the six months ended June 30, 1999. This increase resulted primarily from the hiring of additional sales and marketing personnel to market our products and services and increased expenses to advertise and promote our e-commerce marketplace, and to a lesser extent, sales and marketing expenses related to BioSupplyNet, Internet Auctioneers International and EMAX. We expect our sales and marketing expenses to continue to increase over a period of two to three years, but decline as a percent of revenues, as we continue to add sales and marketing personnel and as we continue to incur expenses to promote the services provided by our e-commerce marketplace.

  General and Administrative Expenses. General and administrative expenses consist primarily of personnel and related costs for our customer care department and general corporate functions, including finance, accounting, legal, human resources, investor relations and facilities. General and administrative expenses increased to $8.9 million for the six months ended June 30, 2000 from $2.1 million for the six months ended June 30, 1999. General and administrative expenses increased primarily as a result of increased payroll costs due to the increase in the number of general and administrative personnel and an increase in professional fees and facilities costs incurred to support the growth of our business. This increase also includes $1.0 million of general and administrative expenses incurred by EMAX, which was acquired in March 2000. In addition, we have experienced an increase in general and administrative costs as a result of becoming a public company in November 1999, such as investor relations costs, directors and officers' insurance costs and increased legal and audit costs. We expect general and administrative expenses to continue to increase over a period of two to three years, but decline as a percent of revenues, as we add customer care and administrative personnel to continue to support the growth of our business.

 Stock-based Employee Compensation Expense

  Stock-based employee compensation expense increased to $3.2 million in the six months ended June 30, 2000 from $5,000 in the six months ended June 30, 1999 due to an increase in the number of stock options that had been issued to employees with exercise prices less than fair value on the date of grant since June 30, 1999. This increased number of stock options issued to employees with exercise prices less than fair value on the date of grant includes the 113,980 Additional Options issued to EMAX employees in connection with the acquisition. In addition, in July 1999 and in February 2000, we entered into two employment agreements with personnel from acquired subsidiaries that required the recognition of deferred compensation. Deferred compensation recorded due to the issuance of such stock options and employment agreements is charged to stock-based employee compensation expense over the vesting term of the options and the term of the employment agreements, respectively.

 Stock-based Customer Acquisition Costs

  Stock-based customer acquisition costs represent the amortization of deferred customer acquisition costs that were initially recorded in November 1999 upon the issuance of common stock warrants to key suppliers and customers. Stock-based customer acquisition costs resulted in a net benefit of $1.6 million in the six months ended June 30, 2000. There were no such costs in the six months ended June 30, 1999. The value of these warrants is adjusted each reporting period based upon the closing trading price of the Company's common stock at each balance sheet date. Decreases in the Company's closing trading price from one reporting period to the next will likely result in a benefit to the Company, and increases in the Company's closing trading price will likely result in charges to expense. Because the amortization of these costs is dependent upon the trading price of our common stock, we cannot predict the future impact of this on our results from operations.

 Purchased In-process Research and Development

  For the six months ended June 30, 2000, we recognized an in-process research and development charge of $0.7 million as a result of the acquisition of EMAX. Based on management's valuation of EMAX and its assets, we allocated $0.7 million of the EMAX purchase price of $126 million to software products being developed by EMAX that had not reached technological feasibility and had no alternative use at the date of the acquisition of EMAX. We intend to use this software in the development of the e-commerce and scientific products search capabilities on our Web sites. At the date of the acquisition, these software products being developed by EMAX were approximately 15% complete. We estimated at the acquisition date that we would incur a total of approximately $3.0 million to complete the development of these software products and that the development would be completed by December 2000. The remaining $125.3 million of the purchase price of EMAX was allocated to the tangible and intangible assets of EMAX and to goodwill.

 Amortization of Goodwill and Other Intangible Assets

  Amortization of goodwill and other intangible assets increased to $11.4 million for the six months ended June 30, 2000 from $64,000 in the six months ended June 30, 1999. This increase is the primarily the result of $8.7 million of amortization of goodwill and $2.0 million of amortization of a trademark resulting from the acquisition of EMAX which occurred in March 2000.

 Interest Income

  Interest income, net, consists of interest income earned on cash deposited in money market accounts and invested in short and long term U.S. Government obligations partially reduced by interest expense incurred on capital lease obligations. Interest income increased to $4.1 million for the six months ended June 30, 2000 from interest income of $309,000 for the six months ended June 30, 1999. The increase in interest income was primarily the result of interest earned on proceeds received from our initial public offering in November 1999.

 Liquidity and Capital Resources

  We have primarily funded our operations through private placements of our preferred stock during 1998 and 1999 and our initial public offering which closed in November 1999. As of June 30, 2000, we had total cash and investments of $112.2 million, which is comprised of cash and cash equivalents of $45.0 million, short term investments of $44.3 million and long term investments of $22.9 million.

  Cash used in operating activities was $25.5 million and $6.2 million during the six months ended June 30, 2000 and 1999, respectively. Cash used in operating activities was principally for the development of our web sites, the development of our e-commerce marketplace, the expansion of our sales and marketing force, increased advertising costs and the expansion of the administrative and operations staff to support our growth.

  Cash used in investing activities during the six months ended June 30, 2000 and 1999 was $28.2 million and $24.8 million, respectively. Cash used in investing activities has primarily been comprised of purchases of investments in US government obligations, commercial paper and corporate bonds, net of maturities, and purchases of computer equipment. During the six months ended June 30, 2000, we paid approximately $.3 million in cash to acquire Intralogix and SciCentral and paid approximately $2.6 million in expenses related to the acquisition of EMAX. This was partially offset by $.5 million of cash received from these acquired companies

  Cash provided by financing activities during the six months ended June 30, 2000 and 1999 was $.7 million and $36.2 million, respectively. During the six months ended June 30, 2000, the Company received approximately $1.2 million in proceeds from exercises of stock options, common stock warrants and by the direct sale of restricted stock to an officer of the Company. In May and June, 1999, we sold 3,312,720 shares of series D convertible preferred stock in a private placement transaction for $11.32 per share that resulted in proceeds of $35.9 million, net of issuance costs of $1.6 million. Additionally, in March 1999, we sold 89,408 shares of series C preferred to an officer of the Company at $2.80 per shares and received net proceeds of $250,000.

  During the quarter ended June 30, 2000, we purchased products from a key supplier, which will result in a payment by us of approximately $7.0 million in the quarter ending September 30, 2000. The sale of these products occurred in the quarter ended June 30, 2000 and in the quarter ending September 30, 2000. The related receivables will be collected ratably over a long-term period. The value of the products that were purchased in the quarter ended June 30, 2000 but were sold in the quarter ending September 30, 2000 represents inventory in transit and is included in prepaid expenses and other current assets in the Consolidated Balance Sheet at June 30, 2000.

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

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") which addresses certain criteria for revenue recognition. SAB 101 is required to be adopted for reporting periods no later than the fourth fiscal quarter of the fiscal year beginning after December 15, 1999. The adoption of SAB 101 is not expected to have a material impact on our consolidated financial position or results of operations.

  As a result of the acquisition of EMAX, the Company has determined that it has separately reportable operating segments, as defined by Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 will require the Company to disclose certain financial information about operating segments, of which the Company has preliminarily identified two. As SFAS No. 131 does not require adoption in interim financial statements in the initial year of its application, the Company will adopt the provisions of SFAS No. 131 in its annual filing on Form 10-K for the year ended December 31, 2000.

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

  We incurred net losses of $33.2 million for the year ended December 31, 1999 and $36.1 million for the six months ended June 30, 2000. As of June 30, 2000, we had an accumulated deficit of $74.8 million. If our acquisition of EMAX had taken place on January 1, 1999, our pro forma net losses for the year ended December 31, 1999 would have been $75.8 million. We expect to incur substantial operating losses and continued negative cash flow from operations for the foreseeable future. In fact, we expect these losses to increase significantly through at least December 31, 2000 because, as part of our strategy to achieve profitability, we intend to significantly increase our spending on items such as sales and marketing, content development, technology and operating infrastructure. If these expenses do not generate increased revenues, our earnings may be materially and adversely affected and anticipated net losses may be greater than expected. We may not be able to increase revenues sufficiently to achieve profitability.

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

Our new e-Services division may require substantial investment with no guarantee of success.

  In July 2000, we announced the creation of a new e-Services division, which will be responsible for managing the data gathered through our marketplace and marketing this data to customers and suppliers. Although we intend to invest resources and capital in this new division, we have not yet determined the extent of this investment. We cannot assure you that the e-Services division will achieve market acceptance, generate significant revenues or otherwise operate profitably. The investment of significant resources and capital in this division without achieving significant revenues from it could have a material adverse effect on our earnings.

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

Item 3. Defaults In Securities.

  Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

  (a) Our Annual Meeting of Stockholders was held on May 24, 2000. There were present at the annual meeting, in person or by proxy, holders of 17,973,872 shares of the Common Stock entitled to vote.

  (b) The following directors were elected to hold office until the 2003 annual meeting of stockholders or until their successors are elected and qualified, with the vote for each director being reflected below:

                                                                         Votes
   Name                                                      Votes For  Withheld
   ----                                                      ---------- --------
   Bruce J. Boehm........................................... 17,460,863 513,009
   Gautam A. Prakash........................................ 17,460,013 513,859
   Alan J. Taetle........................................... 17,460,973 512,899

  The affirmative vote of the holders of a plurality of the outstanding shares of Common Stock represented at the Annual Meeting was required to elect each director. On June 14, 2000, Mr. Taetle resigned as a director, and the Board of Directors appointed Mr. Lloyd Segal to fill the resulting vacancy.

  (c) The appointment of PricewaterhouseCoopers LLP as independent auditor for the year ending December 31, 2000, was ratified with 17,582,022 affirmative votes cast, 387,324 negative votes cast and 4,526 abstentions. The affirmative vote of the holders of a majority of the outstanding shares of Common Stock represented at the annual meeting was required to ratify the appointment of PricewaterhouseCoopers LLP.

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

 10.17*  Merger Agreement by and among SciQuest.com, SciQuest Acquisition, Inc.
         and BioSupplyNet, Inc. dated September 29, 1998.

 10.18* Lease Agreement by and between Duke-Weeks Realty Limited Partnership and SciQuest.com dated as of October 19, 1999.

 Exhibit
 Number                                Description
 -------                               -----------

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

 10.31** Registration Rights Agreement by and among SciQuest.com and the former holders of EMAX Solution Partners, Inc. dated March 13, 2000.

 10.32   SciQuest.com, Inc. 2000 Employee Stock Purchase Plan.

 27.1    Financial Data Schedule.

--------
 * Incorporated by reference to SciQuest.com's Registration Statement on Form S-1 (Reg. No. 333-87433).
** Incorporated by reference to SciQuest.com's Registration Statement on Form
   S-1 (Reg. No. 333-32582).

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

                                          SciQuest.com, Inc.

Date: August 11, 2000                              /s/ M. Scott Andrews
                                          _____________________________________
                                                     M. Scott Andrews
                                                 Chairman of the Board and
                                                  Chief Executive Officer


Date: August 11, 2000                              /s/ James J. Scheuer
                                          _____________________________________
                                                     James J. Scheuer
                                                  Chief Financial Officer
                                                 (Principal Financial and
                                                    Accounting Officer)