Form 10-Q
period 2000-09-30
SCIQUEST COM INC
filed 2000-11-14
CIK 1082526

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from____________________to__________________

                          Commission File No. 000-27803


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

                              ---------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     As of November 13, 2000, 29,090,633 shares of Common Stock, $.001 par value, were outstanding.

                               SCIQUEST.COM, INC.

                                TABLE OF CONTENTS


PART I -- FINANCIAL INFORMATION:

ITEM 1: FINANCIAL STATEMENTS
     Consolidated Balance Sheets at September 30, 2000 (unaudited) and December 31, 1999......................    3

     Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2000
           and 1999 (unaudited)...............................................................................    4

     Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2000 and 1999
        (unaudited)...........................................................................................    5

     Notes to Consolidated Financial Statements...............................................................    6

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS...............................................................................   14

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............................................   35

PART II-- OTHER INFORMATION:

ITEM 1: LEGAL PROCEEDINGS.....................................................................................   36

ITEM 2: CHANGES IN SECURITIES.................................................................................   36

ITEM 3: DEFAULTS IN SECURITIES................................................................................   36

ITEM 4: SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.....................................................   36

ITEM 5: OTHER INFORMATION.....................................................................................   36

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K......................................................................   37

SIGNATURES....................................................................................................   39


                                     PART I

Item 1.   Financial Statements

                               SciQuest.com, Inc.

                           CONSOLIDATED BALANCE SHEETS

                                                                                     September 30,   December 31,
                                                                                         2000            1999
                                                                                         ----            ----
                                                                                      (unaudited)
                                      Assets
Current assets:
   Cash and cash equivalents......................................................       $24,092,641    $98,126,414
   Short-term investments.........................................................        44,137,421     24,285,293
   Accounts receivable, net.......................................................        15,723,695      1,771,634
   Prepaid expenses and other current assets......................................         4,474,858      1,625,355
                                                                                        ------------   ------------
     Total current assets.........................................................        88,428,615    125,808,696
                                                                                        ------------   ------------
Long-term investments.............................................................        21,863,130     23,592,483
Property and equipment, net.......................................................         9,323,750      2,869,423
Capitalized software and web site development costs, net..........................         8,922,742      1,392,085
Goodwill and other long-term assets, net..........................................       107,152,251      3,238,997
                                                                                        ------------   ------------
     Total assets.................................................................      $235,690,488   $156,901,684
                                                                                        ============   ============

                       Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable...............................................................       $11,709,505    $ 4,250,978
   Accrued liabilities............................................................         5,709,014      1,066,120
   Other current liabilities......................................................         1,948,570        508,416
                                                                                           ---------        -------
     Total current liabilities....................................................        19,367,089      5,825,514
                                                                                          ----------      ---------
Deferred income taxes.............................................................                --         66,225
Capital lease obligations, less current maturities................................         1,899,569      1,190,786
Commitments and contingencies.....................................................                --             --
Stockholders' equity:
   Common stock, $0.001 par value; 90,000,000 shares authorized; 29,048,963 and
     26,353,652 shares issued and outstanding as of September 30, 2000 and
     December 31, 1999, respectively..............................................            29,049         26,354
   Additional paid-in capital.....................................................       348,310,523    591,841,571
   Deferred employee compensation.................................................        (9,005,645)   (12,276,151)
   Deferred customer acquisition costs, net.......................................       (24,361,135)  (391,138,705)
   Other comprehensive income.....................................................             7,788             --
   Accumulated deficit............................................................      (100,556,750)   (38,633,910)
                                                                                        ------------    -----------
   Total stockholders' equity.....................................................       214,423,830    149,819,159
                                                                                         -----------    -----------
     Total liabilities and stockholders' equity...................................      $235,690,488   $156,901,684
                                                                                        ============   ============

   The accompanying notes are an integral part of these financial statements.

                               SciQuest.com, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                              Three Months Ended             Nine Months Ended
                                                                 September 30,                 September 30,
                                                         ----------------------------   ----------------------------
                                                                2000             1999          2000          1999
                                                            ------------      ---------    ------------   -----------
Revenues:
   E-Commerce revenues................................      $ 17,885,048      $ 358,527    $ 34,239,122   $ 1,243,787
   Software license, implementation and maintenance
    revenues..........................................         1,805,530             --       3,379,027            --
                                                               ---------      ---------    ------------    ----------
     Total revenues...................................        19,690,578        358,527      37,618,149     1,243,787
                                                            ------------      ---------    ------------    ----------
Cost of revenues:
   Cost of e-commerce revenues........................        17,539,096        337,028      33,121,236       823,236
   Cost of software license, implementation and main-
    tenance revenues (includes $500,000, $0,
    $1,048,387 and $0, respectively, of amortization of
    capitalized software costs).......................         1,181,780             --       2,298,672            --
                                                             -----------      ---------     -----------     ---------
     Total cost of revenues...........................        18,720,876        337,028      35,419,908       823,236
                                                            ------------      ---------     -----------     ---------
     Gross profit.....................................           969,702         21,499       2,198,241       420,551
                                                            ------------      ---------     -----------      --------
Operating expenses:
   Development (excludes $131,197, $22,945, $873,056
     and $24,157,respectively, of stock-based employee
     compensation)....................................         3,423,514      3,116,154      10,822,382     6,298,444
   Sales and marketing (excludes $213,866, $52,960,
     $821,095 and $55,758, respectively, of stock-based
     employee compensation)...........................         8,949,297      3,020,431      20,339,514     6,185,710
   General and administrative (excludes $624,303
     $23,565, $2,493,838 and $24,810, respectively, of
     stock-based employee compensation)...............         5,979,319      1,638,504      14,862,551     3,763,395
   Stock-based employee compensation..................           969,366         99,470       4,187,989       104,725
   Stock-based customer acquisition costs, net........          (989,254)            --      (2,555,417)           --
   Purchased in-process research and develop-
     ment.............................................                --             --         700,000            --
   Amortization of goodwill...........................        10,152,548         64,867      21,597,688       128,246
                                                            ------------      ---------     -----------      --------
      Total operating expenses.........................       28,484,790      7,939,426      69,954,707    16,480,520
                                                            ------------      ---------     -----------      --------
Operating loss........................................       (27,515,088)    (7,917,927)    (67,756,466)  (16,059,969)
Interest income, net..................................         1,717,191        452,825       5,767,401       755,261
                                                            ------------      ---------     -----------      --------
Loss before income taxes..............................       (25,797,897)    (7,465,102)    (61,989,065)  (15,304,708)
Income tax benefit....................................                --         54,696          66,225       164,086
                                                            ------------    -----------    ------------  ------------
Net loss..............................................      $(25,797,897)   $(7,410,406)   $(61,922,840) $(15,140,622)
                                                            ------------    -----------    ------------  ------------

Net loss per common share--basic and diluted...........         $   (.89)      $  (2.04)      $   (2.20)     $  (4.31)
                                                            ------------    ------------   ------------- -------------
Weighted average common shares outstanding--
       basic and diluted..............................        28,959,928      3,637,769      28,063,927     3,511,340
                                                           =============   ============   =============  ============

   The accompanying notes are an integral part of these financial statements.

                               SciQuest.com, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                Nine Months Ended September 30,
                                                                                -------------------------------
                                                                                      2000            1999
                                                                                ---------------   --------------
Cash flows from operating activities
   Net loss  ..................................................................     $(61,922,840)  $ (15,140,622)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization.............................................       26,282,393         803,223
     Bad debt expense..........................................................          185,514              --
     Purchased in-process research and development.............................          700,000              --
     Deferred tax benefit......................................................          (66,225)       (164,086)
     Amortization of deferred compensation.....................................        4,187,989         104,725
     Amortization of deferred customer acquisition costs.......................       (2,555,417)             --
     Amortization of discount on investments...................................        (399,640)              --
     Realized loss on sale of investments......................................               --           1,447
     Changes in operating assets and liabilities:
        Accounts receivable....................................................      (18,967,327)       (189,740)
        Prepaid expenses and other assets......................................         (895,359)       (956,847)
        Accounts payable.......................................................        9,070,053       1,287,572
        Accrued liabilities....................................................          681,330       1,338,184
                                                                                    ------------    ------------
          Net cash used in operating activities................................      (43,699,529)    (12,916,144)
                                                                                    -----------     ------------
Cash flows from investing activities
   Purchase of property and equipment..........................................      (10,788,331)     (1,356,166)
   Cash received from acquisitions.............................................          529,865           4,916
    Proceeds from sale of equipment............................................               --         704,522
   Cash paid for acquisitions..................................................       (2,935,268)             --
   Maturity of investments.....................................................       35,966,315       5,473,205
   Purchase of investments, including restricted cash..........................      (53,689,447)    (28,515,911)
                                                                                    ------------    ------------
     Net cash used in investing activities.....................................      (30,916,866)    (23,689,434)
                                                                                    ------------    ------------
Cash flows from financing activities
   Repayment of notes payable..................................................               --         (79,188)
   Repayment of capital lease obligations......................................         (685,249)        (13,253)
   Proceeds from exercise of common stock warrants.............................          655,486          75,000
   Proceeds from sale of restricted common stock...............................          339,750              --
   Proceeds from exercise of common stock options..............................          272,635          32,022
   Proceeds from issuance of Series C convertible preferred stock, net.........               --         250,000
   Proceeds from issuance of Series D mandatorily redeemable convertible
     preferred stock, net......................................................               --      35,860,975
                                                                                     -----------    ------------
     Net cash provided by financing activities.................................          582,622      36,125,556
                                                                                     -----------    ------------
Net decrease in cash and cash equivalents......................................      (74,033,773)       (480,022)
Cash and cash equivalents at beginning of period...............................       98,126,414       5,391,462
                                                                                    ------------    ------------
Cash and cash equivalents at end of period.....................................     $ 24,092,641      $4,911,440
                                                                                    ============    ============

   The accompanying notes are an integral part of these financial statements.

                               SciQuest.com, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   The Company

     SciQuest.com, Inc. ("SciQuest.com" or the "Company"), which began operations in 1995, is a web-based, interactive marketplace for scientific and laboratory products used by pharmaceutical, clinical, biotechnology, chemical, industrial and educational organizations worldwide. The Company earns revenues from e-commerce transactions generated by purchases made through the SciQuest.com Web sites. In addition, SciQuest.com earns revenue for banner advertising on its web sites and advertising in the printed catalogue of scientific products (the "Source Book"), which is prepared and distributed by the Company's subsidiary, BioSupplyNet, Inc. ("BioSupplyNet") and on commissions received for the auction of used scientific equipment by the Company's subsidiary, Internet Auctioneers International, Inc. The Company also recognizes revenues from its recently acquired subsidiary, EMAX Solutions Partners, Inc., which provides customized electronic research solutions designed to integrate chemical information systems to improve productivity and compliance for pharmaceutical, scientific and research companies.

2.   Summary of Significant Accounting Policies

Unaudited Interim Financial Information

     The unaudited interim consolidated financial statements as of and for the three and nine months ended September 30, 2000 and 1999 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments necessary to present fairly the consolidated balance sheets, statements of operations, and statements of cash flows for the periods presented in accordance with generally accepted accounting principles. The consolidated balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements at that date. Certain information and footnote disclosures have been omitted in accordance with the rules and regulations of the SEC. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Form 10-K, filed with the SEC on March 30, 2000. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

Investments

     The Company considers all investments that are not considered cash equivalents and with a maturity of less than one year from the balance sheet date to be short-term investments. The Company considers all investments with a maturity of greater than one year to be long-term investments. All investments are considered as held-to-maturity and are carried at amortized cost, as the Company has both the positive intent and ability to hold them to maturity. Interest income includes interest, amortization of investment purchases premiums and discounts, and realized gains and losses on sales of securities. Realized gains and losses on sales of investment securities are determined based on the specific identification method.

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

Capitalized Software Costs

     Software development costs are required to be capitalized beginning when a product's technological feasibility has been established and ending when a product is available for general release to customers. Capitalized software costs result from the acquisitions of EMAX and BioSupplyNet (see Note 3) and were determined by valuations prepared by management.

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

Purchased In-Process Research and Development

     The acquisition cost of in-process technology that at the date of purchase has not achieved technological feasibility and has no alternative future use is charged to operations in the period such technology is acquired. Purchased in-process research and development costs for the nine months ended September 30, 2000 relate to the acquisition of EMAX (see Note 3) and was determined by a valuation prepared by management.

Fair Value of Financial Instruments

     The carrying value of cash and cash equivalents, accounts payable and accounts receivable at September 30, 2000 and at December 31, 1999 approximated their fair value due to the short-term nature of these items. The Company considers its short-term and long-term investments to be held-to-maturity and therefore these investments are carried at amortized cost.

Revenue Recognition

     Beginning in April 1999, the Company began earning almost all of its revenues from the sale of scientific products through its e-commerce web sites. In addition, beginning in June 2000, the Company began selling scientific equipment. Prior to April 1999, the Company's revenues were primarily derived from banner advertising on its web sites. With the acquisition of EMAX in March 2000, the Company began deriving revenues from custom software development and implementation services, from sales of software licenses, and from support and maintenance contracts.

     Revenues received from the sale of scientific products in e-commerce transactions and from the sale of scientific equipment are recorded as product revenues on a gross basis and are recognized by the Company upon delivery to the customer. A reserve for returns is recognized for estimated product returns.

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

Cost of Revenues

     Cost of product revenues represents the purchase price to the Company of the scientific products sold through its e-commerce web sites and of scientific equipment, shipping and handling fees and the cost of maintaining such web sites. The Company generally takes legal title to the scientific products and equipment purchased at the date of shipment and relinquishes title to its customers upon delivery.

     In addition, the Company bears all credit risk for its sales of scientific products to its customers.

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

Net Income (Loss) Per Common Share

     Basic net income (loss) per common share ("Basic EPS") is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per common share ("Diluted EPS") is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants and shares issuable upon conversion of Class B common stock and convertible preferred stock. The calculation of the net loss per share available to common stockholders for the three and nine-month periods ended September 30, 2000 and 1999 does not include 5,805,000 and 7,293,000, respectively, of potential shares of common stock equivalents, as their impact would be anti-dilutive.

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

     The purchase price of $1,416,000 consisted of the 114,995 shares of the Company's Series E preferred, with an estimated fair value of $11.32 per share, based on the per share price of the Company's Series D preferred that was sold in May and September 1999, and the assumption of $160,000 of net liabilities of IAI. The excess of the purchase price over the fair value of assets acquired less liabilities assumed was allocated to goodwill. Of the total purchase price, $22,000 was allocated to the tangible assets of IAI, which were comprised of cash and accounts receivable. In addition, $400,000 was allocated to the employment agreement with the former shareholder and recorded as deferred compensation to be amortized to stock-based employee compensation expense over a period of three years, and $994,000 was allocated to goodwill. Goodwill related to this acquisition is being amortized over a period of five years.

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

     The $700,000 of IPR&D was based on a valuation prepared by management and relates to software development projects that had not yet reached technological feasibility and had no alternative future use at the date of the acquisition of EMAX. The Company intends to use this software in the development of the e-commerce and scientific products search capabilities on the Company's web sites. At the date of the acquisition, these software products being developed by EMAX were approximately 15% complete. The Company estimated at the acquisition date that it would incur a total of approximately $3.0 million to complete the development of these software products and that the development would be completed by December 2000. As of September 30, 2000 approximately $1.9 million of software development costs have been incurred related to these two software products.

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

     The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the nine-month periods ended September 30, 2000 and 1999 as if the acquisition of EMAX has occurred on January 1, 2000 and 1999, respectively, and after giving effect to certain purchase accounting adjustments. These pro forma results are not necessarily indicative of what the Company's operating results would have been had the acquisition actually taken place on January 1, 2000 or 1999, and may not be indicative of future operating results.

                                                                               Nine Months        Nine Months
                                                                                  Ended              Ended
                                                                              September 30,      September 30,
                                                                                 2000                1999
                                                                              -------------      -------------
                                                                               (unaudited)        (unaudited)
     Revenues...............................................................     $ 38,385,000    $  6,982,000
     Operating Expenses.....................................................       50,304,000      22,568,000
     Amortization of goodwill, purchased intangibles and stock-based
        employee compensation expense.......................................       33,366,000      33,632,000
                                                                                   ----------    ------------
     Operating loss.........................................................      (79,705,000)    (50,042,000)
                                                                                 -----------     ------------
     Net loss...............................................................     $(73,802,000)   $(49,020,000)
                                                                                =============    ============
     Loss before amortization of goodwill, purchased intangibles and
        stock-based employee compensation expense...........................     $(40,436,000)   $(15,388,000)
                                                                                =============    ============
     Net loss per common share..............................................        $   (2.59)       $  (9.62)
                                                                                    =========        ========

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

5.   Strategic Partnerships

     In October, November, and December 1999, the Company entered into strategic relationships with a number of key suppliers and buyers of scientific products. As part of these arrangements, the Company issued to these companies warrants to purchase the Company's common stock at an exercise price of $0.01 per share. At September 30, 2000 and December 31, 1999 there were 4,439,180 and 5,035,180 strategic warrants outstanding, respectively, and the Company has recorded net deferred customer acquisition costs of approximately $24,361,000 and $391,139,000 at September 30, 2000 and December 31, 1999, respectively. These amounts are presented net of accumulated amortization of approximately $6,252,000 and $9,108,000 at September 30, 2000 and December 31, 1999,
respectively. The Company recorded net benefits from stock-based customer acquisition costs of $989,000 and $2,555,000 for the three and nine months ended September 30, 2000, respectively, related to the amortization of deferred customer acquisition costs. These amounts include $100,000 and $300,000 of amortization of prepaid customer acquisition fees for the three and nine months ended September 30, 2000, respectively. No such amortization was required for the three and nine months ended September 30, 1999.

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

     In addition, the Company has agreed to issue to certain major enterprise buyers additional incentive warrants, the number of which will be based on each purchaser's volume of purchases through the Company's market place during the years 2000, 2001 and 2002. These incentive warrants will be issued on February 15, 2001, 2002 and 2003, at an exercise price equal to the price per share of common stock in the Company's initial public offering, or $16.00 per share, and will be exercisable upon issuance. Deferred customer acquisition costs will be recognized at the date of issuance of these incentive warrants in an amount equal to the estimated fair value of the warrants at the date of issuance determined using the Black Scholes valuation model and will be amortized to operating expense over the remaining term of the strategic relationship with these key buyers. As of September 30, 2000, approximately 55,000 incentive warrants have been earned but not issued.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Some of the statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking information. You can identify these statements by forward-looking words such as "expect," "anticipate," "believe," "goal," "plan," "intend," "estimate," "predict," "potential," "continue," "may," "will," and "should" or similar words. They include statements concerning:

o    future revenues from e-commerce transactions;
o    future revenues from sales of scientific equipment;
o    future gross profits;
o    future development expenses;
o    future sales and marketing expenses;
o    future general and administrative expenses;
o    future stock-based customer acquisition costs;
o    the effects of our restructuring program; and
o    the adequacy of our existing liquidity and capital resources

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

     On March 22, 2000, we acquired all of the outstanding capital stock of EMAX Solution Providers, Inc., a provider of electronic research solutions designed to optimize pharmaceutical drug research operations and expedite drug discovery, for the issuance of 1,625,680 shares of our common stock and the assumption of 374,152 outstanding stock options. In addition, we granted to EMAX employees a total of 113,980 SciQuest.com stock options (the "Additional Options"), pursuant to the SciQuest.com 1999 Stock Incentive Plan. These Additional Options were granted at an exercise price that was less than the fair value of our common stock on the date of grant. In connection with the grant of these options, we recorded approximately $5.2 million of deferred compensation which is being amortized in accordance with the vesting schedule of the related options. The acquisition of EMAX was accounted for using the purchase method of accounting. The acquisition of EMAX enables us to provide electronic and Internet-based solutions that are designed to streamline the drug discovery processes of our customers, including large pharmaceutical, biotechnology and life science companies, by integrating their supply chains with critical research processes.

     Assuming the acquisition of EMAX had occurred on January 1, 2000, our pro forma revenues, operating loss and net loss for the nine months ended September 30, 2000 would have been $38.4 million, $79.7 million and $73.8 million, respectively. This represents an increase of $.8 million in revenues, $11.9 million in operating loss and $11.9 million in net loss, respectively. Excluding $33.4 million of amortization of goodwill, purchased intangibles and stock-based employee compensation expense, pro forma net loss would have been $40.4 million. Assuming the acquisition of EMAX had occurred on January 1, 1999, our pro forma revenues, operating loss and net loss for the nine months ended September 30, 1999 would have been $7.0 million, $50.0 million and $49.0 million, respectively. This represents an increase of $5.7 million in revenues, $34.0 million in operating loss and $33.9 million in net loss, respectively. Excluding $33.6 million of amortization of goodwill, purchased intangibles and stock-based employee compensation expense, pro forma net loss would have been $15.4 million. The pro forma results for the nine months ended September 30, 2000 and 1999 do not include the write-off of purchased in-process research and development. These pro forma operating results are not necessarily indicative of what our results would have been had the acquisition of EMAX occurred on January 1, 2000 or January 1, 1999, nor can our future operating results be predicted from these amounts.

     In October, November and December 1999, we entered into strategic relationships with a number of key suppliers and buyers of scientific products, whereby we issued to these suppliers and buyers warrants to purchase the Company's common stock at an exercise price of $0.01 per share. These warrants will vest over a period of three to five years and will be exercisable until 2004. We have issued these warrants in connection with these agreements, as we believe that these relationships are an integral component of our business plan. At September 30, 2000, 4,439,180 warrants issued to key suppliers and buyers were outstanding.

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

     We have recorded net deferred customer acquisition costs of approximately $24.4 million at September 30, 2000, related to these outstanding warrants which is included as a separate component of stockholders' equity. Deferred customer acquisition costs are determined based on the difference between the closing trading price of our common stock and the $0.01 exercise price of the stock warrants. The amount of deferred customer acquisition costs recognized for all of the warrants issued to our key suppliers and buyers is adjusted each reporting period based on changes in the fair value of the warrants until such date as the warrants are fully vested. Deferred customer acquisition costs will be amortized to operating expense, using a cumulative catch-up method, over the term of the related contractual relationship. The Company recorded net benefits from stock-based customer acquisition costs of $989,000 and $2,555,000 for the three and nine months ended September 30, 2000, respectively.

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

     We have also agreed to issue to these certain major enterprise buyers additional incentive warrants to purchase shares of our common stock with an exercise price of $16.00 per share, the number of which will be based on each purchaser's volume of purchases through our marketplace during the years 2000, 2001 and 2002. These incentive warrants will be issued on February 15, 2001, 2002 and 2003, will be fully vested and exercisable upon issuance and will continue to be exercisable for a period of five years after the date of issuance. Deferred customer acquisition costs will be recognized at the date of issuance of these incentive warrants in an amount equal to the estimated fair value of the warrants at the date of issuance determined using the Black Scholes valuation model and will be amortized to operating expense over the remaining term of the strategic relationship with these key buyers. As of September 30, 2000, approximately 55,000 incentive warrants have been earned but not issued.

     In October 2000, the Board of Directors approved a comprehensive restructuring program. As part of this program, announced in November 2000, we reduced our workforce by approximately 10%. In connection with this reduction, we will record a one-time charge of approximately $2.5 million in the fourth quarter of 2000 related to separation benefits paid to those affected employees and the write-down of assets related to an unprofitable business line. We expect this restructuring program to reduce our operating expenses and improve our cash flow from operations beginning in 2001 as compared to our previous expectations.

     Revenues consist of (1) sales of scientific products in e-commerce transactions originating on our web sites, (2) sales of scientific equipment,
(3) sales of software licenses and fees for implementation, customization and maintenance services related to these software licenses, (4) banner advertising revenues from our web sites, (5) advertising revenues from the Source Book, and
(6) commissions received from the auction of used scientific equipment. Prior to the launch of our e-commerce marketplace in April 1999, substantially all of our revenues were derived from advertising on our web sites. Revenues from e-commerce transactions became a significant source of our revenues in the third quarter of 1999 and are expected to continue to increase. Revenues from the sale of scientific equipment were a significant source of revenues in the second and third quarters of 2000 as we seek to introduce new pharmaceutical, clinical, biotechnology, chemical, industrial and educational organizations to our marketplace. Transactions involving the sale of scientific equipment typically have significantly higher gross sales prices, on a per-transaction basis, than do transactions for scientific products in e-commerce transactions originating on our web sites.

     We offer various Web-based solutions where potential buyers can cross-search content from multiple suppliers and build a multiple line item order for products from various suppliers. When a purchaser places an order through our marketplace, we purchase that item from the supplier at either a pre-negotiated price or at a discount from the supplier's list price and arrange for shipment to the purchaser. We take legal title to the products purchased at the date of shipment and relinquish title to our customers upon delivery. After the customer receives the product, we begin the collection process by presenting a consolidated invoice to the buyer for the products represented in the order. Payment by the buyer to us is then made through a traditional account setup and payment system or, in some cases, by credit card/procurement card. We offer extended payment terms to our customers who purchase scientific equipment as these transactions have higher dollar values. We bear all credit risk on sales that we make and we are obligated to pay the supplier of the products that we purchase regardless of whether we receive payment from the customer for the products. For each transaction, we recognize revenue in the amount of the sales price of the item to the purchaser and recognize the amount paid to the supplier plus shipping costs as cost of goods sold. The difference between revenues and cost of goods sold is our gross profit.

     Revenues from sales of scientific products in e-commerce transactions and from sales of scientific equipment are recorded as product revenues on a gross basis and are recognized upon receipt by our customers. Product shipments are made on our designated carriers and we are responsible for shipping costs which are recorded as cost of revenues.

     EMAX recognizes revenue from the sale of licenses to its software products, the implementation and customization of its software products and the sale of maintenance and support contracts. EMAX recognizes revenues from the sale of licenses to its software products and implementation and customization of these software products on a percentage-of-completion basis over the period of the customization and implementation services, which generally ranges from three to nine months. EMAX recognizes revenues from the sale of maintenance and support contracts ratably over the period of the maintenance and support agreements, which is typically twelve months.

     Advertising revenues on banner contracts are recognized ratably over the period in which the advertisement is displayed. Revenues from advertising included in the Source Book are recognized at the date the Source Book is published and distributed. Advertising on our Web sites is sold by Cahners Business Information. Cahners pays us a percentage of the total advertising revenues that it receives.

Three Months Ended September 30, 2000 And 1999
   Revenues

     Revenues for the quarter ended September 30, 2000 have been derived primarily from the sale of scientific products in e-commerce transactions, from the sale of scientific equipment and from the sale of licenses to our software products and the implementation and customization of our software products.

     E-commerce revenues increased to $17.9 million for the quarter ended September 30, 2000 from $.4 million for the quarter ended September 30, 1999. This increase was primarily due to $9.2 million in revenues from the sale of scientific products in e-commerce transactions and $8.7 million in revenues from the sale of scientific equipment for the quarter ended September 30, 2000, as compared to $.3 million and $0, respectively, for the quarter ended September 30, 1999 as our e-commerce marketplace was not implemented until April 1999 and as we did not begin selling scientific equipment until the second quarter of 2000. We expect revenues from the sale of scientific products in e-commerce transactions to decrease beginning in the fourth quarter of 2000 as we plan to discontinue transacting sales for which we do not recognize an acceptable gross profit. We expect to continue earning revenues from the sale of scientific equipment, although we do not expect these sales to continue to comprise a significant portion of our total revenues. In addition, the acquisition of EMAX in March 2000 contributed $1.8 million in software license, implementation and maintenance revenues for the quarter ended September 30, 2000. During the quarter ended September 30, 2000, two customers accounted for 24% and 15%, respectively, of total revenues. There can be no assurance that these customers will continue to purchase at these levels.

   Cost of Revenues

     Cost of e-commerce revenues primarily consists of the purchase price of scientific products sold in e-commerce transactions, the purchase price of scientific equipment sold and related shipping costs for these products. Cost of software license, implementation and maintenance revenues primarily consist of personnel costs for employees who work directly on the development and implementation of customized electronic research solutions and who provide maintenance to customers, and also consists of the amortization of capitalized software development costs. As we begin to earn revenues from providing new products and services, we expect certain costs that have historically been included in operating expenses will be included in cost of revenues.

     Cost of e-commerce revenues increased to $17.5 million for the quarter ended September 30, 2000 from $.3 million for the quarter ended September 30, 1999. Cost of e-commerce revenues increased primarily due to $9.0 million in costs related to the sale of scientific products in e-commerce transactions and $8.5 million in costs related to the sale of scientific equipment during the quarter ended September 30, 2000 as compared to $.3 million and $0, respectively, for the quarter ended September 30, 1999 as our e-commerce marketplace was not implemented until April 1999 and as we did not begin selling scientific equipment until the second quarter of 2000. In addition, the acquisition of EMAX in March 2000 contributed $1.2 million to cost of revenues for the quarter ended September 30, 2000, of which $.5 million related to the amortization of capitalized software development costs.

Gross Profit

     Gross profit increased to $1.0 million for the quarter ended September 30, 2000 from $21,000 for the quarter ended September 30, 1999. Gross profit increased as product sales began with the launch of our e-commerce marketplace in April 1999 and with the sale of scientific equipment which began in the second quarter of 2000. Gross profit on sales of scientific products and equipment increased to $.4 million for the quarter ended September 30, 2000 from $21,000 for the quarter ended September 30, 1999. The acquisition of EMAX in March 2000 contributed $.6 million of gross profit for the quarter ended September 30, 2000.

Operating Expenses

     Development Expenses. Development expenses consist primarily of personnel and related costs to develop, operate and maintain our web sites, aggregate data and the amortization of capitalized development costs. Development costs increased to $3.4 million for the quarter ended September 30, 2000 from $3.1 million for the quarter ended September 30, 1999. This increase resulted from expenses incurred to develop our e-commerce fulfillment system, list suppliers' products on our web sites and from increased amortization of capitalized development costs. This increase also includes $.1 million of development expenses incurred by EMAX, which we acquired in March 2000, related to the development of electronic research solutions technology. During the quarter ended September 30, 2000, we capitalized approximately $2.5 million of certain costs related to software and web site development projects. We expect our development expenses to remain at a relatively level dollar amount over the next nine to twelve months. We anticipate an increase in development expenses due to the amortization of development costs related to the development of additional functionality for our web sites and the development of the technology acquired with EMAX, which we expect to be offset by a reduction in development expenses due to the allocation of development expenditures to cost of sales as we begin to charge customers for providing technological products and services that we have historically provided for free.

     Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, travel expenses, public relations expenses and marketing materials. Sales and marketing expenses increased to $8.9 million for the quarter ended September 30, 2000 from $3.0 million for the quarter ended September 30, 1999. This increase resulted primarily from increased expenses to develop, advertise and promote our e-commerce marketplace in Europe, the hiring of personnel to staff our newly formed e-Services unit/division, and $1.0 million in sales and marketing expenses related to EMAX. We expect our sales and marketing expenses to decrease over the next six to nine months, after which time we expect such expenses to remain at a relatively level dollar amount. This will be accomplished primarily by reducing the number of personnel in our sales and marketing departments in the fourth quarter of 2000.

     General and Administrative Expenses. General and administrative expenses consist primarily of personnel and related costs for our customer care department and general corporate functions, including finance, accounting, legal, human resources, investor relations and facilities. General and administrative expenses increased to $6.0 million for the quarter ended September 30, 2000 from $1.6 million for the quarter ended September 30, 1999. General and administrative expenses increased primarily as a result of increased payroll costs due to the increase in the number of customer care and general and administrative personnel and an increase in professional fees and facilities costs incurred to support the growth of our business. This increase also includes $1.0 million of general and administrative expenses incurred by EMAX. In addition, we have experienced an increase in general and administrative costs as a result of becoming a public company in November 1999, such as investor relations costs, directors and officers' insurance costs and increased legal and audit costs. We expect general and administrative expenses to increase in the fourth quarter of 2000, primarily due to increased facility costs and consulting services and then remain at a relatively level dollar amount thereafter for the next nine to twelve months.

   Stock-based Employee Compensation Expense

     Stock-based employee compensation expense increased to $1.0 million in the quarter ended September 30, 2000 from $99,000 in the quarter ended September 30, 1999 due to an increase in the number of stock options that had been issued to employees with exercise prices less than fair value on the date of grant since September 30, 1999. This increased number of stock options issued to employees with exercise prices less than fair value on the date of grant includes the 113,980 Additional Options issued to EMAX employees in connection with the acquisition. In addition, in July of 1999 and in February 2000, we entered into two employment agreements with personnel from acquired subsidiaries that required the recognition of deferred compensation. Deferred compensation recorded due to the issuance of such stock options and employment agreements is charged to stock-based employee compensation expense over the vesting term of the options and the term of the employment agreements, respectively.

   Stock-based Customer Acquisition Costs

     Stock-based customer acquisition costs represent the amortization of deferred customer acquisition costs that were initially recorded in November 1999 upon the issuance of common stock warrants to key suppliers and customers. Stock-based customer acquisition costs resulted in a net benefit of $1.0 million in the quarter ended September 30, 2000. There were no such costs in the quarter ended September 30, 1999. The value of these warrants is adjusted each reporting period based upon the closing trading price of the Company's common stock at each balance sheet date. Decreases in the Company's closing trading price from one reporting period to the next will likely result in a benefit to the Company, and increases in the Company's closing trading price will likely result in charges to expense. Because the amortization of these costs is dependent upon the trading price of our common stock, we cannot predict the future impact of this on our results of operations.

   Amortization of Goodwill and Other Intangible Assets

     Amortization of goodwill and other intangible assets increased to $10.2 million for the quarter ended September 30, 2000 from $65,000 in the quarter ended September 30, 1999. This increase is the primarily the result of $7.9 million of amortization of goodwill and $1.8 million of amortization of a trademark resulting from the acquisition of EMAX.

   Interest Income

     Interest income, net, consists of interest income earned on cash deposited in money market accounts and invested in short and long term U.S. Government obligations partially reduced by interest expense incurred on capital lease obligations. Net interest income increased to $1.7 million for the quarter ended September 30, 2000 from net interest income of $.5 million for the quarter ended September 30, 1999. The increase in net interest income was primarily the result of interest earned on proceeds received from our initial public offering in November 1999.

Nine months Ended September 30, 2000 and 1999

   Revenues

     Revenues for the nine months ended September 30, 2000 have been derived primarily from the sale of scientific products in e-commerce transactions, from the sale of scientific equipment and from the sale of licenses to our software products and the implementation and customization of our software products.

     E-commerce revenues increased to $34.2 million for the nine months ended September 30, 2000 from $1.2 million for the nine months ended September 30, 1999. This increase was primarily due to $23.0 million in revenues from the sale of scientific products in e-commerce transactions and $11.2 million from the sale of scientific equipment during the nine months ended September 30, 2000, as compared to $.4 million and $0, respectively, for the nine months ended September 30, 1999 as our e-commerce marketplace was not implemented until April 1999 and as we did not begin selling scientific equipment until the second quarter of 2000. We expect revenues from the sale of scientific products in e-commerce transactions to decrease beginning in the fourth quarter of 2000 as we plan to discontinue transacting sales for which we do not recognize an acceptable gross profit. We expect to continue earning revenues from the sale of scientific equipment, although we do not expect these sales to continue to comprise a significant portion of our total revenues. In addition, the acquisition of EMAX in March 2000 contributed $3.4 million in software license, implementation and maintenance revenues for the nine months ended September 30, 2000. During the nine months ended September 30, 2000, two customers accounted for 19% and 12%, respectively, of total revenues. There can be no assurance that these customers will continue to purchase at these levels.

Cost of Revenues

     Cost of revenues primarily consists of the purchase price of scientific products sold in e-commerce transactions, the purchase price of scientific equipment sold and related shipping costs for these products. Cost of software license, implementation and maintenance revenues primarily consist of personnel costs for employees who work directly on the development and implementation of customized electronic research solutions and who provide maintenance to customers, and also consists of the amortization of capitalized software development costs. As we begin to earn revenues from providing new products and services, we expect certain costs that have historically been included in operating expenses will be included in cost of revenues.

     Cost of e-commerce revenues increased to $33.1 million for the nine months ended September 30, 2000 from $.8 million for the nine months ended September 30, 1999. Cost of e-commerce revenues increased primarily due to $22.2 million in costs related to the sale of scientific products in e-commerce transactions and $10.9 million in costs related to the sale of scientific equipment during the nine months ended September 30, 2000 as compared to $.4 million and $0, respectively, for the nine months ended September 30, 1999 as our e-commerce marketplace was not implemented until April 1999 and as we did not begin selling scientific equipment until the second quarter of 2000. In addition, the acquisition of EMAX in March 2000 contributed $2.3 million to cost of revenues for the nine months ended September 30, 2000, of which $1.0 million related to the amortization of capitalized software development costs.

   Gross Profit

     Gross profit increased to $2.2 million for the nine months ended September 30, 2000 from $.4 million for the nine months ended September 30, 1999. Gross profit has increased as product sales began with the launch of our e-commerce marketplace in April 1999 and with the sale of scientific equipment which began in the second quarter of 2000. Gross profit on sales of scientific products and equipment increased to $1.1 million for the nine months ended September 30, 2000 from $.4 million for the nine months ended September 30, 1999. The acquisition of EMAX in March 2000 contributed $1.1 million of gross profit for the nine months ended September 30, 2000.

   Operating Expenses

     Development Expenses. Development expenses consist primarily of personnel and related costs to develop, operate and maintain our Web sites, aggregate data and the amortization of capitalized development costs. Development costs increased to $10.8 million for the nine months ended September 30, 2000 from $6.3 million for the nine months ended September 30, 1999. This increase resulted from expenses incurred to develop our e-commerce fulfillment system, list suppliers' products on our web sites and from increased amortization of capitalized development costs. This increase also includes $1.2 million of development expenses incurred by EMAX related to the development of electronic research solutions technology. During the nine months ended September 30, 2000, we capitalized approximately $4.0 million of certain costs related to software and web site development projects. We expect our development expenses to remain at a relatively level dollar amount over the next nine to twelve months. We anticipate an increase in development expenses due to the amortization of development costs related to the development of additional functionality for our web sites and the development of the technology acquired with EMAX, which we expect to be offset by a reduction in development expenses due to the allocation of developmental expenditures to cost of sales as we begin to charge customers for providing technological products and services that we have historically provided for free.

     Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, travel expenses, public relations expenses and marketing materials. Sales and marketing expenses increased to $20.3 million for the nine months ended September 30, 2000 from $6.2 million for the nine months ended September 30, 1999. This increase resulted primarily from the hiring of additional sales and marketing personnel to market our products and services and increased expenses to advertise and promote our e-commerce marketplace, and to a lesser extent, sales and marketing expenses related to EMAX, BioSupplyNet and Internet Auctioneers International. We expect our sales and marketing expenses to decrease over the next six to nine months, after which time we expect such expenses to remain at a relatively level dollar amount. This will be accomplished primarily by reducing the number of personnel in our sales and marketing departments in the fourth quarter of 2000.

     General and Administrative Expenses. General and administrative expenses consist primarily of personnel and related costs for our customer care department and general corporate functions, including finance, accounting, legal, human resources, investor relations and facilities. General and administrative expenses increased to $14.9 million for the nine months ended September 30, 2000 from $3.8 million for the nine months ended September 30, 1999. General and administrative expenses increased primarily as a result of increased payroll costs due to the increase in the number of general and administrative personnel and an increase in professional fees and facilities costs incurred to support the growth of our business. This increase also includes $1.9 million of general and administrative expenses incurred by EMAX, which was acquired in March 2000. In addition, we have experienced an increase in general and administrative costs as a result of becoming a public company in November 1999, such as investor relations costs, directors and officers' insurance costs and increased legal and audit costs. We expect general and administrative expenses to increase in the fourth quarter of 2000, primarily due to increased facility costs and consulting services and then remain at a relatively level dollar amount thereafter for the next nine to twelve months.

   Stock-based Employee Compensation Expense

     Stock-based employee compensation expense increased to $4.2 million in the nine months ended September 30, 2000 from $.1 million in the nine months ended September 30, 1999 due to an increase in the number of stock options that had been issued to employees with exercise prices less than fair value on the date of grant since September 30, 1999. This increased number of stock options issued to employees with exercise prices less than fair value on the date of grant includes the 113,980 Additional Options issued to EMAX employees in connection with the acquisition. In addition, in July 1999 and in February 2000, we entered into two employment agreements with personnel from acquired subsidiaries that required the recognition of deferred compensation. Deferred compensation recorded due to the issuance of such stock options and employment agreements is charged to stock-based employee compensation expense over the vesting term of the options and the term of the employment agreements, respectively.

Stock-based Customer Acquisition Costs

     Stock-based customer acquisition costs represent the amortization of deferred customer acquisition costs that were initially recorded in November 1999 upon the issuance of common stock warrants to key suppliers and customers. Stock-based customer acquisition costs resulted in a net benefit of $2.6 million in the nine months ended September 30, 2000. There were no such costs in the nine months ended September 30, 1999. The value of these warrants is adjusted each reporting period based upon the closing trading price of the Company's common stock at each balance sheet date. Decreases in the Company's closing trading price from one reporting period to the next will likely result in a benefit to the Company, and increases in the Company's closing trading price will likely result in charges to expense. Because the amortization of these costs is dependent upon the trading price of our common stock, we cannot predict the future impact of this on our results from operations.

   Purchased In-process Research and Development

     For the nine months ended September 30, 2000, we recognized an in-process research and development charge of $0.7 million as a result of the acquisition of EMAX. Based on management's valuation of EMAX and its assets, we allocated $0.7 million of the EMAX purchase price of $126 million to software products being developed by EMAX that had not reached technological feasibility and had no alternative use at the date of the acquisition of EMAX. We intend to use this software in the development of the e-commerce and scientific products search capabilities on our Web sites. At the date of the acquisition, these software products being developed by EMAX were approximately 15% complete. We estimated at the acquisition date that we would incur a total of approximately $3.0 million to complete the development of these software products and that the development would be completed by December 2000. As of September 30, 2000, we had incurred approximately $1.9 million in software development costs related to these software products. The remaining $125.3 million of the purchase price of EMAX was allocated to the tangible and intangible assets of EMAX and to goodwill.

Amortization of Goodwill and Other Intangible Assets

     Amortization of goodwill and other intangible assets increased to $21.6 million for the nine months ended September 30, 2000 from $.1 million in the nine months ended September 30, 1999. This increase is the primarily the result of $16.6 million of amortization of goodwill and $3.8 million of amortization of a trademark resulting from the acquisition of EMAX which occurred in March 2000.

   Interest Income

     Interest income, net, consists of interest income earned on cash deposited in money market accounts and invested in short and long term U.S. Government obligations partially reduced by interest expense incurred on capital lease obligations. Net interest income increased to $5.8 million for the nine months ended September 30, 2000 from net interest income of $.8 million for the nine months ended September 30, 1999. The increase in net interest income was primarily the result of interest earned on proceeds received from our initial public offering in November 1999.

   Liquidity and Capital Resources

     We have primarily funded our operations through private placements of our preferred stock during 1998 and 1999 and our initial public offering which closed in November 1999. As of September 30, 2000, we had total cash and investments of $90.1 million, which is comprised of cash and cash equivalents of $24.1 million, short term investments of $44.1 million and long term investments of $21.9 million.

     Cash used in operating activities was $43.7 million and $12.9 million during the nine months ended September 30, 2000 and 1999, respectively. Cash used in operating activities was principally for payments to our suppliers for purchases of scientific products and equipment, the development of our web sites, the development of our e-commerce marketplace, payment of the expansion of our sales and marketing force, increased advertising costs and the expansion of the administrative and operations staff to support our growth.

     Cash used in investing activities during the nine months ended September 30, 2000 and 1999 was $30.9 million and $23.7 million, respectively. Cash used in investing activities has primarily been comprised of purchases of investments in US government obligations, commercial paper and corporate bonds, net of maturities, purchases of computer equipment and the capitalization of certain costs associated with the development of our web sites and with the development of EMAX's electronic research software systems. During the nine months ended September 30, 2000, we paid approximately $.3 million in cash to acquire Intralogix and SciCentral and paid approximately $2.6 million in expenses related to the acquisition of EMAX. This was partially offset by $.5 million of cash received from these acquired companies

     Cash provided by financing activities during the nine months ended September 30, 2000 and 1999 was $.6 million and $36.1 million, respectively. During the nine months ended September 30, 2000, the Company received approximately $1.3 million in proceeds from exercises of stock options, common stock warrants and by the direct sale of restricted stock to an officer of the Company. In May and June, 1999, we sold 3,312,720 shares of series D convertible preferred stock in a private placement transaction for $11.32 per share that resulted in proceeds of $35.9 million, net of issuance costs of $1.6 million. Additionally, in March 1999, we sold 89,408 shares of series C preferred to an officer of the Company at $2.80 per shares and received net proceeds of $250,000.

     During the quarter ended September 30, 2000, we purchased scientific equipment from a key supplier, which will result in payments by us of approximately $3.9 million in the quarter ending December 31, 2000. The sales of these products occurred in the quarter ended September 30, 2000. The related receivables will be collected during the next six months.

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

New Accounting Pronouncements

     In September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Investments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supercedes a number of existing standards. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after September 15, 2000. The adoption of SFAS No. 133, as amended, is not expected to have a material impact on our consolidated financial position or results of operations.

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

     We commenced operations in 1995, first recognized revenues in 1997 and launched our interactive e-commerce Web site in April 1999. Accordingly, we have only a limited operating history on which to evaluate our business. As a result of our limited operating history, the emerging nature of the online scientific products market and the evolving nature of our business model, we may be unable to accurately forecast our revenues. We incur expenses based predominantly on operating plans and estimates of future revenues. For instance, sales of scientific equipment commenced in the second quarter of 2000 and revenues from our new e-Services division are expected to commence in the first quarter of 2001. In addition, we are adjusting our pricing and business model for our European operations. As a result, revenues to be generated from these activities will be particularly difficult to forecast accurately. Our expenses are to a large extent fixed. We may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfalls. Accordingly, a failure to meet our revenue projections will have an immediate and negative impact on profitability. In addition, we have commenced a comprehensive restructuring program in an effort to reduce operating expenses. If this restructuring program adversely affects our revenues and/or fails to adequately reduce our expenses, our future earnings will be negatively impacted. Finally, we cannot be certain that our evolving business model will be successful, particularly in light of our limited operating history.

We have a history of losses and anticipate incurring losses in the future. We may not achieve profitability.

     We incurred net losses of $33.2 million for the year ended December 31, 1999 and $61.9 million for the nine months ended September 30, 2000. As of September 30, 2000, we had an accumulated deficit of $100.6 million. If our acquisition of EMAX had taken place on January 1, 1999, our pro forma net losses for the year ended December 31, 1999 would have been $75.8 million. We expect to incur substantial operating losses and continued negative cash flow from operations for the foreseeable future. We will also incur a one-time charge of approximately $2.5 million in the fourth quarter of 2000 related to our restructuring program, which will adversely affect our earnings for that quarter. In fact, we expect to continue generating losses through at least December 31, 2002 because, as part of our strategy to offer new products, subscriptions and services, our spending on items such as sales and marketing, content development, technology and operating infrastructure will exceed the revenues we anticipate earning from the sale of these new products, subscriptions and services. If these expenses do not generate increased revenues, our earnings may be materially and adversely affected and anticipated net losses may be greater than expected. We may not be able to increase revenues sufficiently to achieve profitability.

Our future profitability and cash flows are dependent upon our ability to control expenses.

     Our operating plan to achieve profitability is based upon estimates of our future expenses. For instance, we have estimated that our development expenses will remain at a relatively level dollar amount for the next nine to twelve months, that our sales and marketing expenses will decrease over the next six to nine months and that our general and administrative expenses will increase in the fourth quarter of 2000 and then remain at a relatively level dollar amount thereafter for the next nine to twelve months. If our future expenses are greater than anticipated, our ability to achieve profitability when expected may be negatively impacted. In addition, greater than anticipated expenses may negatively impact our cash flows, which could cause us to expend our capital faster than anticipated. While we expect our existing capital to be sufficient for the next two years, if our cash flows are negatively impacted, we may be required to raise additional capital sooner than expected.

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

     Our success will require, among other things, that our solutions gain broad market acceptance by our customers, suppliers, users and strategic partners. For example, purchasers may continue purchasing products through their existing methods and may not adopt a Web-based solution because of:

     o their comfort with current purchasing habits and direct supplier relationships;
     o    the costs and resources required to switch purchasing methods;

     o    the need for products not offered through our Web site;
     o    security and privacy concerns; or
     o    general reticence about technology or the Internet.

If we do not successfully market the SciQuest.com brand, our business may suffer.

     We believe that establishing, maintaining and enhancing the SciQuest.com brand is critical in attracting and expanding traffic to our Web sites. There are a number of Web sites that offer competing services. Some of these sites already have well-established brands in either online services or the scientific products industry. As a result, it is critical that we maintain and enhance our brand. We believe that increased competition may make establishing and maintaining our brand significantly more expensive. Promotion of our brand will depend largely on continuing our sales and marketing efforts and providing a high-quality online experience. We expect to reduce our spending on sales and marketing significantly in the fourth quarter of 2000 and the in first half of 2001 from current levels. This reduction in spending could materially and adversely affect our sales and marketing efforts. We cannot be certain that we will be successful in marketing the SciQuest.com brand. If we are unable to successfully promote our brand, or if we incur substantial expenses in attempting to do so, our revenues and earnings could be materially and adversely affected.

If we are unable to increase our transaction volume, our future revenues may suffer.

     We expect that a substantial portion of our future revenues will be generated by the products offered by us for sale through our e-commerce marketplace. Accordingly, our revenues will be highly dependent on the dollar volume of transactions conducted through our Web sites. Our profits depend upon the discount levels we are able to negotiate with our suppliers. To maintain revenue growth, we will need to increase the total dollar value of transactions conducted through our Web sites. In order to increase our transaction volume, we will need to:

     o generate higher and continuously increasing levels of traffic, from both new and repeat visitors, to our Web sites;
     o increase the percentage of visitors to our Web sites who purchase scientific products; and
     o increase the average transaction size and/or number of repeat purchases.

Failure to do one or more of the foregoing could have a material adverse effect on our revenues.

Sales of scientific equipment, which may result in lower gross margins, have comprised a significant portion of our revenue over the last six months. The failure to replace these revenues with revenues from e-commerce transactions in the long-term could have a material adverse effect on our revenues and earnings.

     We expect to continue earning revenues from the sale of scientific equipment although we do not expect such sales to continue to comprise a significant portion of our total revenues in the future. Sales of scientific products often have lower gross margins than our typical e-commerce transactions. Accordingly, if we experience a disproportionate amount of our revenues from the sale of scientific equipment, our aggregate gross margins could be adversely affected. We do not expect revenues from such transactions to contribute significantly to revenues on a go-forward basis. However, if we are not able to replace these revenues with revenues from e-commerce transactions, our revenues and earnings will be materially and adversely affected.

Unless we negotiate favorable pricing terms with our suppliers, our profit margins will be adversely affected.

     Our profits depend upon the prices we are able to negotiate with our suppliers. We anticipate that the prices we negotiate with our suppliers will vary based on a number of factors such as:

     o    size of supplier;
     o    product portfolio;
     o    relationship with key customers;
     o    degree to which products are critical to our customers;
     o    extent to which transactions are conducted electronically; and
     o    extent that costs are shared with us.

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

     Currently, we are responsible for loading supplier product information into our database and categorizing the information for search purposes. We currently have a backlog of varying amounts of product data from approximately 150 companies to be loaded in our e-commerce marketplace. We anticipate that a majority of these products will be loaded into the e-commerce marketplace by the end of the first quarter of 2001. However, we continuously receive new product data to load. We generally will not derive profit from these products until this data is loaded into our system. Timely loading of these products into our database depends upon a number of factors, including the file formats of the data provided to us by suppliers and our ability to further automate and expand our operations to accurately load this data into our product database, any of which could delay the actual loading of these products beyond the dates estimated by us.

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

     Increasing sales to larger buyers is an important element of our business strategy. As we sell more sophisticated solutions to larger organizations, we expect the time from initial contact to final approval to increase. During this sales cycle, we may expend substantial funds and management resources without any corresponding revenue. If approval is delayed or does not occur, our financial condition and operating results for a particular period may be adversely affected. Approvals are subject to delays over which we have little or no control, including the following:

     o    potential customers' internal approval processes;
     o    implementation of systems integration solutions;
     o customers' concerns about implementing a new strategy and method of doing business; and
     o    seasonal and other timing effects.

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

     A number of factors could significantly reduce the number of products and product sources listed on our Web sites, including the following:

     o    consolidation among suppliers; and
     o    exclusive arrangements signed by suppliers with our competitors.

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

     In July 2000, we announced the creation of a new e-Services division. Among the activities of this unit will be the provision of information services, subscriptions to on-line research tools and data management services for our buyers and suppliers. We intend to charge a fee for these services, although the fee structure has not yet been finalized. Historically, we have provided many of these services to our customers free of charge. New customers may not be willing to pay for these services on favorable terms or at all. We cannot assure you that the e-Services division will achieve market acceptance, generate significant revenues or otherwise operate profitably. The investment of significant resources and capital in this division without achieving significant revenues from it could have a material adverse effect on our earnings.

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

     We expect that for the foreseeable future we will generate a significant portion of our revenues from a limited number of large customers. Further, our large customers are not obligated to use our purchasing solution exclusively or for any minimum number of transactions or dollar amounts. In addition, large individual transactions with these customers may represent an increasing percentage of our revenues. These large transactions are often non-recurring, making it difficult to predict future transactions. The failure of one or more large transactions to occur in any given period may materially and adversely affect our revenues for such period. Our contracts with our customers are for limited terms and our customers may discontinue use of our system at any time upon short notice and without penalty. If we lose any of our large customers or if we are unable to add new large customers, our revenues will not increase as expected. In addition, our reputation and brand name would be harmed.

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

     Our supplier agreements generally require us to pay the supplier for any orders processed through our Web sites as we usually take title to these products at the time of shipment. Accordingly, if a buyer fails to pay for the products it purchased, we would be obligated to pay the supplier. Thus, we bear the risk of collection. We also may be required to refund payments to buyers for products returned to the supplier. Slow payment by buyers for products purchased would negatively impact our cash flows. As our transaction volume and average transaction size grow, these risks will increase. In isolated instances, we have agreed to extend payment terms with our customers for large purchases, which increases our credit risk and may negatively impact our cash flows. We generally do not process an order from a buyer without a credit card or other payment confirmation although we do extend credit terms to certain qualified buyers. However, we cannot be certain that our credit confirmation practices will be effective to protect us against these payment obligations. If a significant number of buyers default on their payment obligations, or suppliers fail to refund payments to us for products returned by our buyers, or buyers do not pay their obligations to us on time, we could incur significant and immediate cash payment obligations or suffer significant cash flow constraints. These obligations could put a significant strain on our liquidity and capital resources, which could prevent us from using our working capital to further expand our business or require us to obtain additional financing.

If we are not able to effectively manage our growth, our business may suffer.

     We are rapidly expanding our operations. We expect this expansion to continue at an accelerated rate. This expansion has placed, and is expected to continue to place, a significant strain on our management, operational and financial resources. For example, we may be unable to increase the scale of our operations (including order fulfillment, customer service, transaction processing and other "back office" operations) to account for the increase in transaction volume that our supplier and buyer growth creates. We have recently commenced a restructuring program that resulted in the reduction of our workforce by approximately 10%. This staff reduction could adversely affect our ability to manage and continue the growth of our operations. If we are unable to manage the growth of our business effectively, our earnings could be materially and adversely affected.

     We have also recently acquired EMAX. We could have difficulty in effectively assimilating and integrating EMAX into our operations. Any difficulties in this process could disrupt our ongoing business, distract our management, increase our expenses and otherwise adversely affect our business.

     Many of our employees have only recently joined us. Additionally, several of our key executives have been employed by us for two years or less. If our employees do not work well together or some of our employees do not succeed in their designated roles, our financial condition and results of operations could be materially adversely affected. We cannot be certain that our management, operational and financial resources will be adequate to support our future operations.

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

     Our success will depend, in part, on our ability to:

     o    enhance our existing services;
     o develop new services and technology that address the increasingly sophisticated and varied needs of our target markets; and
     o respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

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

      We have acquired and intend to continue to acquire complementary businesses. In particular, we acquired BioSupplyNet, Inc. in 1998, Internet Auctioneers International, Inc. in 1999, and SciCentral, Inc., Intralogix, Inc. and EMAX in 2000. An element of our strategy is to broaden the scope and content of our products and services through the acquisition of existing products, technologies, services and businesses. Acquisitions entail numerous risks, including:

     o    the integration of new operations, products, services and personnel;
     o the diversion of resources from our existing businesses, sites and technologies;
     o the inability to generate revenues from new products and services sufficient to offset associated acquisition costs;
     o the maintenance of uniform standards, controls, procedures and policies;
     o    accounting effects that may adversely affect our financial results;
     o the impairment of employee and customer relations as a result of any integration of new management personnel;
     o dilution to existing stockholders from the issuance of equity securities; and
     o    liabilities or other problems associated with an acquired business.

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

     We intend to invest resources and capital to expand internationally, particularly in Europe. As a result, we may need to establish international operations, hire additional personnel and establish relationships with additional suppliers and customers. This expansion will require significant financial resources and management attention and could have a negative effect on our earnings. We cannot assure you that we will be successful in creating international demand for our e-commerce solutions and services. In addition, our international business may be subject to a variety of risks, including, among other things, increased costs associated with maintaining international marketing efforts, applicable government regulation, fluctuations in foreign currency, difficulties in collecting international accounts receivable and the enforcement of intellectual property rights. We cannot assure you that these factors will not have an adverse effect on future international sales and earnings. In addition, the business customs and regulations in foreign countries may require changes in our business model. For instance, in Europe we will not take title to products that are sold through our marketplace. As a result, we will earn revenue in the form of commissions to be received from our suppliers. This will result in lower gross revenues from these transactions as compared to our domestic transactions, yet will have the same impact on our gross profits. In addition, we are currently contemplating registering our trademarks in other countries. We cannot assure you that we will be able to do so.

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

     Significant price and value fluctuations have occurred with respect to the securities of Internet-related companies. Our common stock price has been volatile and is likely to be volatile in the future. In the past, following periods of downward volatility in the market price of a company's securities, class action litigation has often been pursued against such companies. If similar litigation were pursued against us, it could result in substantial costs and a diversion of our management's attention and resources.

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

     The continued growth of e-commerce services is dependent upon a number of factors that are beyond our control, including the following:

     o    continued growth in the number of buyers who use e-commerce services;
     o    continued development of transaction security technology;
     o    continued development of e-commerce technology;
     o continued development and successful implementation of enterprise software solutions;
     o emergence of standard and common nomenclature and methodology for e-commerce; and
     o    development of complementary services and products.

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

     As competitive conditions intensify, competitors may:

     o enter into strategic or commercial relationships with larger, more established and well-financed companies;
     o    secure services and products from suppliers on more favorable terms;
     o    devote greater resources to marketing and promotional campaigns;
     o    secure exclusive deals with buyers that impede our sales; and
     o devote substantially more resources to Web site and systems development.

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


Item 4.   Submission of Matters to a Vote of Security Holders.

     Not applicable


Item 5.   Other Information.

     Andrew J. McKenna retired as our President and as a director as of November 1, 2000.

Item 6.   Exhibits and Reports on Form 8-K.

     (a) The following exhibits are filed as a part of, or are incorporated by reference into, this report on Form 10-Q:

Exhibit
Number                                              Description
------                                              -----------
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

  10.17*     Merger Agreement by and among SciQuest.com, SciQuest Acquisition, Inc. and BioSupplyNet, Inc.
             dated September 29, 1998.

  10.18*     Lease Agreement by and between Duke-Weeks Realty Limited
             Partnership and SciQuest.com dated as of October 19, 1999.





Exhibit
Number                                              Description
-------                                             --------------

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

10.29**      Agreement and Plan of Merger and Reorganization between SciQuest.com, ESP Acquisition, Inc. and
             EMAX Solution Partners, Inc. dated March 13, 2000.

10.30**      Registration Rights Agreement by and among SciQuest.com and the former holders of EMAX
             Solution Partners, Inc. dated March 13, 2000.

10.31        SciQuest.com, Inc. 2000 Employee Stock Purchase Plan.

27.1         Financial Data Schedule.


------------
  * Incorporated by reference to SciQuest.com's Registration Statement on Form S-1 (Reg. No. 333-87433).
** Incorporated by reference to SciQuest.com's Registration Statement on Form S-1 (Reg. No. 333-32582).


     (b) Reports on Form 8-K.

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SCIQUEST.COM, INC.

Date: November 14, 2000                 /s/ M. SCOTT ANDREWS
                                       ----------------------------------------
                                            M. Scott Andrews
                                       Chairman of the Board and Chief
                                          Executive Officer


Date: November 14, 2000                /s/ JAMES J. SCHEUER
                                       ----------------------------------------
                                           James J. Scheuer
                                       Chief Financial Officer
                                       (Principal Financial and Accounting
                                          Officer)