Form 10-K405
period 2000-12-31
SCIQUEST COM INC
filed 2001-04-02
CIK 1082526

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                --------------

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934
   For the fiscal year ended December 31, 2000

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

     5151 McCrimmon Parkway, Suite 216, Morrisville, North Carolina 27560
              (Address of Principal Executive Offices) (Zip Code)

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

                                --------------

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As of February 28, 2001, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $48,384,624.

  As of February 28, 2001, there were 28,816,731 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the registrant's definitive proxy statement for its annual meeting of stockholders scheduled for May 15, 2001 are incorporated by reference into Part III of this Report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

Item 1. Business

Overview

  SciQuest is a technology and solutions company providing integrated e-commerce and asset management solutions for research enterprises and their supplier partners worldwide. Our unbiased position, domain expertise and proven technology enable SciQuest to make e-solutions work for science through advanced technologies, content management, supply chain solutions and professional services. The Company's platform and solutions can be utilized independently or integrated with leading software vendors and supplier systems to unite science, information and technology. We believe that our solutions enhance innovation, reduce costs, and improve operational effectiveness for scientific organizations worldwide.

  Our technology and solutions benefits three distinct customers: scientists, purchasing professionals and suppliers. Our solutions reduce the time scientists require to find, compare, purchase, track and manage critical laboratory items, thus allowing them to spend more time on research and testing. Our solutions allow purchasing professionals to reduce procurement costs by automating order processing, providing more control and information to support enterprise purchasing policies, and optimizing asset management of research substances. Our solutions provide an efficient e-commerce platform and related solutions that allows suppliers to expand their market reach, reduce customer acquisition costs, and minimize order processing costs.

  Since our founding in 1995, we have provided databases and tools in the form of product directories used by scientists and purchasing professionals to locate supplies and products. In April 1999, we introduced our e-commerce marketplace to this growing community of online scientific product buyers and suppliers. In March 2000, we expanded beyond e-commerce transactions into asset management solutions with the acquisition of EMAX Solutions. We expanded our content solutions further in 2000 with the acquisition of IntralogixTM and SciCentral(R) to provide greater information and services to our customers. We expanded our Global Professional Services offering in 2000 to complement our technology offerings.

Recent Events

  In February 2001, we announced the appointment of Stephen J. Wiehe to the position of Chief Executive Officer and his election to the Company's Board of Directors. Former CEO and Co-Founder M. Scott Andrews will continue to serve as Chairman of the Board of Directors and our Chief Strategy Officer.

  In March 2001, we launched the Chromatogram Library a comprehensive, web-based research application to assist research organizations in the drug discovery process. The Chromatogram Library allows scientists to perform a search by entering a chromatogram title/keyword or compound name to retrieve all available chromatograms including peak identification and separation conditions matching the query. The Chromatogram Library works in conjunction with the SciQuest Column Resource.

  In March 2001, we announced an expanded contract to accelerate deployment of the Merck Marketplace, an internal Merck & Co., Inc. laboratory-supply, e-commerce initiative. Merck began its relationship with SciQuest in 1999 and has been an early innovator in leveraging the power of electronic commerce within its industry. Under the terms of this contract, deployment of SciQuest enabled solutions to the desktops of Merck's scientists will be accelerated in 2001.

  In March 2001, we announced SmartStore(TM), a SciQuest-hosted supplier e-commerce solution that allows suppliers of scientific products to transact business directly with customers through their web sites using SciQuest's technology platform. Leveraging SciQuest's content, search, procurement and integration platform, SmartStore(TM) allows suppliers to rapidly and cost effectively build their own Web storefront to capture sales revenue beyond the SciQuest private e-marketplaces for buyers.

Industry Background

 The Market for Technology and Services

  There are substantial market opportunities in providing e-solutions to research enterprises and their suppliers. In this fragmented industry, there are over 20,000 research enterprises worldwide, representing more than 500,000 scientists who deal with over 5,000 suppliers. We anticipate generating revenues from buyers and suppliers purchasing technology solutions and related services and by earning transaction fees from scientific product procurement.

 The Scientific Products Market

  Based upon data from the Laboratory Products Association, a trade association for laboratory product businesses, and Strategic Directions International, an international management consulting firm specializing in analytical instruments, we estimate that the market for scientific products in 1999 was approximately $12 billion in North America and $36 billion worldwide. These expenditures are driven, to a large extent, by increases in scientific research and development investments. Every year, approximately 200,000 laboratories around the world purchase scientific products from thousands of different suppliers to facilitate research and testing activities. As the demand for scientific products grows, the need for efficient procurement processes becomes more critical.

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

 Advances in the Field of Research and Development Impact Asset Management

  High throughput research paradigms consisting of advanced production and test technologies, including combinatorial chemistry and high throughput screening, are reliant on the availability of the appropriate research reagents. Customers are reexamining existing processes for reagent sourcing, ordering, tracking and disposing. Inefficiencies that result from these processes include scientists wasting valuable time, purchasing departments procuring new materials that may already be in their possession, and health and safety officers investing extra time and money in handling, monitoring and disposing materials. Due to the unique nature of these substances, we believe that specialized asset management solutions for the research industry represent market opportunities.

 Limitations of the Traditional Supply Chain

  We believe the traditional supply chain in the scientific products industry does not adequately address the needs of scientists, purchasing professionals or suppliers.

  Scientists. Because scientists are continually developing applications and testing new theories, they are typically unable to forecast their need for many of the chemicals, supplies and equipment to conduct their research and testing. For this reason scientists often:

  . have immediate needs for critical items that are highly technical and have exacting criteria;

  .  need new products that they have not purchased before; and

  .  must purchase these items from new and different suppliers.

  As a result, it is difficult and time-consuming for scientists to identify, compare and purchase the scientific products required to meet their needs using traditional methods. In fact, we estimate that a typical laboratory spends up to four hours weekly searching through paper catalogs and product literature and requesting technical data from various suppliers.

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

The SciQuest Solutions

  The SciQuest solutions are designed to address the current limitations of the scientific products supply chain by streamlining the process of buying and selling scientific products, reducing associated transaction costs, and effectively managing assets. Our primary focus on a single industry allows us to create a uniquely tailored suite of solutions that we believe is more attractive to both buyers and suppliers than more generic technology solutions.

  Our solutions serve three primary and distinct customers:

  Scientists. Our solutions offer scientists online tools to streamline the process of researching, locating, comparing, purchasing, tracking and managing laboratory supplies. By reducing the time scientists spend on these functions, our solutions allow them to be more productive and spend more time on research and testing. Our solutions enable a scientist to:

  . search our extensive database, using our taxonomies, to compare products, attributes and technical data across multiple suppliers;

  .  locate a specific chemical, equipment or supply item;

  . consolidate, purchase and track orders from multiple suppliers through the convenience of a single Web site, 24 hours a day, seven days a week;

  . receive and track chemicals in their containers after they are received from suppliers;

  . query internal inventory and suppliers' databases via chemical structure or substructure; and

  . access a significant body of articles and information sources through our SciCentral offering.

  Purchasing Professionals. Our solutions allow purchasing professionals to automate order processing, consolidate purchase orders and payments and obtain purchasing information. This provides purchasing professionals with greater access to purchasing information to better monitor and control purchasing patterns and to implement and enforce uniform purchasing policies that reduce procurement costs. Our solutions enable purchasing professionals to:

  . utilize search and comparative tools to optimize product and supplier selection;

  .  consolidate purchases from multiple suppliers through one interface;

  .  streamline the purchasing process and reduce the likelihood of errors;

  .  provide real time chemical availability and pricing;

  .  communicate and control purchasing policies and rules; and

  .  access detailed purchasing information and reports.

  In addition, many of our solutions are designed to be compatible with leading enterprise software systems without requiring organizations to install additional enterprise software systems. This compatibility allows organizations to avoid the expense, time and training typically required to install and support new enterprise software.

  Suppliers. Our solutions offer suppliers a more efficient content management and commerce solution that cost-effectively provides many of the benefits of both direct sales and distribution. As a result, by participating in our marketplace suppliers can expand their market reach and reduce customer acquisition and order processing costs. Our solutions enable suppliers to:

  . market and sell products more cost-effectively through access to our global audience of scientists and purchasing professionals;

  .  access valuable market and customer data;

  .  leverage our e-commerce functionality for their own initiatives;

  .  easily update product information;

  .  syndicate their catalog content to multiple destinations;

  .  introduce new products to qualified buyers quickly and economically; and

  .  maintain contact with their customers.

Strategy

  Our objective is to be the leading technology and solutions company providing integrated e-commerce and asset management solutions for research enterprises and their supplier partners worldwide. We intend to achieve this objective through the following strategies:

  Expand Our Service Offerings. We intend to expand our service offerings to our customers by providing a growing portfolio of services to address their needs for integrated commerce and asset management solutions. We will work with existing and prospective customers to identify services that should be offered or expanded. These professional services may include solutions design consulting, implementation and consulting services, and adoption support services. We believe that offering an expanded range of services will help improve customer satisfaction and expand our potential revenue streams.

  Expand Our Technology Solutions. We intend to leverage our current e-commerce and asset management solutions infrastructure to expand the range of customer needs that our products and services address. For example, we intend to provide services and products that streamline our current customers' research and development processes such as effective procurement and management of proprietary chemicals and substances. We also intend to apply our acquired business-to-business knowledge, market making capabilities, and e-infrastructure across new market segments where there are synergies with our existing customer and supplier base. For example, we intend to leverage our existing e-commerce infrastructure in providing commerce enabling solutions for suppliers. Other technology solutions that we may develop include commerce platforms, data maintenance tools, search tools, scientific resources, configurable workflow systems, integration methodologies, substance management applications, and compound manager solutions.

  Leverage Our Brand Equity and Enhance Customer Loyalty. We intend to leverage our strong brand identity to continue to grow our base of qualified scientific buyers and participating suppliers. We will continue to invest heavily in the SciQuest brand as well as in the delivery of a high level of customer service. We believe that our strong brand identity coupled with superior customer service will allow us to enhance customer loyalty and facilitate repeat purchases by our customers.

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

  Leverage Our Strategic Relationships with Suppliers. We intend to leverage our strategic relationships with key suppliers to continue to grow our base of scientific buyers in North America and internationally. These relationships allow us to provide thousands of significant non-commodity laboratory products and services to our customers, which we expect will significantly contribute to the growth and loyalty of our customer base. We currently have strategic relationship agreements with the following key suppliers: Alltech Associates, Inc.; Amersham Pharmacia Biotech, Inc.; Ambion, Inc.; BioWhittaker, a Cambrex Company; Endogen, Inc. and Pierce Chemical, Inc. (Perbio Science Companies); KPL; PerkinElmer, Inc. (including the recent acquisition of NEN Life Sciences); QIAGEN N.V.; Schleicher & Schuell; and Shimadzu Scientific Instruments, Inc. We intend to continue to enter into similar agreements with additional key suppliers. These strategic suppliers benefit from our growing base of large buyers of scientific products, from our value added e-commerce service, from our strong brand, and from the efficiency that results from having only one provider of electronic marketplace services.

  Expand Internationally. We believe that the global reach of the Internet and worldwide demand for scientific products presents a significant opportunity for us to expand internationally. As we continue to expand our product offerings, we believe that we will attract a larger base of users globally. We intend to leverage our strategic relationships with key suppliers and buyers as we expand in international markets. In addition, we intend to invest resources and capital to expand our sales and marketing efforts internationally in order to better address the needs of our customers worldwide.

Products and Services

  SciQuest is a technology and solutions company that serves the needs of scientists, purchasing professionals, and suppliers by providing a comprehensive portfolio of e-commerce and asset management solutions. Leveraging our existing customer base and extensive industry knowledge, we have built a market-driven portfolio of products and service offerings. In addition to our e-commerce offerings for research enterprises, we offer asset management solutions for reagents and proprietary compounds. We also provide professional services to suppliers in the areas of integration, content management, and order management. Our technologies are generally licensed by our customers who pay for maintenance, support, and other professional services. Set forth below is a detailed description of our products and services. We believe this comprehensive service offering provides our customers with a unique suite of solutions that can be configured to their specific needs.

Procurement Solutions

  SciQuest provides an integrated suite of procurement applications and solutions for buyers to create and manage their private marketplaces including:

  Custom Catalogs that include specific suppliers, products, and prices as requested by the customer. This allows research organizations to access detailed technical product data within the context of the business practices and preferences of the organization. SciQuest has extensive content from suppliers that is organized in a proprietary taxonomy and delivered in a way that is configurable by the customer.

  Search Tools for advanced ways to help scientists and purchasing professionals find the products they need with fast and intuitive searching tools. A powerful, scalable, probabilistic search engine powers searches for keywords, categories, suppliers and accounts for spelling errors, phonetic spelling, and derivative words that may be used in product descriptions.

  Order Placement Tools that allow users to add items to their shopping cart, assign appropriate accounting codes, select payment method, and combine purchases for products from multiple suppliers within one interface. The process starts with adding items to the shopping cart and ends with the checkout process.

  Checkout via SciQuest procurement solutions is configurable to conform to most organization's purchasing business practices. Depending on customers' desired configuration, users may be required to enter information such as payment method, shipping information including addresses for ship to and bill to, shipping method, and accounting reconciliation information. By setting up the checkout parameters in My Profile in advance, users can reduce the time it takes to checkout.

  Administrative Tools allow both end users and administrators to define key parameters to allow them to quickly navigate through the purchasing processes of their organization. This includes shipping and billing information as well as accounting reconciliation codes. At the time of registration approval, the administrator has the option to setup key parameters like type of user, ship to addresses assigned to an RSO, and spending and approval limits for financial workflow. The administrator can also deny access or shut access off to a user who has already been approved. Administrators can also access user's profiles to verify the correct shipping, billing, and accounting information has been entered.

Asset Management Applications

  In March 2000, SciQuest acquired EMAX Solution Partners, Inc. to expand its offering of technology and services to include the area of asset management within research enterprises. Among these specialized asset management solutions are the following:

  EMAX Reagent Manager optimizes the management of reagents from sourcing through disposal, uniting procurement and asset management with logistical processes. EMAX Reagent Manager is an enterprise solution for scientists, purchasing professionals, receiving, health and safety workers.

  EMAX Reagent Manager Foundation is the front-end for scientists and the back-end for system administrators:

  . Research Desktop allows scientists to search, requisition, order, receive and track reagents. Container tracking is available for splitting, replicating, transferring and disposing of containers;

  . Administration System enables system administrators to establish conventions and protocols for user access levels, and safety/handling procedures; and

  . Advanced Container Tracking audits the movement of chemicals and managing waste disposal and basic receiving and inventory reconciliation functionality.

  EMAX Reagent Manager Health & Safety Modules provide for reagent clearance monitoring and waste management:

  . Clearance Monitor Module verifies workers and functions are authorized to order, receive, transfer and dispose of materials and assures regulatory compliance; and

  . Waste Manager Module assists compliance with EPA, government regulations and employee safety via access to hazardous reagent information and also enables tracking of waste disposal cost, waste pickup requests, and improved reporting capabilities.

  EMAX Reagent Manager Stockroom Manager Module offers complete inventory management of on-site scientific stockrooms. The system suggests replenishment orders, tracks backorders, maintains on-hand inventory levels and processes physical inventory as needed. It also enables you to maintain information on suppliers, costs, shelf locations, other laboratory supplies, and electronically orders required materials from suppliers based on automated reorder points.

  EMAX Substance Manager(TM) is the industry-leading substance and plate management software solution for research enterprises. EMAX Substance Manager automates processes for receiving samples, preparing plates, tracking substances and submitting requests for screening. This robust set of product capabilities is developed to interact with informatics and automation systems and is scalable to support usage by organizations of variable sizes.

Research Resources and Solutions

  To address the needs of scientists, we have developed unique resources that reduce research costs while enhancing productivity. These applications are targeted at various scientific disciplines such as analytical chemistry, separation sciences, life sciences, and technical scientific information and relevant news. We offer a unique combination of research resources:

  Chromatography Column Resource allows separation science experts to quickly source and order chromatography columns from the world's leading suppliers. Its features include:

  . the largest chromatography column database available from one access point allowing researchers to choose from more than 90,000 chromatography columns, 3,600 product trade names and 100 different suppliers;

  . search engines that allow users to search for part number, trade name, and product specifications, such as chemical phase, pore size and more;

  . side-by-side product comparisons are enabled by physical specifications such as chemical phase, base material, carbon load, and surface area; and

  . automatic cross-reference technology that allows users to cross-reference products by supplier based on the manufacturer's part number.

  The Chromatogram Library offers a non-biased application database containing thousands of chromatograms. Because the Chromatogram Library is integrated with the Chromatography Column Resource, once the scientist has identified the chromatogram of interest, he can locate the columns needed to perform a desired separation and order them through the column resource. The library is a growing database of thousands of chromatograms, all indexed in a standardized, easy-to-search database. It has an intuitive search engine that allows users to compare chromatograms/methods by chromatogram title or keyword (e.g., steroid), compound name (e.g., codeine), compound(s), column type/discipline used, supplier or specific column trade name.

  The Antibody Resource offers a comprehensive and intuitive application that allows the life scientist to source and order antibodies from an extensive, content rich database. This application offers an extensive database with over 140,000 primary and secondary antibody products. The powerful search engine allows users to search multiple attributes simultaneously by: name, antigen, clone, conjugate type, supplier, host, species reactivity, monoclonal vs. polyclonal. Search results are presented as a comparative table based on common attributes.

  The Chemical Resource provides scientists with the capability to search for reagents and chemical compounds by characteristic or by structure/substructure from over 400,000 chemical products representing many of the world's largest research chemical suppliers. Users are able to view the following information: chemical structure, CAS number, systematic chemical name, common chemical name, abbreviations and synonyms, chemical and physical properties, structure and substructure searching.

  SciCentral delivers current, discipline-specific scientific news direct to the researcher's desktop including:

  . Breaking Research News separated by discipline and updated daily with data from over 200 professional sources;

  . Locators that enable the scientist to quickly pinpoint literature, conferences and databases;

  . Directory of Specialized Resources organized by discipline with specialized site directories, databases and special reports;

  . Fully Customized Weekly Newsletter service that enables the scientist to create a personalized profile and monitor research breakthroughs and new online resources in his/her specific areas of interest; and

  . Special Features are dedicated to specific topics such as Science Policy & Ethics, K-12 Science, Women and Minorities in Science, etc.

Supplier Solutions

  SmartStore(TM) is a SciQuest-hosted supplier e-commerce solution that allows suppliers of scientific products to transact business directly with customers through their web sites using SciQuest's technology platform. Leveraging SciQuest's proven content, search, procurement and integration platform, SmartStore(TM) allows suppliers to rapidly and cost effectively build their own Web storefront to capture sales revenue beyond the SciQuest private e-marketplaces for buyers.

  SciQuest's SmartStore(TM) offering provides suppliers the opportunity to:

  .  leverage a proven technology platform;

  .  accelerate time to market;

  .  reduce risk of implementation;

  .  save deployment and maintenance costs; and

  .  integrate with customers' procurement applications and systems.

  We also offer suppliers content management solutions as well as platform integration services. Additional content and connectivity solutions are currently in development.

Content Management Services

  Suppliers may contract with us to modify, enrich, and publish their product content in a secure electronic catalog for customers to access. We may convert the data from a diverse range of file and formats into our universal scientific catalog. Suppliers can choose to add access to more detailed content including images, technical papers, protocols, journal articles, and additional product specifications. We also provide content management services that allow suppliers to provide customer specific pricing to buyers.

Sales & Marketing

  We market and sell our technology and solutions through direct sales, traditional and internet marketing initiatives and co-marketing relationships. Our sales force concentrates on selling our enterprise compatible solutions and services to large research organizations and suppliers. We expect to continue to attract and retain scientists, purchasing professionals and suppliers, thereby growing our installed customer base and increasing repeat purchases.

  We leverage a variety of marketing channels to build our brand equity as well as promote our solutions to both buyers and suppliers. These channels include direct marketing, print and online advertising, trade shows and seminars. Our public relations department communicates new products, solutions, service offerings and other enhancements to industry analysts and targeted scientific and business press on a regular basis through a combination of press releases, phone briefings, in-person meetings and trade show appointments.

  As of December 31, 2000, we had 71 people in our sales and marketing group.

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

 Strategic Relationships--Purchasing

  We have entered into agreements with Dow Chemical Company, DuPont Pharmaceuticals Company, Monsanto Company, and Merck & Company, Inc. to establish purchasing relationships. Pursuant to these agreements, we will be the exclusive third-party electronic aggregator for purchases of scientific products in North America for Dow Chemical Company, DuPont Pharmaceuticals Company and Merck & Company, Inc. and an approved third-party electronic aggregator for purchases of scientific products in North America for Monsanto Company. As an exclusive third-party electronic aggregator, we will be the sole electronic means by which Dow Chemical Company, DuPont Pharmaceuticals Company and Merck & Company, Inc. purchase scientific products that are not sold primarily through traditional distributors. As a third-party electronic aggregator, we will be an electronic means by which Monsanto may purchase scientific products that are not sold primarily through traditional distributors. Each of these agreements provides that:

  . the purchaser will use its reasonable efforts to purchase at least $5.0 million of scientific products annually through our marketplace but otherwise there are no minimum purchase commitments; and

  . the purchaser will participate in case studies of our marketplace and otherwise promote our marketplace within the scientific products industry.

  In connection with these relationships, we have issued warrants to purchase an aggregate of 328,914 shares of our common stock at an exercise price of $0.01 per share. These warrants vest in equal annual installments over three years. In addition, we have agreed to issue to each of these purchasers additional incentive warrants, the number of which will be based on that purchaser's volume of purchases through the SciQuest.com marketplace during the years 2000, 2001 and 2002. These incentive warrants will be issued on February 15, 2001, 2002 and 2003, at an exercise price of $16.00, and will be exercisable upon issuance for a period of five years. Based on these purchasers' volume, on February 15, 2001, we issued incentive warrants to purchase approximately 58,000 shares of common stock.

 Strategic Relationships--Suppliers

  We have entered into agreements to be the exclusive third-party provider of electronic marketplace services in the United States for periods up to five years with key suppliers of scientific products including: Alltech Associates, Inc.; Ambion, Inc.; Amersham Pharmacia Biotech, Inc.; BioWhittaker, a Cambrex Company; Endogen, Inc. and Pierce Chemical (Perbio Science Companies); KPL; PerkinElmer, Inc. (including the recent acquisition of NEN Life Sciences).; QIAGEN N.V.; Schleicher & Schuell; and Shimadzu Scientific Instruments, Inc.

  These agreements provide that we will be the exclusive third-party provider of electronic marketplace services in the United States for a period of five years; those suppliers will promote our marketplace, including participating in co-marketing and advertising programs; these suppliers will have the opportunity to elect four of the seven members of our Board of Governors, which will consist of various members of the scientific products industry and will serve as an advisory board for our management by providing suggestions and feedback and reviewing potential new services; these suppliers will utilize our marketplace for their purchases of scientific products; these suppliers may terminate the exclusive nature of the agreement after 18 months, subject to forfeiture of outstanding warrants; and these agreements may be terminated by either party for material breach or upon the occurrence of bankruptcy or similar events.

  In connection with certain of these agreements, we issued warrants to purchase up to an aggregate of 3,700,266 shares of our common stock at an exercise price of $0.01 per share. These warrants generally vest in equal installments over four or five years. A supplier's warrants will terminate automatically if that supplier terminates the exclusive nature of our relationship or otherwise terminates the agreement.

Technology

  We have integrated a broad array of specialized site management, search and buyer interaction technologies, content management applications, asset management technologies, transaction processes and fulfillment services. We are using our own proprietary technology and, where appropriate, commercially available, licensed technologies.

  We have developed our e-commerce solutions utilizing development methodologies and tools that enable rapid development and deployment of customized versions of our solutions. We believe this will allow us to quickly deliver customer specific solutions while minimizing development time and costs. Our database is designed to be scalable to accommodate the expected growth in the number of products offered. We also convert and maintain the product data provided by suppliers for inclusion in our database.

  We own all of our front-office and back-office production servers and web site hardware. Our web sites run off of multiple redundant product application servers. Our production servers are located at a third-party network operating center located in Raleigh, North Carolina, which provides 24-hour systems support, as well as connectivity to all major Internet bandwidth via redundant high speed T-3 connections. The server and network architecture is designed to provide high speed and reliability for the operation of our Web sites and all our communications.

  Our procurement offering is developed and deployed on a platform of technologies from leading providers. Our solutions are engineered and quality assured in conjunction with our enterprise customers. Our close collaboration with our customers has provided us with requirements, specifications and a validation process that has resulted in the delivery of enterprise solutions. This approach of utilizing commercially available operating systems, data management systems, e-business application services and scalable distributed infrastructure gives us an operating platform that supports reliability, speed to market and rapid transactional growth. We have also engineered a unique methodology that enables us to configure specific solutions within each customer's private marketplace that meets the needs for both enterprise procurement and researcher productivity. In addition to robust technologies and customer driven development processes, we have implemented practices in areas of development, deployment, production control, administration and monitoring. Our application development and deployment practices include:

  .  version management;

  . multiple, segmented development, test, staging and production environments;

  .  automated regression testing;

  .  load & stress testing;

  .  Q&A processes and procedures;

  .  application and database performance monitoring;

  .  application level error tracing;

  . standardized development environment for consistent and efficient application development; and

  .  architectural review and oversight.

  We have service level agreements with our internet service provider, providing up time of 99.997% of network availability. This is accomplished through access to multiple Internet backbones with redundant network connections. On a nightly basis, a backup of the production environments and databases are performed and stored offsite in a vaulted location, which enables full business recovery. We regularly test the reliability of our fail over systems and have numerous contingency plans in place for business continuity. We utilize external monitoring and load testing tools from Mercury Interactive to track the performance of our production environment.

  As of December 31, 2000, we had 106 people in our development and data management groups. Development expenses were $1.2 million in 1998, $9.1 million in 1999, and $17.0 million in 2000.

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

Competition

  The market for providing technology and solutions for research enterprises and their suppliers is fragmented, rapidly evolving and intensely competitive. Our primary competition includes the following:

  Enterprise Commerce Providers. A number of enterprise commerce providers have established technologies, solutions, and customer relationships that provide alternative choices for our potential customers.

  Online Scientific Communities. There are a number of Web sites that have created e-communities to serve the information needs of the scientists. Traditionally, these communities have provided a means of retrieving scientific information as well as providing discussion groups, bulletin boards and directories. Increasingly, these communities include an e-commerce function that may compete with our technologies and solutions.

  Suppliers' E-Commerce Initiatives. Many suppliers have developed their own e-commerce enabled Web sites. As the online market for scientific products and services grows, we expect that these and other scientific suppliers will further develop their own online services.

  Existing Processes. Many buyers and suppliers have deployed internal resources or may be using existing external technology and service partners to provide for their commerce and asset management solutions. We believe that a significant downturn in the market valuations of companies like SciQuest may increase customers' likelihood of concentrating on existing processes due to increased perceptions of risk. Moreover, the closing in 2000 of our primary direct competitor, Chemdex, a division of the Ventro Corporation, may cause additional concern among our prospective customers.

  We believe that companies in this market compete based on: brand recognition; number and quality of product offerings; price; ease of use; and customer service and fulfillment capabilities.

  Competition is likely to intensify as this market matures. As competitive conditions intensify, competitors may: enter into strategic or commercial relationships with larger, more established and well-financed companies; secure services and products from suppliers on more favorable terms; devote greater resources to marketing and promotional campaigns; secure exclusive arrangements with buyers that impede our sales; and devote substantially more resources to Web site and systems development.

  Our current and potential competitors' technology and solutions may achieve greater market acceptance than ours. Many of our existing and potential competitors, including large traditional distributors, have longer operating histories in the scientific products market, greater name recognition, larger customer bases and greater financial, technical and market resources than we do.

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

Government Regulations

  We are subject to various laws and regulations relating to our business, which include numerous laws and regulations generally applicable to the chemical, pharmaceutical, controlled substances, human and biological reagents, and nuclear chemical businesses, and environmental spills. Although we take legal title to the products offered through our marketplace, we do not take physical possession of a shipment during any part of the transaction. Legal title generally passes to the buyer at the time of product shipment. As a result, we have historically relied, and will in the future rely to a substantial degree, upon our suppliers to meet all packaging, distribution, labeling, hazard and health information notices to purchasers, record keeping and licensing requirements applicable to transactions conducted through our system. In addition, we rely upon our carriers to comply with regulations regarding the shipment of hazardous materials sold through our system. At times, we may be unable to verify the accuracy of our suppliers' regulatory staff determinations and regulatory compliance. We could be fined or exposed to civil or criminal liability, including monetary fines and injunctions, if the applicable governmental regulatory requirements are not fully met by our suppliers, carriers or by us directly.

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

Employees

  As of December 31, 2000, we had 373 full-time employees. None of our employees are covered by a collective bargaining agreement. We consider our relations with our employees to be good.

  During the first quarter of 2001, we reduced the number of full time employees by approximately 100 to approximately 275 people. These reductions were made in order to reduce our overhead costs in 2001 and future years. These reductions primarily affected the sales and marketing, development, operations, and data management departments.

Directors and Executive Officers

  Our directors and executive officers and their ages as of December 31, 2000 were as follows:

   Name                      Age                    Position
   ----                      ---                    --------
M. Scott Andrews............  35 President, Chief Executive Officer and Director
Lyle A. Brecht..............  53 Chief Business Development Officer
Robert M. Fusillo...........  34 Chief Information Officer
Cecil Kost..................  47 President, E-Commerce
Barrett Joyner..............  48 Executive Vice President
Donna G. LeGrand............  49 Vice President, General Counsel
James J. Scheuer............  53 Chief Financial Officer
Bruce J. Boehm..............  46 Director
Noel J. Fenton..............  62 Director
Gautam A. Prakash...........  31 Director
Lloyd Segal.................  36 Director
Timothy T. Weglicki.........  49 Director

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

  Barrett Joyner serves as Executive Vice President of the e-Services Division. In this role, he is responsible for the direction of the company's
1.6 million-item e-catalog and for using SciQuest's vast store of transactional data to help buyer and supplier partners make better strategic business decisions. Prior to joining SciQuest, Barrett held the position of President of SAS North America where he directed services, sales and marketing activities for SAS Institute. Barrett earned a Bachelor of Science degree from the University of North Carolina at Chapel Hill.

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

  Donna G. LeGrand has served as Vice President and General Counsel since February 2000. From 1998 to February 2000, Ms. LeGrand served as Division Counsel, Strategic and Global Licensing Division for SAS Institute Inc, a privately held Software Company. From 1994 to 1998, Ms. LeGrand served as Partner with Moore & Van Allen, a general practice law firm, where she specialized in Information Technology Transactions. From 1989 to 1994, Ms. LeGrand served as an Associate (1989-1993) and then a Partner (1993-1994) of Information Systems with Graham & James, a general practice law firm in Raleigh, North Carolina. From 1985 to 1989, Ms. LeGrand served as an Associate Attorney for Thompson & Knight in Dallas, Texas where she specialized in Oil, Gas and Real Estate Financing. From 1984 to 1985, Ms. LeGrand served as Attorney-Advisor to Honorable Henry A. Politz, U.S Court of Appeals, Fifth Circuit. Ms. LeGrand earned her Juris Doctor from Duke University and is a Member of the North Carolina State and Texas State Bar.

  James J. Scheuer has served as our Chief Financial Officer since September 1998. From March 1996 to March 1998, Mr. Scheuer served as Chief Operating Officer and later Chief Financial Officer for Boise Marketing Services, Inc., a subsidiary of Boise Cascade Office Products Corporation, and its predecessor. From December 1989 to March 1996, Mr. Scheuer served as Senior Vice President--Group Executive/Chief Financial Officer of Hickory Farms, Inc., and the President of Canadian Hickory Farms, Ltd. From 1970 to 1989, Mr. Scheuer was employed by Deloitte Haskins & Sells and was the partner in charge of its Jacksonville, Florida office from 1985 to 1989. Mr. Scheuer is a certified public accountant and received his B.A. in business administration from the University of Wisconsin--Oshkosh.

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

  Lloyd M. Segal has served as a director of SciQuest.com since May 2000. Lloyd has been President & CEO of Caprion Pharmaceuticals Inc. since November 1998. Mr. Segal was previously President & CEO of Advanced Bioconcept Ltd. from 1996 to 1998. Mr. Segal was a management consultant with McKinsey & Co. from 1992-1996, focusing on North America financial institutions and industrial clients. Mr. Segal is a member of the Board of Directors of Hallmark Technologies and a member of the Board of Overseers of the School of Science, Brandeis University. Mr. Segal earned a BA in Politics from Brandeis University, and an MBA from Harvard University.

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

Item 2. Properties

  Our headquarters are located in Morrisville, North Carolina, where we currently lease and sublease approximately 93,000 square feet of office space. This lease expires in August 2005. We expect these facilities to be sufficient for the foreseeable future.

  We maintain an office in Newtown Square, Pennsylvania where our wholly-owned subsidiary, EMAX Solutions is located. The lease for approximately 20,000 square feet of space expires in March 2001. We have entered into a new lease for 39,000 square feet of space, which lease expires in 2010. We expect this space will be sufficient for the foreseeable future.

  We maintain an office in Farmingdale, New York, where our wholly-owned subsidiary, BioSupplyNet, is located.

Item 3. Legal Proceedings

  We are not a party to any material legal proceedings.

Item 4. Submission Of Matters to a Vote of Security Holders

  Not applicable.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

  SciQuest's common stock is traded on The Nasdaq National Market under the symbol "SQST". The price per share reflected in the table below represents the range of low and high closing sale prices for the Company's common stock as reported by The Nasdaq Stock Market for the quarters indicated:

            Quarter Ended           High Price Low Price
            -------------           ---------- ---------
            December 31, 1999......  $84.125    $27.375
            March 31, 2000.........  $83.875    $25.750
            June 30, 2000..........  $27.000    $ 7.000
            September 30, 2000.....  $14.000    $ 6.906
            December 31, 2000......  $ 6.250    $ 1.313

  The closing sale price of the Company's common stock as reported by The Nasdaq Stock Market on March 27, 2001 was $1.219.

  The number of shareholders of record of the Company's common stock as of February 28, 2001, was approximately 714.

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

  (a) Issuances of Securities

  In January 2000, we issued 26,930 shares of our common stock, which had a market value of approximately $1,828,000 at the time of issuance, in exchange for all of the outstanding stock of Intralogix, Inc., a provider of tools that enable scientists to search, compare and purchase chromatography products for their research needs.

  In February 2000, we issued 40,000 shares of our common stock, which had a market value of $2,534,000 at the time of issuance, in exchange for all of the outstanding stock of SciCentral, Inc., a provider of a gateway to online science and technology resources, news and information.

  In March 2000, we issued 1,584,010 shares of our common stock to the former stockholders of EMAX Solution Providers, Inc., a provider of electronic research solutions designed to optimize pharmaceutical drug research operations and expedite drug discovery.

  (c) The shares of common stock, described in paragraph (a) of this Item 5 were issued in reliance on the exemption provided by Section 4(2) and/or Rule 506 of Regulation D promulgated pursuant to the Securities Act.

Item 6. Selected Financial Data

                     SELECTED CONSOLIDATED FINANCIAL DATA
                     (In thousands, except per share data)

  Our selected financial data set forth below should be read in conjunction with our financial statements and accompanying notes appearing elsewhere in this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The historical statements of operations data for the years ended December 31, 1998, 1999 and 2000, and the historical balance sheet data as of December 31, 1999 and 2000 are derived from, and are qualified by reference to, our financial statements which are included herein, which have been audited by PricewaterhouseCoopers LLP. The historical statement of operations data for the years ended December 31, 1996 and 1997 and the balance sheet data as of December 31, 1996, 1997 and 1998 are derived from our audited financial statements not included in this report. Historical results are not necessarily indicative of results to be expected in the future.

                                          Year Ended December 31,
                                  --------------------------------------------
                                   1996    1997    1998      1999       2000
                                  ------  ------  -------  ---------  --------
Statement of Operations Data:
Revenues:
  E-Commerce....................  $  --   $  196  $   478  $   3,882  $ 46,195
  License fees and other
   professional services........     --      --       --         --      5,509
                                  ------  ------  -------  ---------  --------
Total revenues..................     --      196      478      3,882    51,704
                                  ------  ------  -------  ---------  --------
Cost of revenues
  E-Commerce....................     --      --        42      3,426    44,700
  License fees and other
   professional services........     --      --       --         --      3,533
                                  ------  ------  -------  ---------  --------
Total cost of revenues..........     --      --        42      3,426    48,233
                                  ------  ------  -------  ---------  --------
  Gross profit..................     --      196      436        456     3,471
                                  ------  ------  -------  ---------  --------
Operating expenses:
  Development...................      85     140    1,191      9,064    17,035
  Sales and marketing...........     150     257    1,706     19,522    20,073
  General and administrative....     301     457    1,104      7,136    55,023
  Purchased in-process research
   and development..............     --      --       791        --        700
  Restructuring.................     --      --       --         --      2,202
                                  ------  ------  -------  ---------  --------
Total operating expenses........     536     854    4,792     35,722    95,033
                                  ------  ------  -------  ---------  --------
Operating loss..................    (536)   (658)  (4,356)   (35,266)  (91,562)
Net interest income (expense)...      (9)    (32)      80      1,869     7,149
                                  ------  ------  -------  ---------  --------
Loss before income taxes........    (545)   (690)  (4,276)   (33,397)  (84,413)
Income tax benefit..............     --      --        54        219        66
                                  ------  ------  -------  ---------  --------
Net loss........................    (545)   (690)  (4,222)   (33,178)  (84,347)
Accretion of mandatorily
 redeemable preferred stock.....     --      --      (328)   (79,289)      --
                                  ------  ------  -------  ---------  --------
Net loss available to common
 stockholders...................  $  545  $ (690) $(4,550) $(112,467) $(84,347)
                                  ======  ======  =======  =========  ========
Net loss per common share--basic
 and diluted....................  $(0.16) $(0.20) $ (1.33) $  (18.10) $  (2.99)
Weighted average common shares
 outstanding....................   3,412   3,412    3,412      6,215    28,243

                                             As of December 31,
                                  --------------------------------------------
                                   1996    1997    1998      1999       2000
                                  ------  ------  -------  ---------  --------
Balance Sheet Data:
Cash and cash equivalents.......  $    9  $  331  $ 5,391  $  98,126  $ 20,163
Working capital (deficit).......    (227)    (28)   6,413    119,983    55,473
Total assets....................      77     385    9,173    156,902   203,193
Long-term liabilities...........      66      79      385      1,257     1,524
Mandatorily redeemable
 convertible preferred stock....     --      --    10,883        --        --
Stockholders' equity (deficit)..    (254)    (81)  (3,102)   149,819   187,125

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes, which appear elsewhere in this report.

  Some of the statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report contain forward-looking information. You can identify these statements by forward-looking words such as "expect," "anticipate," "believe," "goal," "plan," "intend," "estimate," "predict," "potential," "continue," "may," "will," and "should" or similar words. They include statements concerning:

  .   future revenues from e-commerce transactions;

  .   future revenues from sales of scientific equipment;

  .   expansion of our product and service offerings;

  .   future gross profits;

  .   future development expenses;

  .   future sales and marketing expenses;

  .   future general and administrative expenses;

  .   future stock-based customer acquisition costs;

  .   the effect of changes in our revenue recognition policies;

  .   the timing of loading data into our e-commerce marketplace

  .   our international expansion

  .   the effects of our restructuring program; and

  .   the adequacy of our existing liquidity and capital resources

  You should be aware that these statements are subject to known and unknown risks, uncertainties and other factors, including those discussed in the section entitled "Factors That May Affect Future Results," that could cause the actual results to differ materially from those suggested by the forward-looking statements.

Overview

  SciQuest is a technology and solutions company providing integrated e-commerce and asset management solutions for research enterprises and their supplier partners worldwide. Our unbiased position, domain expertise and proven technology enable SciQuest to make e-solutions work for science through advanced technologies, content management, supply chain solutions and professional services. The Company's platform and solutions can be utilized independently or integrated with leading software vendors and supplier systems to unite science, information and technology. We believe that our solutions enhance innovation, reduce costs, and improve operational effectiveness for scientific organizations worldwide.

  We were incorporated in November 1995 and commenced operations in January 1996. During 1996, we focused on developing our business model and the required technology. We did not begin to recognize any revenues until 1997.

  In October, November and December 1999, we entered into strategic relationships with a number of key suppliers and buyers of scientific products, whereby we issued to these suppliers and buyers warrants to purchase the Company's common stock at an exercise price of $0.01 per share. These warrants will vest over a period of three to five years and will be exercisable until 2004. We have issued these warrants in connection with these agreements, as we believe that these relationships are an integral component of our business plan. At December 31, 2000, warrants to acquire 4,010,847 shares of common stock were outstanding.

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

  These strategic relationships also include agreements for SciQuest with major enterprise buyers to be their third-party electronic aggregator for purchases of scientific products in North America for a period of three years. Although these buyers have agreed to use reasonable efforts to purchase at least $5.0 million of scientific products annually through our marketplace, there are no minimum purchase commitments. The warrants issued in connection with these relationships vest over a period of three years, regardless of their level of purchases through our electronic marketplace.

  We have recorded net deferred customer acquisition costs of approximately $4.9 million at December 31, 2000, related to these outstanding warrants, which is included as a separate component of stockholders' equity. Deferred customer acquisition costs are determined based on the difference between the closing trading price of our common stock and the $0.01 exercise price of the stock warrants, which approximates the value as determined by the Black Scholes option pricing model. The amount of deferred customer acquisition costs recognized for all of the warrants issued to our key suppliers and buyers is adjusted each reporting period based on changes in the fair value of the warrants until such date as the warrants are fully vested and non-forfeitable. Deferred customer acquisition costs will be amortized to operating expense, using a cumulative catch-up method, over the term of the related contractual relationship. We recorded net expense (benefit) from stock-based customer acquisition costs of $9,141,000 and ($6,974,000) for the years ended December 31, 1999 and 2000, respectively.

  We have also agreed to issue to these major enterprise buyers additional incentive warrants to purchase shares of our common stock with an exercise price of $16.00 per share, the number of which will be based on each purchaser's volume of purchases through our marketplace during the years 2000, 2001 and 2002. These incentive warrants will be issued on February 15, 2001, 2002 and 2003, will be fully vested and exercisable upon issuance and will continue to be exercisable for a period of five years after the date of issuance. For incentive warrants related to 2000 purchases, deferred customer acquisition costs will be recognized at the date of issuance of these incentive warrants in an amount equal to the estimated fair value of the warrants at the date of issuance determined using the Black Scholes valuation model and will be amortized, using a cumulative catch-up approach, as a non-cash charge to revenue over the remaining term of the strategic relationship with these key buyers. Based on these purchasers' volume, on February 15, 2001, we issued incentive warrants to purchase approximately 58,000 shares of common stock.

  In future periods, the Company expects to account for incentive warrants pursuant to EITF Issue 00-22, "Accounting for "Points" and other Time- or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future." Under the consensus in Issue 00-22, the Company will estimate the number of incentive warrants that will ultimately be earned, factoring in returns, if it can be reasonably estimated. Each revenue transaction with customers that earn incentive warrants will be reduced by an applicable incentive cost rate. Changes to estimates of the ultimate incentive cost will be recognized by using a cumulative catch-up adjustment at each balance sheet date and by reducing future revenues, on a non-cash basis, based on a revised incentive cost rate. If, in any period, the non-cash charges related to incentive warrants issued to any customer exceed revenues earned from sales to such customer, the excess charge will be included in sales and marketing expenses.

  As part of a comprehensive restructuring program announced in November 2000, we reduced our workforce by approximately 10%. In connection with this reduction, we recorded a one-time charge of approximately $2.2 million in the fourth quarter of 2000 related to separation benefits paid to those affected employees and the write-down of assets related to unprofitable business lines. We expect this restructuring program to reduce our operating expenses and improve our cash flow from operations beginning in 2001 as compared to our previous expectations.

  On March 22, 2000, we acquired all of the outstanding capital stock of EMAX Solution Partners, Inc., a provider of electronic research solutions designed to optimize pharmaceutical drug research operations and expedite drug discovery, for the issuance of 1,584,010 shares of our common stock and the assumption of 374,152 outstanding stock options. In addition, we granted to EMAX employees a total of 113,980 SciQuest.com stock options (the "Additional Options"), pursuant to the SciQuest.com 1999 Stock Incentive Plan. These Additional Options were granted at an exercise price that was less than the fair value of our common stock on the date of grant. In connection with the grant of these options, we recorded approximately $5.2 million of deferred compensation which is being amortized in accordance with the vesting schedule of the related options. The acquisition of EMAX was accounted for using the purchase method of accounting. The acquisition of EMAX enables us to provide electronic and Internet-based solutions that are designed to streamline the drug discovery processes of our customers, including large pharmaceutical, biotechnology and life science companies, by integrating their supply chains with critical research processes.

  EMAX incurs development costs in the customization of its software products sold to customers. These costs are primarily comprised of salaries and related benefits for EMAX's employees. EMAX typically retains the intellectual property rights to modifications made to its software products for individual customers and is then able to offer these modifications to future customers. EMAX capitalizes its software development costs upon the achievement of technological feasibility and ceases capitalization when the software product is available for general release. Through December 31, 2000, the post-acquisition capitalization of development expenses for software is $3.7 million. EMAX incurred $5.2 and $3.4 million and $4.4 and $41.2 million in development costs and selling, general and administrative expenses, respectively, during the years ended December 31, 1999 and 2000, respectively. Losses expected to be incurred on custom development and implementation services contracts in process, for which the fee is fixed, are charged to income in the period it is estimated that such losses will occur.

  Assuming the acquisition of EMAX had occurred on January 1, 2000, our pro forma revenues, operating loss and net loss for the year ended December 31, 2000 would have been $52.5 million, $103.5 million and $96.2 million, respectively. This represents an increase of $0.8 million in revenues, $11.9 million in operating loss and $11.9 million in net loss, respectively. Excluding $44.0 million of amortization of goodwill, purchased intangibles and stock-based employee compensation expense, pro forma net loss would have been $52.2 million. Assuming the acquisition of EMAX had occurred on January 1, 1999, our pro forma revenues, operating loss and net loss for the year ended December 31, 1999 would have been $10.9 million, $81.5 million and $79.2 million, respectively. This represents an increase of $7.0 million in revenues, $46.2 million in operating loss and $46.0 million in net loss, respectively. Excluding $44.3 million of amortization of goodwill, purchased intangibles and stock-based employee compensation expense, pro forma net loss would have been $34.9 million. The pro forma results for the year ended December 31, 2000 and 1999 do not include the write-off of purchased in-process research and development. These pro forma operating results are not necessarily indicative of what our results would have been had the acquisition of EMAX occurred on January 1, 2000 or January 1, 1999, nor can our future operating results be predicted from these amounts.

  On January 14, 2000, we acquired all of the outstanding capital stock of Intralogix, Inc. for a total purchase price of $2.2 million, which included the issuance of 26,930 shares of our common stock, $295,000 in cash and the assumption of $72,000 in liabilities. Intralogix provides tools that enable scientists to search, compare and purchase chromatography products for their research needs.

  On February 2, 2000, we acquired all of the outstanding capital stock of SciCentral, Inc. for a total purchase price of $2.7 million, which included the issuance of 40,000 shares of our common stock, $112,000 in cash and the assumption of approximately $15,000 in liabilities. SciCentral provides users with a gateway to online science and technology resources, news and information.

  The Intralogix and SciCentral acquisitions were not financially significant as they related to the purchase price or past results of operations of the acquired entities. Therefore, pro forma financial information has not been presented for these acquisitions. These acquisitions were accounted for using the purchase method of accounting.

  Revenues consist of (1) sales of scientific products in e-commerce transactions originating on our web sites, (2) sales of scientific equipment,
(3) sales of software licenses and fees for implementation, customization and maintenance services related to these software licenses, (4) advertising revenues from our web sites, (5) advertising revenues from the Source Book, and (6) commissions received from the auction of used scientific equipment. Prior to the launch of our e-commerce marketplace in April 1999, substantially all of our revenues were derived from advertising on our web sites. Revenues from e-commerce transactions became a significant source of our revenues in the third quarter of 1999 and are expected to continue to increase. Sales of scientific equipment were a significant source of revenues in the second and third quarters of 2000 as we sought to introduce new pharmaceutical, clinical, biotechnology, chemical, industrial and educational organizations to our marketplace. Transactions involving the sale of scientific equipment typically have significantly higher gross sales prices, on a per-transaction basis, and lower gross margins than do transactions for scientific products in e-commerce transactions originating on our web sites.

  We offer various web-based solutions where potential buyers can cross-search content from multiple suppliers and build a multiple line item order for products from various suppliers. When a purchaser places an order through our marketplace, we purchase that item from the supplier at either a pre-negotiated price or at a discount from the supplier's list price and arrange for shipment to the purchaser. We take legal title to the products purchased at the date of shipment and relinquish title to our customers upon delivery. After the customer receives the product, we begin the collection process by presenting a consolidated invoice to the customer for the products represented in the order. Payment by the customer to us is then made through a traditional account setup and payment system or, in some cases, by credit card/procurement card. We offer extended payment terms to our customers who purchase scientific equipment as these transactions have higher dollar values. We bear all credit risk on sales that we make and we are obligated to pay the supplier of the products that we purchase regardless of whether we receive payment from the customer for the products. For each transaction, we recognize revenue in the amount of the sales price of the item to the customer and recognize the amount paid to the supplier plus shipping costs as cost of goods sold. The difference between revenues and cost of goods sold is our gross profit.

  Revenues from sales of scientific products in e-commerce transactions and from sales of scientific equipment are recorded as product revenues on a gross basis and are recognized upon receipt by our customers. Product shipments are generally made on our designated carriers and we are responsible for shipping costs which are recorded as cost of revenues. We invoice the customer for the shipping costs.

  Advertising revenues are recognized ratably over the period in which the advertisement is displayed. Revenues from advertising included in the Source Book are recognized at the date the Source Book is published and distributed. Advertising on our Web sites is sold by Cahners Business Information. Cahners pays us a percentage of the total advertising revenues that it receives.

  EMAX recognizes revenue from the sale of licenses to its software products, the implementation and customization of its software products and the sale of maintenance and support contracts. EMAX recognizes revenues from the sale of licenses to its software products and implementation and customization of these software products on a percentage-of-completion basis over the period of the customization and implementation services, which generally ranges from three to nine months. EMAX recognizes revenues from the sale of maintenance and support contracts ratably over the period of the maintenance and support agreements, which is typically twelve months. Revenues from the sale of standardized versions of the EMAX software are recognized upon customer acceptance in accordance with Statement of Position 97-2, "Software Revenue Recognition."

  EMAX generated revenues from the sale of software licenses and implementation and customization of software products totaled $6.3 and $5.4 million for the years ended December 31, 1999 and 2000 respectively, and revenues from maintenance and support contracts totaled $0.4 and $0.6 million, respectively, for the same periods.

Planned Change in Revenue Recognition

  We currently take legal title to the products that we purchase from our suppliers and that are in turn are sold to our customers in e-commerce transactions. Beginning during the second quarter of 2001, we will no longer be taking legal title to these products. We will instead act as an agent on behalf of the customer, and title will pass directly from the supplier to the customer. We expect this change to allow us to reduce or eliminate some of our overhead costs, such as product insurance, regulatory compliance, sales tax filings and other related order processing costs. We will continue to be responsible for the collection of the receivable and to bear the resulting credit risk.

  Since we will be acting as an agent for the customer and not as the primary obligor in the transaction, we will no longer record sales of scientific products and scientific equipment in e-commerce transactions on a gross basis. For each sale, we will recognize revenue in the amount of the net commission that we earn for processing the transaction. As a result of this change in revenue recognition policy, we expect to record much lower gross revenues from e-commerce transactions in the future; however, we do not expect our gross margins from e-commerce transactions to be materially affected.

Results of Operations

  The following table sets forth certain operating data as a percentage of total revenues for the periods indicated.

                                                    1998       1999      2000
                                                   -------   --------   ------
Statement of Operations Data:
Revenues:
  E-commerce......................................   100.0%     100.0%    89.3%
  License fees and other professional services....     --         --      10.7
                                                   -------   --------   ------
                                                     100.0      100.0    100.0
                                                   -------   --------   ------
Cost of revenues:
  E-commerce......................................     8.8       88.3     86.5
  License fees and other professional services....     --         --       6.8
                                                   -------   --------   ------
                                                       8.8       88.3     93.3
                                                   -------   --------   ------
Gross profit:
  E-commerce......................................    91.2       11.7      2.9
  License fees and other professional services....     --         --       3.8
                                                   -------   --------   ------
                                                      91.2       11.7      6.7
                                                   -------   --------   ------
Operating expenses:
  Development.....................................   249.3      233.5     32.9
  Sales and marketing.............................   357.0      502.9     38.8
  General and administrative......................   231.0      183.6    106.4
  Purchased in-process research and development...   165.6        --       1.4
  Restructuring...................................     --         --       4.3
                                                   -------   --------   ------
Total operating expenses.......................... 1,002.9      920.0   183.80
                                                   -------   --------   ------
Operating loss....................................  (911.7)    (908.3)  (177.1)
Net interest income (expense).....................    16.7       48.1     13.8
                                                   -------   --------   ------
Loss before income taxes..........................  (895.0)    (860.2)  (163.3)
Income tax benefit................................    11.5        5.6      0.1
                                                   -------   --------   ------
Net loss..........................................  (883.5)    (854.6)  (163.2)
                                                   -------   --------   ------
Net loss available to common stockholders.........  (952.3)% (2,896.8)% (163.2)%
                                                   =======   ========   ======

Year Ended December 31, 2000 and 1999

 Revenues

  Revenues for the year ended December 31, 2000 have been derived primarily from the sale of scientific products in e-commerce transactions, from the sale of scientific equipment and from the sale of licenses to our software products and the implementation and customization of our software products.

  E-commerce revenues increased to $46.2 million for the year ended December 31, 2000 from $3.9 million for the year ended December 31, 1999. This increase was due primarily to $35.0 million in revenues from the sale of scientific products in e-commerce transactions and $11.2 million from the sale of scientific equipment during the year ended December 31, 2000, as compared to $3.9 million and $0, respectively, for the year ended December 31, 1999 as our e-commerce marketplace was not implemented until April 1999 and as we did not begin selling scientific equipment until the second quarter of 2000. We expect to continue earning revenues from the sale of scientific equipment, although we do not expect these sales to continue to comprise a significant portion of our total revenues in 2001. In addition, primarily as a result of the acquisition of EMAX in March 2000, we recognized $5.5 million in software license, implementation and maintenance revenues for the year ended December 31, 2000. During the year ended December 31, 2000, two customers accounted for 10% and 13%, respectively, of total revenues. There can be no assurance that these customers will continue to purchase at these levels.

 Cost of Revenues

  Cost of revenues primarily consists of the purchase price of scientific products sold in e-commerce transactions, the purchase price of scientific equipment sold and related shipping costs for these products. Cost of license fees and other professional services primarily consist of personnel costs for employees who work directly on the development and implementation of customized electronic research solutions and who provide maintenance to customers, and also consists of the amortization of capitalized software development costs.

  Cost of e-commerce revenues increased to $44.7 million for the year ended December 31, 2000 from $3.4 million for the year ended December 31, 1999. Cost of e-commerce revenues increased primarily due to $33.8 million in costs related to the sale of scientific products in e-commerce transactions and $10.9 million in costs related to the sale of scientific equipment during the year ended December 31, 2000, as compared to $3.4 million and $0, respectively, for the year ended December 31, 1999 as our e-commerce marketplace was not implemented until April 1999 and as we did not begin selling scientific equipment until the second quarter of 2000. In addition, primarily as a result of the acquisition of EMAX in March 2000, cost of revenues for license fees and other professional services for the year ended December 31, 2000 was $3.5 million, of which $1.5 million related to the amortization of capitalized software development costs.

 Gross Profit

  Gross profit increased to $3.5 million for the year ended December 31, 2000 from $0.5 million for the year ended December 31, 1999. Gross profit has increased as a result of increased product sales resulting from the launch of our e-commerce marketplace in April 1999, the commencement of scientific equipment sales, which began in the second quarter of 2000, and the acquisition of EMAX in March 2000. Gross profit on sales of scientific products and equipment increased to $1.5 million for the year ended December 31, 2000 from $0.5 million for the year ended December 31, 1999. The acquisition of EMAX contributed $2.0 million of gross profit for the year ended December 31, 2000.

 Operating Expenses

  Development Expenses. Development expenses consist primarily of personnel and related costs to develop, operate and maintain our web sites, aggregate data and the amortization of capitalized development costs.

Development costs increased to $17.0 million for the year ended December 31, 2000 from $9.1 million for the year ended December 31, 1999. This increase resulted from expenses incurred to develop our e-commerce fulfillment system, list suppliers' products on our web sites and from increased amortization of capitalized development costs. This increase also includes $2.3 million of development expenses incurred by EMAX related to the development of electronic research solutions technology. During the year ended December 31, 2000, we capitalized approximately $8.0 million of certain costs related to software and web site development projects.

  Included in development cost is the amortization of non-cash stock-based employee compensation expense, which totaled $1.0 million and $0.1 million in 2000 and 1999, respectively. This is primarily due to an increase in the number of stock options that had been issued to employees with exercise prices less than fair value on the date of grant since December 31, 1999. This increase includes the 113,980 Additional Options issued to EMAX employees in connection with the EMAX acquisition. In addition, in July 1999 and in February 2000, we entered into two employment agreements with personnel from acquired subsidiaries that required the recognition of deferred compensation. Deferred compensation recorded due to the issuance of such stock options and employment agreements is charged to stock-based employee compensation expense over the vesting term of the options and the term of the employment agreements, respectively. We expect our development expenses to decrease in the second half of 2001.

  Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, travel expenses, public relations expenses and marketing materials. Sales and marketing expenses increased to $20.1 million for the year ended December 31, 2000 from $19.5 million for the year ended December 31, 1999. This increase also resulted primarily from the hiring of additional sales and marketing personnel to market our products and services and increased expenses to advertise and promote our e-commerce marketplace, and to a lesser extent, sales and marketing expenses related to our EMAX, BioSupplyNet and Internet Auctioneers International subsidiaries. Sales and marketing expenses for 2000 and 1999 include $1.0 million and $0.2 million, respectively, of amortization of non-cash stock based employee compensation. Also included in sales and marketing expenses for the years ended December 31, 2000 and 1999 is the amortization expense (benefit) of non-cash stock based customer acquisition costs of ($7.0) million and $9.1 million, respectively.

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

  We expect our sales and marketing expenses, apart from the amortization of stock-based customer acquisition costs, to decrease over the first half of 2001. After such time, we expect these expenses to remain at a relatively level dollar amount due to a reduction in the number of personnel in our sales and marketing departments in the fourth quarter of 2000.

  General and Administrative Expenses. General and administrative expenses consist primarily of personnel and related costs for our customer care department and general corporate functions, including finance, accounting, legal, human resources, investor relations, facilities, amortization of goodwill and non-cash stock based employee compensation. General and administrative expenses increased to $55.0 million for the year ended December 31, 2000 from $7.1 million for the year ended December 31, 1999. The increase in general and administrative expenses is primarily the result of increased amortization of goodwill and other intangible assets, primarily resulting from the acquisition of EMAX in March 2000. Amortization of goodwill and other intangibles increased to $31.8 million in 2000 from $0.2 million in 1999. General and administrative expenses also include a charge of $2.5 million and $0.1 million relating to non-cash stock based employee charges in the years ended December 31, 2000 and 1999, respectively. General and administrative expenses also increased as a result of increased payroll costs due to the increase in the number of general and administrative personnel and an increase in professional fees and facilities costs incurred to support the growth of our business. This increase also includes $2.4 million of general and administrative expenses incurred by EMAX, which was acquired in March 2000. In addition, we have experienced an increase in general and administrative costs as a result of becoming a public company in November 1999, such as investor relations costs, directors and officers' insurance costs and increased legal and audit costs. We expect general and administrative expenses to decrease during the second half of 2001, as we reduce our overhead costs.

  Purchased In-process Research and Development. For the year ended December 31, 2000, we recognized an in-process research and development charge of $0.7 million as a result of the acquisition of EMAX. Based on management's valuation of EMAX and its assets, we allocated $0.7 million of the EMAX purchase price of $126 million to software products being developed by EMAX that had not reached technological feasibility and had no alternative use at the date of the acquisition of EMAX. At the date of the acquisition, these software products being developed by EMAX were approximately 15% complete. We estimated at the acquisition date that we would incur a total of approximately $3.0 million to complete the development of these software products and that the development would be completed by March 2001. As of December 31, 2000, we had incurred approximately $3.7 million in software development costs related to these software products.

  Restructuring. As part of a comprehensive program, which was announced in November 2000, we reduced our workforce by approximately 10%. In connection with this reduction, we recorded a one-time charge of approximately $2.2 million in the fourth quarter of 2000 related to separation benefits paid to those affected employees and the write-down of assets related to unprofitable business lines that management decided to eliminate. We expect this restructuring program to reduce our operating expenses and improve our cash flow from operations beginning in 2001 as compared to our previous expectations.

 Interest Income (Expense)

  Interest income (expense) consists of interest income earned on cash deposited in money market accounts and invested in short and long term U.S. Government obligations partially reduced by interest expense incurred on capital lease obligations. Net interest income increased to $7.2 million for the year ended December 31, 2000 from net interest income of $1.9 million for the year ended December 31, 1999. The increase in net interest income was primarily the result of interest earned on proceeds received from our initial public offering in November 1999.

 Income Tax Benefit

  Income tax benefit decreased to $0.1 million for the year ended December 31, 2000 from $0.2 million for the year ended December 31, 1999. The decrease in income tax benefit was the result of the reduction in net deferred tax liabilities during the year ended December 31, 2000.

 Net Loss Available to Common Stockholders

  Net loss available to common stockholders decreased to $84.3 million for the year ended December 31, 2000 from $112.5 million for the year ended December 31, 1999. The decrease in net loss available to common stockholders was due to the increase in our net loss of $51.2 million being more than offset by the decrease from the cessation of accretion of mandatorily redeemable preferred stock upon the effectiveness of the Company's initial public offering on November 22, 1999 compared to $79.3 million for the year ended December 31, 1999.

Year Ended December 31, 1999 and 1998

 Revenues

  Revenues for the year ended December 31, 1999 were derived primarily from the sale of scientific products in e-commerce transactions, advertising revenues from the Source Book and advertising. Revenues for the year ended December 31, 1998 were derived from advertising.

  Revenues increased to $3.9 million for the year ended December 31, 1999 from $0.5 million for the year ended December 31, 1998. This increase was primarily due to $3.0 million in revenues from the sale of scientific products in e-commerce transactions for the year ended December 31, 1999 as compared to zero for the year ended December 31, 1998 as our e-commerce marketplace was not implemented until April 1999. In addition, we had $0.8 million in advertising revenues generated by BioSupplyNet for the year ended December 31, 1999 compared to zero in the year ended December 31, 1998, as we did not acquire BioSupplyNet until September 29, 1998. This has been partially offset by a decline of $0.4 million in revenues from advertisements as the sale of advertisements is no longer a significant part of our business.

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

 Operating Expenses

  Development Expenses. Development expenses consist primarily of personnel and related costs to develop the data for, operate and maintain our web sites and the amortization of our capitalized development costs related to internal use software. Development costs increased to $9.1 million for the year ended December 31, 1999 from $1.2 million for the year ended December 31, 1998. This increase resulted from additional expenses incurred to develop the e-commerce functionality of our e-commerce marketplace, including an increase in the development staff and the costs of continuing the development of the e-commerce technology acquired with BioSupplyNet. Development expense for 1999 also included a change of $0.1 million related to non-cash stock based employee compensation. We expect that our development expenses will continue to increase as we add products from additional suppliers to our e-commerce marketplace, as we develop customized private Web sites for major customers and as we continue to experience rapid increases in the volume of transactions through our e-commerce marketplace. In addition, our development expenses will continue to increase as we amortize development costs related to the development of additional functionality for our Web sites and the completion of the development of the e-commerce technology acquired with BioSupplyNet which have previously been capitalized.

  Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, travel expenses, public relations expenses and marketing materials. Sales and marketing expenses increased to $19.5 million for the year ended December 31, 1999 from

$1.7 million for the year ended December 31, 1998. Sales and marketing expenses for 1999 and 1998 include $0.2 million and $0, respectively, of amortization of non-cash stock based employee compensation. Also included in sales and marketing expenses for the years ended December 31, 1999 and 1998 is the amortization of non-cash stock based customer acquisition costs of $9.1 million and $0, respectively. This increase also resulted primarily from the hiring of additional sales and marketing personnel to market our products and services and increased expenses to advertise and promote our e-commerce marketplace and to a lesser extent sales and marketing expenses related to BioSupplyNet and Internet Auctioneers International.

  General and Administrative Expenses. General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, investor relations, facilities and information systems expenses. General and administrative expenses increased to $7.1 million for the year ended December 31, 1999 from $1.1 million for the year ended December 31, 1998. General and administrative expenses increased primarily as a result of increased payroll costs due to the increase in the number of general and administrative personnel, and an increase in professional fees and facilities costs incurred to support the growth of our business. In addition, we have experienced an increase in general and administrative costs as a result of becoming a public company in November 1999, such as investor relations costs and directors and officers insurance costs. General and administrative expenses in 1999 also included a charge of $0.1 million related to non-cash stock based employee compensation. We expect general and administrative expenses to continue to increase in the next 12 months as we add administrative personnel to support the growth of our business.

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

 Income Tax Benefit

  Income tax benefit increased to $0.2 million for the year ended December 31, 1999 from $0.1 million for the year ended December 31, 1998. The increase in income tax benefit was the result of the reduction in net deferred tax liabilities during the year ended December 31, 1999 due to the amortization of the goodwill and other intangible assets recorded with our acquisition of BioSupplyNet in September 1998.

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

                                                      Quarter Ended
                          -----------------------------------------------------------------------------
                                         1999                                   2000
                          -------------------------------------  --------------------------------------
                          Mar. 31  June 30   Sept. 30  Dec. 31   Mar. 31   June 30   Sept. 30  Dec. 31
                          -------  --------  --------  --------  --------  --------  --------  --------
                                         (In thousands, except per share figures)
Revenues................  $    63  $    822  $    359  $  2,638  $  5,104  $ 12,824  $ 19,691  $ 14,085
Costs of revenues.......      --        486       337     2,603     4,802    11,897    18,721    12,813
                          -------  --------  --------  --------  --------  --------  --------  --------
Gross profit............       63       336        22        35       302       927       970     1,272
                          -------  --------  --------  --------  --------  --------  --------  --------
Operating expenses:
 Development............    1,235     1,947     3,140     2,742     3,580     4,560     3,555     5,340
 Sales and marketing....    1,232     1,934     3,073    13,283     6,467     3,964     8,174     1,468
 General and
  administrative........      651     1,542     1,727     3,216     5,924    16,275    16,756    16,068
 Purchased in-process
  research &
  development...........      --        --        --        --        700       --        --        --
 Restructuring..........      --        --        --        --        --        --        --      2,202
                          -------  --------  --------  --------  --------  --------  --------  --------
Total operating
 expenses...............    3,118     5,423     7,940    19,241    16,671    24,799    28,485    25,078
                          -------  --------  --------  --------  --------  --------  --------  --------
Loss from operations....   (3,055)   (5,087)   (7,918)  (19,206)  (16,369)  (23,872)  (27,515)  (23,806)
Interest income, net of
 interest expense.......       37       265       453     1,114     2,109     1,941     1,717     1,382
                          -------  --------  --------  --------  --------  --------  --------  --------
Loss before income
 taxes..................   (3,018)   (4,822)   (7,465)  (18,092)  (14,260)  (21,931)  (25,798)  (22,424)
Income tax benefit......       55        55        55        54        55        11       --        --
                          -------  --------  --------  --------  --------  --------  --------  --------
Net loss................   (2,963)   (4,767)   (7,410)  (18,038)  (14,205)  (21,920)  (25,798)  (22,424)
Accretion of mandatorily
 redeemable preferred
 stock..................     (272)   (8,188)  (38,187)  (32,642)      --        --        --        --
                          -------  --------  --------  --------  --------  --------  --------  --------
Net loss available to
 common stockholders....  $(3,235) $(12,955) $(45,597) $(50,680) $(14,205) $(21,920) $(25,798) $(22,424)
                          =======  ========  ========  ========  ========  ========  ========  ========
Net loss per common
 share--basic and
 diluted................  $ (0.95) $  (3.72) $ (12.53) $  (3.56) $  (0.53) $  (0.77) $  (0.89) $  (0.78)
                          =======  ========  ========  ========  ========  ========  ========  ========
Weighted average common
 shares outstanding.....    3,413     3,483     3,638    14,237    26,646    28,581    28,960    28,779
                          =======  ========  ========  ========  ========  ========  ========  ========

  We have a limited operating history upon which to evaluate our business and to predict revenues and plan operating expenses. We expect our quarterly operating results to vary significantly in the future due to a variety of factors, many of which are outside our control. Our revenues increased significantly in 2000 since the launch of our e-commerce marketplace in April 1999 and the acquisition of EMAX in March 2000.

Liquidity and Capital Resources

  We have primarily funded our operations through private placements of our preferred stock and our initial public offering which was consummated in November 1999. As of December 31, 2000, we had cash and cash equivalents of $20.2 million, short term investments of $29.4 million and long term investments of $19.3 million.

  Cash used in operating activities during the years ended December 31, 2000, 1999 and 1998 was $61.0 million, $23.5 million and $3.1 million, respectively. Cash used in operating activities was principally for the development of our Web sites, the development of our e-commerce marketplace, the expansion of our sales and marketing force and the expansion of the administrative and operations staff to support our growth.

  Cash used in investing activities during the years ended December 31, 2000, 1999 and 1998 was $17.2 million, $48.4 million and $2.2 million, respectively. Cash used in investing activities has primarily been comprised of purchases of investments in US government obligations, commercial paper and corporate bonds, net of maturities, and purchases of computer equipment.

  Cash provided by financing activities during the years ended December 31, 2000, 1999 and 1998 was $0.3 million, $164.7 million and $10.4 million, respectively. Between March and June 1998, we received $0.6 million in the form of bridge loans. These bridge loans were converted into 187,394 shares of series B mandatorily redeemable convertible preferred stock in July 1998. Between July and November 1998, we raised an aggregate of $10.0 million through the issuance of 3,590,232 shares of our series B mandatorily redeemable convertible preferred stock at a price of $2.80 per share. Purchasers of the series B mandatorily redeemable convertible preferred stock whose shares were issued pursuant to the conversion of bridge loans also received 57,545 warrants to purchase series B mandatorily redeemable convertible preferred stock at an exercise price of $2.80 per share. In May and June 1999, we raised $35.9 million through the issuance of 3,312,720 shares of our series D mandatorily redeemable convertible preferred stock at a price of $11.32 per share. Purchasers of the series D mandatorily redeemable convertible preferred stock also received 1,004,829 warrants to purchase our common stock at an exercise price of $7.46 per share. In March 1999, we sold 89,408 shares of series C convertible preferred stock to an executive officer for $0.2 million, or $2.80 per share. In November 1999, we received $126.9 million in net proceeds from the sale of 8,625,000 shares of our common stock in our initial public offering. All of our outstanding preferred shares were converted into shares of our common stock upon the completion of our initial public offering. In 2000, we raised $0.9 million from the proceeds of common stock warrants and options and $0.4 million from the proceeds of common stock under the Employee Stock Purchase Plan.

  We believe that our existing liquidity and capital resources, including the proceeds resulting from the sale of our common stock in these offerings, will be sufficient to satisfy our cash requirements for the next 24 months. To the extent that such amounts are insufficient, we will be required to raise additional funds through equity or debt financing. There can be no assurance that we will be able to raise such funds on favorable terms, or at all.

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

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") which addresses certain criteria for revenue recognition. SAB 101 is required to be adopted no later than the fourth quarter of the fiscal year beginning after December 15, 1999. The adoption of SAB 101 did not have a material impact on our consolidated financial position or results of operations.

  As a result of the acquisition of EMAX, the Company has determined that it has separately reportable operating segments, as defined by Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 requires the Company to disclose certain financial information about operating segments, of which the Company has identified two, e-commerce and license fees and other professional services. As SFAS No. 131 does not require adoption in interim financial statements in the initial year of its application, the Company has adopted the provisions of SFAS No. 131 in its annual filing on Form 10-K for the year ended December 31, 2000. See Note 18 to the audited financial statement.

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

Factors That May Affect Future Results

Since we have a limited operating history and an evolving business model, forecasting future performance may be difficult.

  We launched our public e-commerce marketplace in April 1999. Since that time, our business model has evolved considerably. For instance, we have increasingly focused our efforts on providing private marketplaces and integrated e-commerce and asset management solutions to our customers. As part of this strategy, we acquired EMAX in March 2000 and formed our Global Professional Services division in February 2001. Accordingly, we have only a limited operating history on which to evaluate our current business. As a result of our limited operating history, the emerging nature of the scientific products market and the evolving nature of our business model, we may be unable to accurately forecast our revenues. We incur expenses based predominantly on operating plans and estimates of future revenues. Revenues to be generated from newly developed and evolving activities will be particularly difficult to forecast accurately. Our expenses are to a large extent fixed. We may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfalls. Accordingly, a failure to meet our revenue projections will have an immediate and negative impact on profitability. In addition, if our restructuring program adversely affects our revenues and/or fails to adequately reduce our expenses, our future earnings will be negatively impacted. Finally, we cannot be certain that our evolving business model will be successful, particularly in light of our limited operating history.

We have a history of losses and anticipate incurring losses in the future. We may not achieve profitability.

  We incurred net losses of $84.3 million for the year ended December 31, 2000. As of December 31, 2000, we had an accumulated deficit of $123.0 million. We expect to incur substantial operating losses and continued negative cash flow from operations for the foreseeable future. In fact, we expect to continue generating losses through at least 2002. We may not be able to increase revenues sufficiently to achieve profitability.

Our future profitability and cash flows are dependent upon our ability to control expenses.

  Our operating plan to achieve profitability is based upon estimates of our future expenses. For instance, we have estimated that our development expenses will decrease during the second half of 2001, that our sales and marketing expenses will decrease over the first half of 2001 and that our general and administrative expenses will decrease during the last half of 2001. If our future expenses are greater than anticipated, our ability to achieve profitability when expected may be negatively impacted. In addition, greater than anticipated expenses may negatively impact our cash flows, which could cause us to expend our capital faster than anticipated. While we expect our existing capital to be sufficient for the next two years, if our cash flows are negatively impacted, we may be required to raise additional capital sooner than expected.

We are investing significantly in developing new product and service offerings with no guarantee of success.

  Expanding our product and service offerings is an important component of our business strategy. As such, we are expending a significant amount of our resources in this development effort. For instance, we recently introduced SciQuest SmartStore and launched our Global Professional Services unit. Any new offerings that are not favorably received by buyers or suppliers could damage our reputation or brand name. Expansion of our services will require us to devote a significant amount of time and money and may strain our management, financial and operating resources. We cannot assure you that our development efforts will result in commercially viable products or services. In addition, we may bear development costs in current periods that do not generate revenues until future periods or at all. To the extent that we incur expenses that do not result in increased current or future revenues, our earnings may be materially and adversely affected.

Sales to larger customers may increase the length of our sales cycle and decrease our profit margins.

  Increasing sales to larger enterprise buyers is an important element of our business strategy. As we sell more sophisticated solutions to larger organizations, we expect the average time from initial contact to final approval to increase. During this sales cycle, we may expend substantial funds and management resources without any corresponding revenue. If approval is delayed or does not occur, our financial condition and operating results for a particular period may be adversely affected. Approvals are subject to delays over which we have little or no control, including the following:

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

We have relied, and continue to rely, on a limited number of large customers for a significant portion of our revenues. Losing one or more of these customers may adversely affect our revenues.

  We expect that for the foreseeable future we will generate a significant portion of our revenues from a limited number of large customers. During 2000, two customers accounted for 10% and 13%, respectively, of our total revenues. Our large customers are not obligated to use our purchasing solution exclusively or for any minimum number of transactions or dollar amounts. In addition, large individual transactions with these customers may represent an increasing percentage of our revenues. These large transactions are often non-recurring, making it difficult to predict future transactions. The failure of one or more large transactions to occur in any given period may materially and adversely affect our revenues for such period. Our contracts with our customers are for limited terms and our customers may discontinue use of our system at any time upon short notice and without penalty. If we lose any of our large customers or if we are unable to add new large customers, our revenues will not increase as expected. In addition, our reputation and brand name would be harmed.

We are investing significantly in developing new product and service offerings with no guarantee of success.

  Expanding our product and service offerings is an important component of our business strategy. As such, we are expending a significant amount of our resources in this development effort. For instance, we recently introduced SciQuest SmartStore and launched our Global Professional Services unit. We cannot assure you that our development efforts will result in commercially viable products or services. In addition, we may bear development costs in current periods that do not generate revenues until future periods or at all. To the extent that we incur expenses that do not result in increased current or future revenues, our earnings may be materially and adversely affected.

Unless a broad range of purchasers and suppliers of scientific products adopt our products and services, we will not be successful.

  Our success will require, among other things, that our solutions gain broad market acceptance by our customers, suppliers, users and strategic partners. For example, purchasers may continue purchasing products through their existing methods and may not adopt a web-based supply-chain solution because of:

  . their comfort with current purchasing habits and direct supplier relationships;

  .   the costs and resources required to switch purchasing methods;

  .   the need for products not offered through our web site;

  .   security and privacy concerns; or

  .   general reticence about technology or the Internet.

If we do not successfully market the SciQuest brand, our business may suffer.

  We believe that establishing, maintaining and enhancing the SciQuest brand is critical in expanding our customer base. Some of our competitors already have well-established brands in either online or supply chain services or the scientific products industry. Promotion of our brand will depend largely on continuing our sales and marketing efforts and providing high-quality products and services to our enterprise customers. We reduced our spending on sales and marketing significantly in the fourth quarter of 2000 and expect to continue this reduction from prior levels in the first half of 2001. This reduction in spending could materially and adversely affect our sales and marketing efforts. We cannot be certain that we will be successful in marketing the SciQuest brand. If we are unable to successfully promote our brand, or if we incur substantial expenses in attempting to do so, our revenues and earnings could be materially and adversely affected.

If we are unable to increase our transaction volume, our future revenues may suffer.

  We expect that a substantial portion of our revenues will continue to be generated by the products offered by us for sale through our e-commerce marketplace. Accordingly, these revenues will be highly dependent on the dollar volume of transactions conducted through our public and private marketplaces. Our profits depend upon the discount levels we are able to negotiate with our suppliers. To maintain revenue growth, we will need to increase the total dollar value of transactions conducted through our web sites. In order to increase our transaction volume, we will need to:

  . increase the number of enterprise customers for whom we develop private marketplaces;

  . generate higher and continuously increasing levels of traffic, from both new and repeat visitors, to our public and private marketplaces;

  . increase the percentage of visitors to our public and private marketplaces who purchase scientific products; and

  . increase the average transaction size and/or number of repeat purchases.

  Failure to do one or more of the foregoing could have a material adverse effect on our revenues.

Sales of scientific equipment, which may result in lower gross margins, comprise a significant portion of our revenue during 2000. The failure to replace these revenues with revenues from e-commerce transactions in the long-term could have a material adverse effect on our revenues and earnings.

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

  Our profits from e-commerce transactions depend upon the prices we are able to negotiate with our suppliers. We anticipate that the prices we negotiate with our suppliers will vary based on a number of factors such as:

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

  Currently, we are responsible for loading supplier product information into our database and categorizing the information for search purposes. We currently have a backlog of varying amounts of product data from approximately 125 companies to be loaded in our e-commerce marketplace. We anticipate that a majority of these products will be loaded into the e-commerce marketplace by the end of the first quarter of 2001. However, we continuously receive new product data to load. We generally will not derive profit from these products until this data is loaded into our system. Timely loading of these products into our database depends upon a number of factors, including the file formats of the data provided to us by suppliers and our ability to further automate and expand our operations to accurately load this data into our product database, any of which could delay the actual loading of these products beyond the dates we estimate.

  In addition, we are generally obligated under our supplier agreements to load updated product data into our database for access through our marketplaces within a reasonable period of time following their delivery from the supplier. Our current supplier data backlog could make it difficult for us to meet these data update obligations to our suppliers. While we intend to further automate the loading and updating of supplier data on our system, we cannot assure you that we will be able to do so in a timely manner.

If we are unable to list a broad range of products on commercially favorable terms, our public and private marketplaces will be less attractive to potential buyers.

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

  Our exclusive supplier agreements have a five-year term, but the exclusive nature of such agreements may be terminated after 18 months following execution of the agreement. This termination right will arise in most cases during 2001. If a significant number of the exclusive suppliers terminate the exclusive nature of such agreements, the volume of our order flow will be reduced significantly. We may also be forced to negotiate new agreements with terms that are less favorable to us.

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

  We rapidly expanded our operations in 2000, which placed a significant strain on our management, operational and financial resources as well as our ability to achieve profitability. In November 2000, we commenced a restructuring program that resulted in the reduction of our workforce by approximately 10%. We further reduced our workforce in the first quarter of 2001 by approximately 100 people. This staff reduction could adversely affect our ability to manage and continue the growth of our operations. If we are unable to manage the growth of our business effectively, our earnings could be materially and adversely affected.

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

  In our acquisition of EMAX, we acquired important proprietary rights that are embodied in its software technology. This software technology is not patented and existing copyright laws offer only limited practical protection. By virtue of this acquisition, we will be liable for any valid third-party claims that may arise against EMAX in relation to their proprietary rights or contracts with suppliers and customers. While we have investigated EMAX's proprietary rights and business practices, we cannot be certain that ownership, infringement or other claims will not arise against EMAX. A successful claim by a third-party could result in significant liability on our part and could materially and adversely affect the value of the technology that we are acquiring. As a precaution, a portion of the purchase price for EMAX has been deposited into an escrow fund. If we become liable for any claims against EMAX, we may be entitled to compensation from this escrow fund. However, this escrow fund will terminate in March 2002 and may not be sufficient to adequately compensate us for any claims that do arise.

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

  We have acquired and intend to continue to acquire complementary businesses. In particular, we acquired BioSupplyNet, Inc. in 1998, and SciCentral, Inc., Intralogix, Inc. and EMAX in 2000. An element of our strategy is to broaden the scope and content of our products and services through the acquisition of existing products, technologies, services and businesses. Acquisitions entail numerous risks, including:

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

  Significant price and value fluctuations have occurred with respect to the securities of technology companies. Our common stock price has been volatile and is likely to be volatile in the future. In the past, following periods of downward volatility in the market price of a company's securities, class action litigation has often been pursued against such companies. If similar litigation were pursued against us, it could result in substantial costs and a diversion of our management's attention and resources.

Unless web-based purchasing achieves widespread acceptance, we will have difficulty achieving revenue growth.

  Use of the Internet to purchase products, particularly in the scientific products market, remains at an early stage of development. Convincing buyers to purchase scientific products online may be particularly difficult as such buyers have traditionally relied on distributors of scientific products and mail order catalogs to purchase their scientific products. If the use of e-commerce services does not grow in the future, our web site traffic and resulting revenue could be materially and adversely affected.

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

The on-line scientific products market is highly competitive, which makes achieving market share and profitability more difficult.

  The on-line scientific products market is new, rapidly evolving and intensely competitive. Our primary competition includes enterprise commerce providers, traditional distributors, online scientific communities, suppliers' e-commerce initiatives and existing processes. Competition is likely to intensify as this market matures.

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

Items 7a: Quantitative and Qualitative Disclosures About Market Risk

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

  Information concerning our directors and executive officers can be found in
Part I, Item 1, of this Form 10-K under the caption "Directors and Executive Officers" in accordance with Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K. Additional information regarding our directors is presented under the caption "Election of Directors" in our definitive proxy statement for the annual meeting of stockholders to be held on May 15, 2001, which will be filed with the Securities and Exchange Commission on or about April 12, 2001, and is incorporated herein by reference.

Item 11. Executive Compensation

  Information in answer to Item 11 is presented under the caption "Compensation of Executive Officers and Other Information" excluding the information under the captions "Report of the Officer Compensation Committee on Executive Compensation" and "Stockholder Return Performance Graph" in our definitive proxy statement for the annual meeting of stockholders to be held on May 15, 2001, which will be filed with the Securities and Exchange Commission on or about April 12, 2001, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  Information in answer to Item 12 is presented under the caption "Stock Ownership" in our definitive proxy statement for the annual meeting of stockholders to be held on May 15, 2001, which will be filed with the Securities and Exchange Commission on or about April 12, 2001, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

  Information in answer to Item 13 is presented under the captions "Related Party Transactions" in our definitive proxy statement for the annual meeting of stockholders to be held on May 15, 2001, which will be filed with the Securities and Exchange Commission on or about April 12, 2001, and is incorporated herein by reference.

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

   4.2*  Specimen Stock Certificate.

  10.1*  SciQuest.com, Inc. Stock Option Plan dated as of September 4, 1997.

 Exhibit
  Number                               Description
 --------                              -----------
  10.2*   Amendment No. 1 to SciQuest.com, Inc. Stock Option Plan dated as of
          September 11, 1998.

  10.3*   Amendment No. 2 to SciQuest.com, Inc. Stock Option Plan dated as of
          February 26, 1999.

  10.4*   Amendment No. 3 to SciQuest.com, Inc. Stock Option Plan dated as of
          March 1, 1999.

  10.5*   Amendment No. 4 to SciQuest.com, Inc. Stock Option Plan dated as of
          August 27, 1999.

  10.6*   Sublease Agreement by and between Applied Innovation, Inc. and
          SciQuest.com dated March 11, 1999.

  10.7* Master Lease Agreement by and between Comdisco, Inc. and SciQuest.com dated May 21, 1999, as amended.

  10.8*   Stock Restriction Agreement by and between SciQuest.com and Antony
          Francis dated March 1, 1999.

  10.9* Registration Rights Agreement by and among SciQuest.com and the purchasers of Class B Common Stock and the purchasers of Series A
          Preferred Stock dated October 17, 1997, as amended.

  10.10* Registration Rights Agreement by and among SciQuest.com and the purchasers of Series C Preferred Stock dated September 29, 1998.

  10.11*  Registration Rights Agreement by and among SciQuest.com and Antony
          Francis dated March 1, 1999.

  10.12* Registration Rights Agreement by and among SciQuest.com, the holders of Series B Preferred Stock and the purchasers of Series D Preferred
          Stock dated May 18, 1999, as amended.

  10.13* Registration Rights Agreement by and among SciQuest.com and the holders of Series E Preferred Stock dated July 27, 1999.

  10.14*  Merger Agreement by and among SciQuest.com, SciQuest Merger
          Subsidiary, Inc., Internet Auctioneers International, Inc. and Mark
          Atlas dated July 27, 1999.

  10.15*  Merger Agreement by and among SciQuest.com, SciQuest Acquisition,
          Inc. and BioSupplyNet, Inc., dated September 29, 1998.

  10.16* Lease Agreement by and between Duke-Weeks Realty Limited Partnership and SciQuest.com dated as of October 19, 1999.

  10.17*  Content Conversion Services Agreement by and between SciQuest.com and
          Requisite Technology, Inc. dated December 18, 1998.

  10.18** Form of Strategic Alliance Plus Agreement.

  10.19** Form of Strategic Purchasing Agreement.

  10.20** Registration Rights Agreement by and among SciQuest.com and the former holders of Intralogix, Inc. stock dated January 14, 2000.

  10.21*  Amendment No. 5 to SciQuest.com, Inc. Stock Option Plan.

  10.22*  SciQuest.com, Inc. 1999 Stock Incentive Plan dated as of October 12,
          1999.

  10.23** First Amendment to 1999 Stock Incentive Plan.

  10.24** Merger Agreement by and among SciQuest.com, Lujack Subsidiary, Inc.,
          Intralogix, Inc., Mary T. Romac, Timothy M. Brady and Dale L. Young dated January 14, 2000.

  10.25** Merger Agreement by and among SciQuest.com, SciCentral Acquisition
          Subsidiary, Inc., SciCentral.com, Inc. and the shareholders of SciCentral.com, Inc. dated February 2, 2000.

  10.26** Registration Rights Agreement by and among SciQuest.com and the former holders of SciCentral, Inc. stock dated February 2, 2000.

 Exhibit
 Number                                Description
 -------                               -----------
 10.27** Agreement and Plan of Merger and Reorganization between SciQuest.com,
         ESP Acquisition, Inc. and EMAX Solution Partners, Inc. dated March 13,
         2000.

 10.28** Registration Rights Agreement by and among SciQuest.com and the former holders of EMAX Solution Partners, Inc. dated March 13, 2000.

 10.29** SciQuest.com, Inc. 2000 Employee Stock Purchase Plan.

 10.30   Second Amendment to 1999 Stock Incentive Plan.

 23.1    Consent of Independent Accountants

--------
  * Incorporated by reference to SciQuest.com's Registration Statement on Form S-1 (Reg. No. 333-87433).
 ** Incorporated by reference to SciQuest.com's Registration Statement on Form S-1 (Reg. No. 333-32582).
*** Incorporated by reference to SciQuest.com's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

  (b) Reports on Form 8-K.

  None.

Item 8--Financial Statements

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
SciQuest.com, Inc.:

Report of Independent Accountants........................................ F-2

Consolidated Balance Sheets as of December 31, 1999 and 2000............. F-3

Consolidated Statements of Operations for the Years Ended December 31,
 1998, 1999 and 2000..................................................... F-4

Consolidated Statements of Stockholders' Equity (Deficit) for the Years
 Ended December 31, 1998, 1999 and 2000.................................. F-5

Consolidated Statements of Cash Flows for the Years Ended December 31,
 1998, 1999 and 2000..................................................... F-7

Notes to Consolidated Financial Statements............................... F-8

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of SciQuest.com, Inc.

  In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity (deficit), and of cash flows present fairly, in all material respects, the financial position of SciQuest.com, Inc. and its subsidiaries (the "Company") at December 31, 2000 and 1999, and the results of their operations and their cash flows for the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

February 1, 2001
Raleigh, North Carolina

                               SciQuest.com, Inc.

                          CONSOLIDATED BALANCE SHEETS

                                                  December 31,   December 31,
                                                      1999           2000
                                                  -------------  -------------
                     Assets
Current assets:
 Cash and cash equivalents....................... $  98,126,414  $  20,162,831
 Short-term investments..........................    24,285,293     29,414,789
 Accounts receivable, net........................     1,771,634     16,163,830
 Prepaid expenses and other assets...............     1,625,355      4,274,742
                                                  -------------  -------------
  Total current assets...........................   125,808,696     70,016,192
                                                  -------------  -------------
Long-term investments............................    23,592,483     19,289,276
Property and equipment, net......................     2,869,423      9,901,220
Capitalized software and web site development
 costs, net......................................     1,392,085      9,808,625
Goodwill and other long-term assets, net.........     3,238,997     94,177,385
                                                  -------------  -------------
  Total assets................................... $ 156,901,684  $ 203,192,698
                                                  =============  =============
      Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable................................ $   4,250,978  $   6,010,197
 Accrued liabilities.............................     1,066,120      6,403,036
 Deferred revenue................................        45,275      1,033,238
 Current maturities of capital lease
  obligations....................................       463,141      1,096,921
                                                  -------------  -------------
  Total current liabilities......................     5,825,514     14,543,392
                                                  -------------  -------------
Deferred income taxes............................        66,225            --
Capital lease obligations, less current
 maturities......................................     1,190,786      1,524,457
Commitments and contingencies (Note 14)
Stockholders' equity:
 Common stock, $0.001 par value; 90,000,000
  shares authorized; 26,353,652 and 28,696,097
  shares issued and outstanding as of December
  31, 1999 and 2000, respectively................        26,354         28,696
 Additional paid-in capital......................   591,841,571    319,475,952
 Deferred compensation...........................   (12,276,151)    (4,543,903)
 Deferred customer acquisition costs.............  (391,138,705)    (4,849,235)
 Accumulated other comprehensive loss............           --          (5,369)
 Accumulated deficit.............................   (38,633,910)  (122,981,292)
                                                  -------------  -------------
  Total stockholders' equity.....................   149,819,159    187,124,849
                                                  -------------  -------------
  Total liabilities and stockholders' equity..... $ 156,901,684  $ 203,192,698
                                                  =============  =============

   The accompanying notes are an integral part of these financial statements.

                               SciQuest.com, Inc.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                             Year Ended December 31,
                                      ----------------------------------------
                                         1998          1999           2000
                                      -----------  -------------  ------------
Revenues:
 E-commerce.......................... $   477,818  $   3,882,441  $ 46,194,721
 License fees and other professional
  services...........................         --             --      5,508,835
                                      -----------  -------------  ------------
  Total revenues.....................     477,818      3,882,441    51,703,556
                                      -----------  -------------  ------------
Cost of revenues:
 Cost of e-commerce..................      41,880      3,426,692    44,700,105
 Cost of license fees and other
  professional services (includes $0,
  $0 and $1,500,000, respectively, of
  amortization of capitalized
  software costs)....................         --             --      3,532,250
                                      -----------  -------------  ------------
  Total cost of revenues.............      41,880      3,426,692    48,232,355
                                      -----------  -------------  ------------
  Gross profit.......................     435,938        455,749     3,471,201
                                      -----------  -------------  ------------
Operating expenses:
 Development (includes $0, $55,860
  and $992,016, respectively, of
  stock-based employee
  compensation)......................   1,191,135      9,064,121    17,034,601
 Sales and marketing (includes $0,
  $208,134 and $980,723,
  respectively, of stock-based
  employee compensation and $0,
  $9,141,102 and $(6,973,706),
  respectively, of stock-based
  customer acquisition expenses
  (benefits))........................   1,706,033     19,522,020    20,073,011
 General and administrative (includes
  $0, $59,682 and $2,467,864,
  respectively, of stock-based
  employee compensation and $31,690,
  $209,702 and $31,769,777,
  respectively, of goodwill
  amortization)......................   1,104,010      7,135,589    55,023,652
 Purchased in-process research and
  development........................     791,102            --        700,000
 Restructuring.......................         --             --      2,202,270
                                      -----------  -------------  ------------
  Total operating expenses...........   4,792,280     35,721,730    95,033,534
                                      -----------  -------------  ------------
Operating loss.......................  (4,356,342)   (35,265,981)  (91,562,333)
                                      -----------  -------------  ------------
Interest income (expense):
 Interest income.....................     110,565      1,897,115     7,304,050
 Interest expense....................     (30,524)       (27,991)     (155,324)
                                      -----------  -------------  ------------
  Net interest income................      80,041      1,869,124     7,148,726
                                      -----------  -------------  ------------
Loss before income taxes.............  (4,276,301)   (33,396,857)  (84,413,607)
Income tax benefit...................      54,695        218,780        66,225
                                      -----------  -------------  ------------
Net loss.............................  (4,221,606)   (33,178,077)  (84,347,382)
Accretion of mandatorily redeemable
 preferred stock.....................    (328,723)   (79,289,022)          --
                                      -----------  -------------  ------------
Net loss available to common
 stockholders........................ $(4,550,329) $(112,467,099) $(84,347,382)
                                      ===========  =============  ============
Net loss per common share--basic and
 diluted............................. $     (1.33) $      (18.10) $      (2.99)
                                      ===========  =============  ============
Weighted average common shares
 outstanding--basic and diluted......   3,412,447      6,214,893    28,242,864

   The accompanying notes are an integral part of these financial statements.

                               SciQuest.com, Inc.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                        Series A             Series C              Series E                                Class B
                     Preferred Stock      Preferred Stock       Preferred Stock       Common Stock       Common Stock
                    ------------------  --------------------  --------------------  ----------------- -------------------
                     Shares    Amount    Shares     Amount     Shares     Amount      Shares   Amount  Shares     Amount
                    --------  --------  --------  ----------  --------  ----------  ---------- ------ ---------  --------

 Balance at
 December 31,
 1997............    769,221  $683,135       --   $      --        --   $      --    3,412,447 $3,412   250,020  $100,000
 Issuance of
 Series C
 convertible
 preferred stock
 at $2.80 per
 share in
 exchange for
 shares of
 BioSupplyNet,
 Inc.............        --        --    546,405   1,524,470       --          --          --     --        --        --
 Issuance of
 stock warrants..        --        --        --          --        --          --          --     --        --        --
 Accretion of
 mandatorily
 redeemable
 preferred
 stock...........        --        --        --          --        --          --          --     --        --        --
 Net loss........        --        --        --          --        --          --          --     --        --        --
 Other
 comprehensive
 loss--unrealized
 loss on
 investments.....        --        --        --          --        --          --          --     --        --        --
                    --------  --------  --------  ----------  --------  ----------  ---------- ------ ---------  --------
 Balance at
 December 31,
 1998............    769,221   683,135   546,405   1,524,470       --          --    3,412,447  3,412   250,020   100,000
 Issuance of
 Series C
 convertible
 preferred stock
 at $2.80 per
 share in
 exchange for
 cash............        --        --     89,408     250,000       --          --          --     --        --        --
 Issuance of
 Series E
 convertible
 preferred stock
 at $11.32 per
 share in
 exchange for
 shares of IAI,
 Inc.............        --        --        --          --    114,995   1,255,616         --     --        --        --
 Issuance of
 common stock
 warrants in
 connection with
 Series D
 preferred
 stock...........        --        --        --          --        --          --          --     --        --        --
 Realized loss on
 sale of
 investments.....        --        --        --          --        --          --          --     --        --        --
 Accretion of
 mandatorily
 redeemable
 preferred
 stock...........        --        --        --          --        --          --          --     --        --        --
 Deferred
 compensation
 related to
 acquisition of
 IAI, Inc........        --        --        --          --        --          --          --     --        --        --
 Deferred
 compensation
 related to
 issuance of
 stock options...        --        --        --          --        --          --          --     --        --        --
 Deferred partner
 acquisition
 costs related to
 issuance of
 stock warrants..        --        --        --          --        --          --          --     --        --        --
 Conversion of
 preferred stock
 into common
 stock...........   (769,221) (683,135) (635,813) (1,774,470) (114,995) (1,255,616) 13,438,185 13,438  (250,020) (100,000)
 Proceeds from
 sale of common
 stock in initial
 public
 offering........        --        --        --          --        --          --    8,625,000  8,625       --        --
 Exercise of
 common stock
 options.........        --        --        --          --        --          --      436,874    437       --        --
 Exercise of
 common stock
 warrants........        --        --        --          --        --          --      441,146    442       --        --
 Amortization of
 deferred
 compensation
 related to stock
 options.........        --        --        --          --        --          --          --     --        --        --
 Amortization of
 deferred
 compensation
 related to
 acquisition of
 IAI, Inc........        --        --        --          --        --          --          --     --        --        --
 Amortization of
 deferred partner
 acquisition
 costs...........        --        --        --          --        --          --          --     --        --        --
 Net loss........        --        --        --          --        --          --          --     --        --        --
                    --------  --------  --------  ----------  --------  ----------  ---------- ------ ---------  --------
 Balance at
 December 31,
 1999............        --        --        --          --        --          --   26,353,652 26,354       --        --
                                                    Deferred     Accumulated                   Total
                                                    Customer        Other                  Stockholders'
                    Additional Paid   Deferred    Acquisition   Comprehensive Accumulated     Equity
                      in Capital    Compensation     Costs      Income (Loss)   Deficit      (Deficit)
                    --------------- ------------- ------------- ------------- ------------ --------------

 Balance at
 December 31,
 1997............     $   366,588   $       --    $        --      $  --      $(1,234,227) $    (81,092)
 Issuance of
 Series C
 convertible
 preferred stock
 at $2.80 per
 share in
 exchange for
 shares of
 BioSupplyNet,
 Inc.............             --            --             --         --              --      1,524,470
 Issuance of
 stock warrants..          12,084           --             --         --              --         12,084
 Accretion of
 mandatorily
 redeemable
 preferred
 stock...........        (328,723)          --             --         --              --       (328,723)
 Net loss........             --            --             --         --       (4,221,606)   (4,221,606)
 Other
 comprehensive
 loss--unrealized
 loss on
 investments.....             --            --             --      (6,673)            --         (6,673)
                    --------------- ------------- ------------- ------------- ------------ --------------
 Balance at
 December 31,
 1998............          49,949           --             --      (6,673)     (5,455,833)   (3,101,540)
 Issuance of
 Series C
 convertible
 preferred stock
 at $2.80 per
 share in
 exchange for
 cash............             --            --             --         --              --        250,000
 Issuance of
 Series E
 convertible
 preferred stock
 at $11.32 per
 share in
 exchange for
 shares of IAI,
 Inc.............             --            --             --         --              --      1,255,616
 Issuance of
 common stock
 warrants in
 connection with
 Series D
 preferred
 stock...........         726,137           --             --         --              --        726,137
 Realized loss on
 sale of
 investments.....             --            --             --       6,673             --          6,673
 Accretion of
 mandatorily
 redeemable
 preferred
 stock...........     (79,289,022)          --             --         --              --    (79,289,022)
 Deferred
 compensation
 related to
 acquisition of
 IAI, Inc........             --       (400,000)           --         --              --       (400,000)
 Deferred
 compensation
 related to
 issuance of
 stock options...      12,199,827   (12,199,827)           --         --              --            --
 Deferred partner
 acquisition
 costs related to
 issuance of
 stock warrants..     400,246,458           --    (400,246,458)       --              --            --
 Conversion of
 preferred stock
 into common
 stock...........     129,106,344           --             --         --              --    125,306,561
 Proceeds from
 sale of common
 stock in initial
 public
 offering........     126,916,635           --             --         --              --    126,925,260
 Exercise of
 common stock
 options.........          60,351           --             --         --              --         60,788
 Exercise of
 common stock
 warrants........       1,824,892           --             --         --              --      1,825,334
 Amortization of
 deferred
 compensation
 related to stock
 options.........             --        240,341            --         --              --        240,341
 Amortization of
 deferred
 compensation
 related to
 acquisition of
 IAI, Inc........             --         83,335            --         --              --         83,335
 Amortization of
 deferred partner
 acquisition
 costs...........             --            --       9,107,753        --              --      9,107,753
 Net loss........             --            --             --         --      (33,178,077)  (33,178,077)
                    --------------- ------------- ------------- ------------- ------------ --------------
 Balance at
 December 31,
 1999............     591,841,571   (12,276,151)  (391,138,705)       --      (38,633,910)  149,819,159

   The accompanying notes are an integral part of these financial statements

                               SciQuest.com, Inc.

                        Series A         Series C          Series E                              Class B
                    Preferred Stock   Preferred Stock   Preferred Stock     Common Stock       Common Stock
                    ---------------- ----------------- ----------------- ------------------ ------------------ Additional Paid
                    Shares   Amount  Shares   Amount   Shares   Amount     Shares   Amount   Shares    Amount    in Capital
                    ------- -------- ------- --------- ------- --------- ---------- ------- --------- -------- ---------------

 Balance at
 December 31,
 1999............       --       --      --        --      --        --  26,353,652  26,354       --       --     591,841,571
 Issuance of
 common stock in
 exchange for all
 outstanding
 shares of
 Intralogix,
 Inc.............       --       --      --        --      --        --      26,930      27       --       --       1,827,847
 Issuance of
 common stock in
 exchange for all
 outstanding
 shares of
 SciCentral,
 Inc.............       --       --      --        --      --        --      40,000      40       --       --       2,533,960
 Issuance of
 common stock in
 exchange for all
 outstanding
 capital stock of
 EMAX Solution
 Partners, Inc...       --       --      --        --      --        --   1,584,010   1,584       --       --      98,675,596
 Issuance of
 Employee Stock
 Purchase Plan
 shares..........       --       --      --        --      --        --     100,662     101       --       --         382,264
 Sale of
 restricted stock
 to company
 officer.........       --       --      --        --      --        --      50,000      50       --       --         385,900
 Deferred
 compensation
 related to
 acquisition of
 SciCentral,
 Inc.............       --       --      --        --      --        --         --      --        --       --             --
 Deferred
 compensation
 related to
 acquisition of
 EMAX Solution
 Partners, Inc...       --       --      --        --      --        --         --      --        --       --       5,180,163
 Assumption of
 outstanding
 stock options
 related to
 acquisition of
 EMAX Solution
 Partners, Inc...       --       --      --        --      --        --         --      --        --       --      20,391,829
 Adjust deferred
 partner
 acquisition
 costs to fair
 value...........       --       --      --        --      --        --         --      --        --       --    (393,663,083)
 Amortization of
 deferred partner
 acquisition
 costs...........       --       --      --        --      --        --         --      --        --       --             --
 Amortization of
 restricted
 stock...........       --       --      --        --      --        --         --      --        --       --             --
 Amortization of
 deferred
 compensation....       --       --      --        --      --        --         --      --        --       --             --
 Forfeiture of
 stock options...       --       --      --        --      --        --         --      --        --       --      (9,010,380)
 Write-off of
 deferred
 compensation
 related to
 restructuring...       --       --      --        --      --        --         --      --        --       --             --
 Exercise of
 common stock
 options and
 warrants........       --       --      --        --      --        --     540,843     540       --       --         930,285
 Foreign currency
 translation
 adjustment......       --       --      --        --      --        --         --      --        --       --             --
 Net loss........       --       --      --        --      --        --         --      --        --       --             --
                    ------- -------- ------- --------- ------- --------- ---------- ------- --------- --------  -------------
 Balance at
 December 31,
 2000............       --  $    --      --  $     --      --  $     --  28,696,097 $28,696       --  $    --   $ 319,475,952
                    ======= ======== ======= ========= ======= ========= ========== ======= ========= ========  =============
                                    Deferred      Accumulated                     Total
                                    Customer         Other                    Stockholders'
                      Deferred     Acquisition   Comprehensive  Accumulated      Equity
                    Compensation      Costs      Income (Loss)    Deficit       (Deficit)
                    ------------- -------------- ------------- -------------- --------------

 Balance at
 December 31,
 1999............    (12,276,151)  (391,138,705)        --       (38,633,910)  149,819,159
 Issuance of
 common stock in
 exchange for all
 outstanding
 shares of
 Intralogix,
 Inc.............            --             --          --               --      1,827,874
 Issuance of
 common stock in
 exchange for all
 outstanding
 shares of
 SciCentral,
 Inc.............            --             --          --               --      2,534,000
 Issuance of
 common stock in
 exchange for all
 outstanding
 capital stock of
 EMAX Solution
 Partners, Inc...            --             --          --               --     98,677,180
 Issuance of
 Employee Stock
 Purchase Plan
 shares..........            --             --          --               --        382,365
 Sale of
 restricted stock
 to company
 officer.........       (385,900)           --          --               --             50
 Deferred
 compensation
 related to
 acquisition of
 SciCentral,
 Inc.............       (286,000)           --          --               --       (286,000)
 Deferred
 compensation
 related to
 acquisition of
 EMAX Solution
 Partners, Inc...     (5,180,163)           --          --               --            --
 Assumption of
 outstanding
 stock options
 related to
 acquisition of
 EMAX Solution
 Partners, Inc...            --             --          --               --     20,391,829
 Adjust deferred
 partner
 acquisition
 costs to fair
 value...........            --     393,663,083         --               --            --
 Amortization of
 deferred partner
 acquisition
 costs...........            --      (7,373,613)        --               --     (7,373,613)
 Amortization of
 restricted
 stock...........        385,900            --          --               --        385,900
 Amortization of
 deferred
 compensation....      4,054,703            --          --               --      4,054,703
 Forfeiture of
 stock options...      9,010,380            --          --               --            --
 Write-off of
 deferred
 compensation
 related to
 restructuring...        133,328            --          --               --        133,328
 Exercise of
 common stock
 options and
 warrants........            --             --          --               --        930,825
 Foreign currency
 translation
 adjustment......            --             --       (5,369)             --         (5,369)
 Net loss........            --             --          --       (84,347,382)  (84,347,382)
                    ------------- -------------- ------------- -------------- --------------
 Balance at
 December 31,
 2000............   $ (4,543,903) $  (4,849,235)    $(5,369)   $(122,981,292) $187,124,849
                    ============= ============== ============= ============== ==============

   The accompanying notes are an integral part of these financial statements

                               SciQuest.com, Inc.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               Year Ended December 31,
                                        ---------------------------------------
                                           1998          1999          2000
                                        -----------  ------------  ------------
Cash flows from operating activities
 Net loss.............................  $(4,221,606) $(33,178,077) $(84,347,382)
 Adjustments to reconcile net loss to
  net cash used in operating
  activities:
 Depreciation and amortization........      205,122     1,264,120    39,289,006
 Bad debt expense.....................       37,000        74,288       745,614
 Amortization of debt discount........       12,084           --            --
 Purchased in process research and
  development.........................      791,102           --        700,000
 Deferred tax benefit.................      (54,695)     (218,780)      (66,225)
 Amortization of deferred
  compensation........................          --        323,676     4,440,603
 Amortization of deferred customer
  acquisition costs...................          --      9,107,753    (6,973,706)
 Amortization of discount on
  investments.........................          --       (215,069)     (429,989)
 Non-cash decrease to restructuring
  liability...........................          --            --        903,757
 Changes in operating assets and
  liabilities:
  Accounts receivable.................      (98,425)   (1,724,432)  (18,080,727)
  Prepaid expenses and other assets...      (47,535)     (594,544)   (2,005,726)
  Other assets........................          --     (2,688,588)       52,030
  Accounts payable....................      469,833     3,556,367     1,267,811
  Accrued liabilities.................     (320,491)      857,677     4,135,823
  Deferred revenue....................      136,024       (90,749)     (630,009)
                                        -----------  ------------  ------------
   Net cash used in operating
    activities........................   (3,091,587)  (23,526,358)  (60,999,120)
                                        -----------  ------------  ------------
Cash flows from investing activities
 Purchase of property and equipment...     (273,341)   (3,420,505)  (14,522,245)
 Proceeds from sale of equipment......          --        704,522           --
 Cash received from acquisitions......        9,173         4,918       529,865
 Cash paid for acquisitions...........          --            --     (2,847,751)
 Maturity of investments..............          --     11,854,602    58,640,521
 Purchase of investments, including
  restricted cash.....................   (1,975,602)  (57,541,707)  (59,036,821)
                                        -----------  ------------  ------------
   Net cash used in investing
    activities........................   (2,239,770)  (48,398,170)  (17,236,431)
                                        -----------  ------------  ------------
Cash flows from financing activities
 Borrowings under notes payable.......      562,110           --            --
 Repayment of notes payable...........     (206,348)     (175,188)          --
 Repayment of capital lease
  obligations.........................       (2,758)      (87,689)   (1,041,272)
 Proceeds from exercise of common
  stock warrants and options..........          --      1,886,122       930,875
 Proceeds from issuance of common
  stock under employee stock purchase
  plan................................          --            --        382,365
 Proceeds from issuance of Series C
  convertible preferred stock, net....          --        250,000           --
 Proceeds from issuance of Series B
  mandatorily redeemable convertible
  preferred stock, net................   10,038,979           --            --
 Proceeds from issuance of Series D
  mandatorily redeemable convertible
  preferred stock, net................          --     35,860,975           --
 Proceeds from sale of common stock in
  initial public offering, net........          --    126,925,260           --
                                        -----------  ------------  ------------
   Net cash provided by financing
    activities........................   10,391,983   164,659,480       271,968
                                        -----------  ------------  ------------
Net increase (decrease) in cash and
 cash equivalents.....................    5,060,626    92,734,952   (77,963,583)
Cash and cash equivalents at beginning
 of period............................      330,836     5,391,462    98,126,414
                                        -----------  ------------  ------------
Cash and cash equivalents at end of
 period...............................  $ 5,391,462  $ 98,126,414  $ 20,162,831
                                        ===========  ============  ============

   The accompanying notes are an integral part of these financial statements.

                              SciQuest.com, Inc.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company

  SciQuest.com, Inc. ("SciQuest.com" or the "Company"), which began operations in 1995, is a builder and operator of private marketplaces and supply chain solutions for leading research enterprises and their supplier partners worldwide. The Company earns revenues from e-commerce transactions generated by purchases made through the SciQuest.com web sites. In addition, SciQuest.com has historically earned revenue for advertising on its web sites and advertising in the printed catalogue of scientific products (the "Source Book"), which is prepared and distributed by the Company's subsidiary, BioSupplyNet, Inc. ("BioSupplyNet") and on commissions received for the auction of used scientific equipment by the Company's subsidiary, Internet Auctioneers International, Inc. ("IAI"). In October 2000, it was determined the BioSupplyNet and IAI operations would be eliminated (see Note 17). The Company also recognizes revenues from its recently acquired subsidiary, EMAX Solution Partners, Inc., which provides customized electronic research solutions designed to integrate chemical information systems to improve productivity and compliance for pharmaceutical, scientific and research companies.

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

 Principles of Consolidation

  The consolidated financial statements include the accounts of SciQuest.com, Inc. and its wholly-owned subsidiaries, BioSupplyNet, Inc., Internet Auctioneers International, Inc., Intralogix, Inc., SciCentral, Inc., EMAX Solution Partners, Inc., and SciQuest Europe Limited. All significant intercompany accounts and transactions have been eliminated.

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

 Restricted Cash

  At December 31, 2000, restricted cash of $500,000 and $780,000 included in cash and cash equivalent and long-term investments, respectively, is comprised of certificate of deposits which serve as collateral for the Company's lease commitments and officer loans guaranteed by the Company.

                              SciQuest.com, Inc.

 Accounts Receivable

  The Company bears all risk of loss on credit sales of scientific products in e-commerce transactions. Accounts receivable are presented net of an allowance for doubtful accounts of approximately $49,000 and $788,000 at December 31, 1999 and 2000, respectively. Following is a schedule of the allowance for doubtful accounts for each of the years ended December 31, 2000:

                                                   Years Ended December 31,
                                                   --------------------------
                                                     1998    1999     2000
                                                   -------- -------- --------
                                                        (In Thousands)
   Allowance for doubtful accounts--Accounts
    receivables:
   Balance, beginning of period................... $    --  $    37  $    49
     Additions to allowance.......................       37      74      746
     Deductions, net of recoveries................      --      (62)      (7)
                                                   -------- -------  -------
   Balance, end of period......................... $     37 $    49  $   788
                                                   ======== =======  =======

 Property and Equipment

  Property and equipment is primarily comprised of furniture and computer equipment which are recorded at cost and depreciated using the straight-line method over their estimated useful lives which are usually seven years and three to five years for furniture and computer software and equipment, respectively. Property and equipment includes certain equipment under capital leases. These items are depreciated over the shorter of the lease period or the estimated useful life of the equipment.

 Development Costs

  Development costs include expenses incurred by the Company to develop, enhance, manage, monitor and operate the Company's web sites and costs of managing and integrating data on the Company's web sites and developing software to be licensed. In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AICPA") issued Statements of Position No. 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," ("SOP No. 98-1") which provides guidance regarding when software developed or obtained for internal use should be capitalized. SOP No. 98-1 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP No. 98-1, effective January 1, 1999, the Company began accounting for the software development component of internal use software development costs in accordance with SOP No. 98-1 which requires certain costs associated with the development of the Company's web sites and internal applications to be capitalized and amortized to development expense over the useful life of the related applications, which generally range from three months to one year. The Company capitalized $1,498,000 and $4,345,000 of web site development costs during the years ended 1999 and 2000, respectively (see Note 6). Capitalized development costs are amortized over the estimated life of the related application.

 Capitalized Software Costs

  Software development costs related to software products sold to customers are required to be capitalized beginning when a product's technological feasibility has been established and ending when a product is available for general release to customers. Capitalized software costs result from the acquisitions of EMAX and BioSupplyNet (see Note 3) as determined by valuations prepared by management and from developing standardized versions of software products for sale.

                              SciQuest.com, Inc.

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

 Intangible Assets

  Intangible assets, which resulted from the acquisition of BioSupplyNet and EMAX, were determined by valuations prepared by management.

  The BioSupplyNet intangible assets are associated with the Source Book and contracts with certain web sites (the "Web Site Agreements") to provide a link to the SciQuest.com web site. Because the Source Book is a printed publication, which must be updated on an annual basis, capitalized costs related to the Source Book are being amortized over a period of 15 months. Capitalized costs related to the Web Site Agreements are being amortized over a 12 month period which is the remaining term of such agreements.

  Intangible assets recognized from the acquisition of EMAX are primarily associated with a registered trademark that is being amortized over a period of 36 months.

  Goodwill represents the excess of the purchase price of BioSupplyNet, IAI, SciCentral, Intralogix and EMAX over the fair value of the assets acquired. Goodwill is being amortized over a period of three to five years.

 Purchased In-Process Research and Development

  The acquisition cost of in-process technology that at the date of purchase has not achieved technological feasibility and has no alternative future use is charged to operations in the period such technology is acquired. Purchased in-process research and development costs for the years ended December 31, 1998 and 2000 relate to the acquisitions of BioSupplyNet and EMAX, respectively (see Note 3) and were determined by valuations prepared by management.

 Fair Value of Financial Instruments

  The carrying value of cash and cash equivalents, accounts payable and accounts receivable at December 31, 1999 and 2000 approximated their fair value due to the short-term nature of these items. The Company considers its short-term and long-term investments to be held-to-maturity and therefore these investments are carried at amortized cost. The fair value of the Company's short-term and long-term investments at December 31, 1999 and 2000, based on market quotes, is presented in Note 4.

 Impairment of Long-Lived Assets

  The Company evaluates the recoverability of its property and equipment and intangible assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121"). SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets or the business to which such assets relate. No impairments were required to be recognized during the years ended December 31, 1998 and 1999. As part of the restructuring plan during the year ended December 31, 2000, an impairment of approximately $768,000 of long-lived assets was recognized related to the elimination of unprofitable business lines (see Note 17).

                              SciQuest.com, Inc.

 Revenue Recognition

  In April 1999, the Company began earning almost all of its revenues from the sale of scientific products through its e-commerce web sites. In addition, in June 2000, the Company began selling scientific equipment. Prior to April 1999, the Company's revenues were primarily derived from advertising on its web sites. With the acquisition of EMAX in March 2000, the Company began deriving revenues from custom software development and implementation services, from sales of software licenses, and from support and maintenance contracts.

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

  With the acquisition of EMAX in March 2000, revenues from the sale of software licenses and custom development and implementation services under fixed-fee contracts are recognized using the percentage-of-completion method over the term of the development and implementation services. Revenues from the sale of standardized versions of the EMAX software are recognized upon customer acceptance in accordance with Statement of Position 97-2, "Software Revenue Recognition." Revenues from implementation services are recognized concurrently with the effort and costs incurred by the Company, at billable rates specified in the terms of the contract. Losses expected to be incurred on custom development and implementation services contracts in process, for which the fee is fixed, are charged to income in the period it is estimated that such losses will occur. The Company sells maintenance contracts to provide updates and standard enhancements to its software products. Maintenance fee revenue is recognized ratably over the term of the arrangements, generally one year.

 Cost of Revenues

  Cost of e-commerce revenues represents the purchase price to the Company of the scientific products sold through its e-commerce web sites and of scientific equipment, shipping and handling fees and the cost of maintaining such web sites. The Company generally takes legal title to the scientific products and equipment purchased at the date of shipment and relinquishes title to its customers upon delivery.

  In addition, the Company bears all credit risk for its sales of scientific products to its customers.

  The cost of software licensing, implementation and maintenance revenues consists primarily of personnel costs for employees who work directly on the development and implementation of customized electronic research solutions and who provide maintenance to customers, and also consists of the amortization of capitalized software development costs. Cost of advertising and subscription revenue includes the cost of preparing the advertisements for display on the Company's web sites and the cost of publishing and distributing the Source Book. Advertising production costs are recorded as cost of revenues the first time an advertisement appears on the Company's web sites.

                              SciQuest.com, Inc.

 Sales and Marketing Expenses

  Sales and marketing expenses consist primarily of costs, including salaries and sales commissions, of all personnel involved in the sales process. Sales and marketing expenses also include costs of advertising, trade shows and certain indirect costs and amortization of deferred customer acquisition costs (see Note 15). All costs of advertising the services and products offered by the Company are expensed as incurred. Advertising expense totaled approximately $181,000, $1,900,000 and $3,975,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

 Deferred Customer Acquisition Costs

  Deferred customer acquisition costs relate to common stock warrants given to several key suppliers and buyers of scientific products. The amount of deferred customer acquisition costs is and will be adjusted in each reporting period based on changes in the fair value of the underlying common stock until such date as the warrants are fully vested and non-forfeitable. Deferred customer acquisition costs will be amortized as a non-cash charge to sales and marketing expense over the term of the related contractual relationship using a cumulative catch-up method. The terms of the contractual relationships range from three to five years. In addition, the Company has agreed to issue to certain major enterprise buyers additional incentive warrants, the number of which will be based on each buyer's volume of purchases during the years 2000, 2001 and 2002. The value of these warrants will be determined using the Black Scholes Model at the issuance date, adjusted periodically using the cumulative catch-up approach (see Note 15). Deferred customer acquisition costs are presented net of accumulated amortization.

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

 Stock Based Compensation

  The Company accounts for non-cash stock based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB No. 25"), and its related interpretations, which states that no compensation expense is recognized for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of the Company's common stock on the grant date. In the event that stock options are granted with an exercise price below the estimated fair market value of the Company's common stock at the grant date, the difference between the fair market value of the Company's common stock and the exercise price of the stock option is recorded as deferred compensation. Deferred compensation is amortized to compensation expense over the vesting period of the related stock option. The Company recognized $323,676 and $4,440,603 in non-cash compensation expense related to amortization of deferred compensation during the years ended December 31, 1999 and 2000, respectively. The Company did not recognize any non-cash compensation expense related to stock options during the year ended December 31, 1998, as no options were granted with exercise prices below fair value until 1999.

  The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which requires certain pro forma disclosures as if compensation expense was determined based on the fair value of the options granted at the date of the grant.

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

  No single customer accounted for more than 10% of the Company's revenues during the year ended December 31, 1998. During 1999, two customers comprised 14% and 34%, respectively, of the Company's revenue. During 2000, two customers comprised 10% and 13%, respectively, of the Company's revenue. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company's customer base and because all customers are located in the United States. At December 31, 1999, two customers comprised 21% and 27%, respectively, of the accounts receivable balance. At December 31, 2000, two customers comprised 16% and 32%, respectively, of the current and long-term accounts receivable balance. Substantially all of the Company's revenues are from sales transactions originating in the United States.

  The Company relies on a number of third party suppliers for various services, including e-commerce fulfillment services. While the Company believes it could obtain these services from other qualified suppliers on similar terms and conditions, a disruption in supply of these services by the current suppliers could materially harm the business.

 Cash Flows

  The Company made cash payments for interest of $19,000, $28,000 and $155,000 during the years ended December 31, 1998, 1999 and 2000, respectively.

  The Company acquired property and equipment through the assumption of capital lease obligations amounting to $55,000, $1,688,000 and $1,523,000 during the years ended December 31, 1998, 1999 and 2000, respectively.

 Comprehensive Income (Loss)

  Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS No. 130"). Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. The Company's only item of other comprehensive income during the year ended December 31, 1998 was the unrealized gain on investments in debt securities considered as available-for-sale. The Company had no items of other comprehensive income for the year ended December 31, 1999. The Company's only item of other comprehensive income during the year ended December 31, 2000 was the foreign currency translation adjustment.

 Segment Reporting

  As a result of the acquisition of EMAX (see Note 3), the Company has determined that it has separately reportable operating segments, as defined by Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the

                              SciQuest.com, Inc.

Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position but did affect the disclosure of segment information (see "Business Segment Data" note).

 Net Income (Loss) Per Common Share

  Basic net income (loss) per common share ("Basic EPS") is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per common share ("Diluted EPS") is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants and shares issuable upon conversion of Class B common stock and convertible preferred stock. The calculation of the net loss per share available to common stockholders for the years ended December 1998, 1999 and 2000 does not include 5,325,054, 6,662,854 and 9,747,287, respectively, potential shares of common stock equivalents, as their impact would be anti-dilutive.

 Reclassifications

  Certain prior period amounts have been reclassified to conform with the current period presentation.

 Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Investments and Hedging Activities," ("SFAS No. 133"). SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supercedes several existing standards. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company currently does not and does not presently intend in the future to invest in derivative financial instruments, and therefore does not expect that the adoption of SFAS No. 133 will have a material impact on the consolidated financial statements.

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") which addresses certain criteria for revenue recognition. SAB 101 is required to be adopted no later than the fourth fiscal quarter of the fiscal year beginning after December 15, 1999. The Company's adoption of SAB 101 in 2000 did not have a material impact on the Company's consolidated financial position or results of operations.

 Employee Stock Purchase Plan

  During 2000, the Board of Directors reserved 1,100,000 shares of the Company's common stock for issuance under the Employee Stock Purchase Plan (the "ESPP"). The ESPP has two six-month offering periods (each an "Offering Period") annually, beginning April 1 and October 1, respectively. The first Offering Period under the ESPP ended on November 1, 2000. Eligible employees can elect to make deductions from 1% to 20% of their compensation during each payroll period of an Offering Period. Special limitations apply to eligible employees who own 5% or more of the outstanding common stock of the Company. None of the contributions made by eligible employees to purchase the Company's common stock under the ESPP are tax deductible to the employees. At the end of an Offering Period, the total payroll deductions by an eligible employee for that Offering Period will be used to purchase common stock of the Company at a price equal to 85% of the lesser of (a) the reported closing price of the Company's common stock for the first day of the Offering Period, or (b) the reported closing price of the common stock for the last day of the Offering Period.

                              SciQuest.com, Inc.

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

  In November 2000, the Company made the decision to discontinue the auction site. As a result, goodwill and other intangible assets of approximately $768,000 were written off as part of the restructuring charge (see Note 17).

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

                              SciQuest.com, Inc.

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

 EMAX

  On March 22, 2000, the Company purchased all of the outstanding common and preferred stock of EMAX Solution Partners, Inc. ("EMAX") in exchange for the issuance of 1,584,010 shares of the Company's common stock with a total fair value of $96,910,000, which is based on the average closing price of the common stock of $61.175 for the two-day period immediately preceding and following the date of the announcement of the acquisition of EMAX. In addition, the Company assumed approximately $3,539,000 in net liabilities and incurred costs of approximately $2,441,000 related to this acquisition. The Company also assumed EMAX's obligations under its qualified employee incentive stock option plan for EMAX employees. As a result of this, 374,152 shares of common stock have been reserved by the Company as replacement options with an average exercise price of $15.73 per share. The fair value of these options, which was estimated to be $20,392,000 using the Black-Scholes option pricing model, is included as a component of the total purchase price related to this acquisition. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the total purchase price of approximately $123.3 million was allocated to the assets acquired and liabilities assumed based on estimated fair values. The fair value assigned to intangible assets acquired was based on a valuation prepared by management of the Company.

  Of the total purchase price, $2,398,000 was allocated to the tangible assets of EMAX, which were comprised of cash, accounts receivable, property and equipment and prepaid and other assets. In addition, $6,000,000 was allocated to developed software costs, $22,000,000 was allocated to the EMAX registered trademark and $700,000 was allocated to purchased in-process research and development ("IPR&D"). The remaining purchase price of approximately $94,119,000 has been allocated to goodwill. The trademark, goodwill and developed software costs are all being amortized over a period of three years.

  The $700,000 of IPR&D was based on a valuation prepared by management and relates to software development projects that had not yet reached technological feasibility and had no alternative future use at the date of the acquisition of EMAX. At the date of the acquisition, these software products being developed by EMAX were approximately 15% complete. The Company estimated at the acquisition date that it would incur a total of approximately $3.0 million to complete the development of these software products and that the development would be completed by March 2001. As of December 31, 2000 approximately $3.7 million of software development costs have been incurred related to these software products.

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

                              SciQuest.com, Inc.

  The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the years ended December 31, 1999 and 2000 as if the acquisition of EMAX has occurred on January 1, 1999 and 2000, respectively, and after giving effect to certain purchase accounting adjustments. These pro forma results are not necessarily indicative of what the Company's operating results would have been had the acquisition actually taken place on January 1, 1999 or 2000, and may not be indicative of future operating results.

                                              Year Ended        Year Ended
                                           December 31, 1999 December 31, 2000
                                           ----------------- -----------------
                                              (unaudited)       (unaudited)
   Revenues...............................   $ 10,876,000      $  52,470,000
   Operating expenses (includes
    $44,283,000 and $44,036,000,
    respectively, of amortization of
    goodwill, purchased intangibles and
    stock-based employee compensation
    expense)..............................   $ 79,824,000      $ 109,248,000
   Operating loss.........................   $(81,483,000)     $(103,510,000)
   Net loss...............................   $(79,183,000)     $ (96,226,000)
   Net loss per common share, basic and
    diluted...............................   $     (10.15)     $       (3.41)

4. Investments

  The aggregate fair values of investment securities at December 31, 1999 and 2000 along with unrealized gains and losses determined on an individual investment security basis are as follows:

December 31, 1999

                                                          Gross
                                                        Unrealized
                                             Amortized     Gain       Market
                 Description                   Cost       (Loss)       Value
                 -----------                ----------- ----------  -----------
   Short-Term Investments:
     Commercial paper...................... $ 6,866,942 $    (442)  $ 6,866,500
     Corporate bonds.......................   9,977,792     4,408     9,982,200
     U.S. Government obligations...........   7,440,559    (9,464)    7,431,095
                                            ----------- ---------   -----------
                                            $24,285,293 $  (5,498)  $24,279,795
                                            =========== =========   ===========
   Long-Term Investments:
     Corporate bonds....................... $ 9,510,225 $ (12,647)  $ 9,497,578
     U.S. Government obligations...........  14,082,258  (259,492)   13,822,766
                                            ----------- ---------   -----------
                                            $23,592,483 $(272,139)  $23,320,344
                                            =========== =========   ===========

December 31, 2000

                                                           Gross
                                             Amortized  Unrealized    Market
                 Description                   Cost     Gain (Loss)    Value
                 -----------                ----------- ----------- -----------
   Short-Term Investments:
     Commercial paper...................... $ 4,464,615  $ 10,385   $ 4,475,000
     Corporate bonds.......................  17,700,218    29,372    17,729,590
     U.S. Government obligations...........   7,249,956     9,111     7,259,067
                                            -----------  --------   -----------
                                            $29,414,789  $ 48,868   $29,463,657
                                            ===========  ========   ===========
   Long-Term Investments:
     Certificates of Deposit............... $   780,000  $    --    $   780,000
     U.S. Government obligations...........  18,509,276   988,317    19,497,593
                                            -----------  --------   -----------
                                            $19,289,276  $988,317   $20,277,593
                                            ===========  ========   ===========

                              SciQuest.com, Inc.

5. Property and Equipment

  Property and equipment consist of the following:

                                                             December 31,
                                                        -----------------------
                                                           1999        2000
                                                        ----------  -----------
   Furniture and equipment............................. $  304,928  $ 2,679,114
   Computer software and equipment.....................  3,005,479   10,685,264
   Leasehold improvements..............................     46,675      694,798
                                                        ----------  -----------
     Total costs.......................................  3,357,082   14,059,176
   Less accumulated depreciation.......................   (487,659)  (4,157,956)
                                                        ----------  -----------
   Property and equipment, net......................... $2,869,423  $ 9,901,220
                                                        ==========  ===========

  Depreciation expense for the years ended December 31, 1998, 1999 and 2000 was approximately $37,000, $394,000 and $2,762,000, respectively. The Company leases certain equipment under capital lease agreements. The cost of equipment under capital leases at December 31, 1999 and 2000 was approximately $1,700,000 and $3,980,000, respectively.

6. Capitalized Software and Web Site Development Costs

  Capitalized software and web site development costs represent the cost of developing software products for sale and the cost of developing the applications for the Company's e-commerce web sites, (i.e., internal use development costs). During 2000, the Company capitalized development costs of $3,654,362 related to software products for sale. There were no such costs or related amortization expense incurred during 1998 or 1999. The capitalized costs related to software products for sale was $9,654,362 (including $6.0 million resulting from the acquisition of EMAX) at December 31, 2000, with accumulated amortization of $1,611,303. Related amortization expense was $1,611,303 for the year ended December 31, 2000.

  The Company capitalized internal use development costs, based on the provisions outlined in SOP No. 98-1, of $1,498,234 and $4,345,363 during the years ended December 31, 1999 and 2000, respectively. Capitalized internal use development costs are $1,498,234 and $4,678,940 at December 31, 1999 and 2000, respectively, with accumulated amortization of $106,149 and $2,913,374 at December 31, 1999 and 2000, respectively. Related amortization expense was approximately $106,000 and $2,905,000 for the years ended December 31, 1999 and 2000, respectively. There was no amortization expense for the year ended December 31, 1998.

7. Other Assets

  Other assets are comprised of the following:

                                                            December 31,
                                                       ------------------------
                                                          1999         2000
                                                       ----------  ------------
   Goodwill........................................... $1,627,561  $ 98,713,148
   Trademarks.........................................        --     22,000,000
   Long-term customer receivable......................        --      3,345,018
   Prepaid customer acquisition costs.................  1,600,000     1,600,000
   Web site agreements................................     80,766           --
   Source Book........................................    378,592           --
   Capitalized website database costs.................    364,148       600,000
   Deposits...........................................    111,642       176,940
   Other..............................................      8,049           --
                                                       ----------  ------------
                                                        4,170,758   126,435,106
   Less accumulated amortization......................   (931,761)  (32,257,721)
                                                       ----------  ------------
   Other assets, net.................................. $3,238,997  $ 94,177,385
                                                       ==========  ============

                              SciQuest.com, Inc.

8. Accrued Liabilities

  Accrued liabilities are comprised of the following:

                                                              December 31,
                                                          ---------------------
                                                             1999       2000
                                                          ---------- ----------
   Accrued compensation.................................. $  626,404 $2,049,657
   Accrued consulting and professional services..........    365,000  1,884,236
   Accrued restructuring charges.........................        --     694,736
   Accrued taxes payable.................................     74,139    882,298
   Other.................................................        577    892,109
                                                          ---------- ----------
   Total................................................. $1,066,120 $6,403,036
                                                          ========== ==========

9. Income Taxes

  The components of the Company's income tax benefit for the years ended December 31, 1998, 1999 and 2000 consist of the following:

                                                    1998      1999       2000
                                                  --------  ---------  --------
   Current:
     Federal..................................... $    --   $     --   $    --
     State.......................................      --         --        --
                                                  --------  ---------  --------
                                                       --         --        --
                                                  --------  ---------  --------
   Deferred:
     Federal.....................................  (44,158)  (176,654)  (53,473)
     State.......................................  (10,537)   (42,126)  (12,752)
                                                  --------  ---------  --------
                                                   (54,695)  (218,780)  (66,225)
                                                  --------  ---------  --------
   Total......................................... $(54,695) $(218,780) $(66,225)
                                                  ========  =========  ========

  The Company recognized a deferred tax benefit of $54,695, $218,780 and $66,225 for the years ended December 31, 1998, 1999 and 2000, respectively, resulting primarily from the reduction of the difference between the book and tax basis of the assets and liabilities recorded in conjunction with the acquisitions of BioSupplyNet and IAI.

  Significant components of the Company's deferred tax assets and liabilities at December 31, 1999 and 2000:

                                                         1999          2000
                                                     ------------  ------------
   Net operating loss carryforwards................. $ 11,206,025  $ 31,826,890
   Accrual to cash adjustment.......................      221,545           --
   Research and development.........................      102,122       149,303
   Allowance for doubtful accounts..................       19,057       485,393
   Compensation accruals............................      147,337       567,774
   Stock and warrant based compensation.............    3,556,165     4,653,578
   Other............................................       26,790       191,087
                                                     ------------  ------------
     Total deferred tax assets......................   15,279,041    37,874,025
     Valuation allowance for deferred...............  (14,776,590)  (27,927,209)
                                                     ------------  ------------
     Deferred tax assets............................      502,451     9,946,816
                                                     ------------  ------------
   Acquired intangibles.............................      (66,225)   (9,324,197)
   Capital development costs........................     (502,451)     (622,619)
                                                     ------------  ------------
     Total deferred tax liabilities.................     (568,676)   (9,946,816)
                                                     ------------  ------------
   Net deferred tax liability....................... $    (66,225) $        --
                                                     ============  ============

                              SciQuest.com, Inc.

  The Company has provided a valuation allowance against the balance of its deferred tax assets since realization of these benefits cannot be reasonably assured. The change in valuation allowance was an increase of $1,840,020, $12,712,814 and $13,150,619 in 1998, 1999 and 2000, respectively. The change primarily relates to additional operating losses in those years. The 1999 and 2000 deferred tax assets have been adjusted to reflect the net operating loss carryforwards of BioSupplyNet, Internet Auctioneers International, and EMAX Solution Partners. The increase in valuation allowance primarily resulted from the generation of net operating loss carryforwards.

  As of December 31, 2000, the Company had federal and state net operating loss carryforwards of $81,713,000. These net operating loss carryforwards begin to expire in 2012. The utilization of the federal net operating loss carryforwards may be subject to limitation under the rules regarding a change in stock ownership as determined by the Internal Revenue Code.

  Taxes computed at the statutory federal income tax rate of 34% are reconciled to the provision (benefit) for income taxes as follows:

                                     December     December 31,   December 31,
                                     31, 1998         1999           2000
                                    -----------   ------------   ------------
   Effective rate.................           (1)%           (1)%           (0)%
   United States federal tax at
    statutory rate................  $(1,453,942)  $(11,354,932)  $(28,678,110)
   State taxes (net of federal
    benefit)......................     (211,677)    (1,630,433)    (2,827,606)
   Change in valuation allowance..    1,840,020     12,712,814     13,150,619
   Deferred tax liabilities on
    acquisitions..................          --             --       9,665,946
   Acquired research and
    development write-off.........      312,963            --         238,000
   Goodwill amortization..........       10,853         71,614      8,937,187
   Acquired net operating losses..     (583,029)           --        (592,500)
   Other nondeductible expenses...       37,835         84,384         87,420
   Research and development
    credits.......................          --         (94,362)       (47,181)
   Other..........................       (7,718)        (7,865)           --
                                    -----------   ------------   ------------
   Provision (benefit) for income
    tax...........................  $   (54,695)  $   (218,780)  $    (66,225)
                                    ===========   ============   ============

10. Notes Payable

  In connection with the acquisition of IAI (see Note 3), the Company assumed convertible notes payable to stockholders which were due in April 2000. The Company also assumed other notes payable totaling $20,000 with interest rates of 10% per annum, which are due upon demand. These notes were repaid in October 1999.

  In connection with the acquisition of Intralogix, Inc. (see Note 3), the Company assumed notes payable to stockholders and a bank of approximately $72,000. These notes were repaid during 2000.

11. Capital Stock

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

  During the year ended December 31, 1998, the Company's Articles of Incorporation were amended to authorize 10,000,000 shares of preferred stock with no par value, of which 769,231 shares were designated as

                              SciQuest.com, Inc.

Series A convertible preferred stock (the "Series A preferred"), 3,835,180 shares were designated as Series B convertible preferred stock (the "Series B preferred") which are mandatorily redeemable, 601,046 shares were designated as Series C convertible preferred stock (the "Series C preferred"), and 4,794,543 shares were undesignated. The Company authorized 30,203,689 shares of common stock with no par value, of which 250,020 shares were designated as Class B common stock and 29,953,669 were designated as Class A common stock. In February 1999, the Company's Articles of Incorporation were amended and restated to increase the number of designated shares of Series C preferred to 700,000 and to decrease the number of undesignated preferred shares SciQuest.com, Inc. to 4,695,589. In March 1999, the Company reincorporated under the laws of the State of Delaware and amended and restated its Certificate of Incorporation to assign a par value of $0.001 to all classes of capital stock. In June 1999, the Company's Certificate of Incorporation was amended whereby 3,312,720 shares of preferred stock were designated as Series D convertible preferred stock (the "Series D preferred"), which are mandatorily redeemable, and the number of undesignated preferred shares were decreased to 1,382,869. In July 1999, the Company filed a Certificate of Designation whereby 126,500 shares of preferred stock were designated as Series E convertible preferred stock (the "Series E preferred"), and which decreased the number of undesignated preferred shares to 1,256,369. Upon the effectiveness of the Company's initial public offering on November 12, 1999, the number of authorized shares of the Company's common stock was increased to 90,000,000 shares and 10,000,000 shares of preferred stock were authorized. At all times, the Company shall reserve a number of shares of unissued common stock for the purpose of effecting the conversion of its issued and outstanding shares of all outstanding warrants and options to purchase the Company's common stock.

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

  In November 1999, the Company's initial public offering was consummated. All 8,625,000 registered shares were sold at $16 per share resulting in proceeds, net of expenses, of $126.9 million.

  In November 2000, the Company sold 100,662 shares of common stocks pursuant to the employee stock purchase plan resulting in proceeds of $382,365.

 Conversion

  Each share of Series A, Series B, Series C, Series D, and Series E preferred and Class B common stock, at the option of the holder, is convertible into shares of common stock of the Company at 1.516643-for-1 conversion ratio, subject to certain adjustments as defined. All outstanding shares of Series A, Series B, Series C, Series D, and Series E preferred stock converted into 13,438,185 shares of the Company's common stock upon the closing of the Company's initial public offering in November 1999.

12. Mandatorily Redeemable Convertible Preferred Stock

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

                              SciQuest.com, Inc.

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

  As the redemption price of the Series B preferred was variable in amount, its carrying value was required to be adjusted to the estimated redemption amount at each balance sheet date. The Company recorded charges to stockholders' equity of $328,723 for the year ended December 31, 1998 and $45,215,043 for the period from January 1, 1999 to November 22, 1999, the effective date of the Company's initial public offering, to reflect the Series B preferred at its estimated fair value at each date based on the price of the most recent sales of the Company's preferred stock and the projected initial public offering price, respectively.

  In May and June, 1999, the Company sold 3,312,720 shares of Series D preferred in a private placement transaction for $11.32 per share which resulted in proceeds of $35,860,975, net of issuance costs of $1,639,025. In addition, the Company issued 1,004,829 warrants to purchase the Company's common stock at an exercise price of $7.46 per share and 41,733 warrants to purchase the Company's common stock at an exercise price of $9.33 per share. The estimated fair value of the warrants of $726,137 according to the Black-Scholes pricing model using an estimated fair value of $3.30 per common share for the Company's common stock was recorded as a reduction in the carrying value of the Series D preferred and an increase to additional paid in capital. The Company recorded a charge to stockholders' equity of $34,073,979 for the period from issuance to November 22, 1999 to record the accretion on the Series D preferred. Accretion of all mandatorily redeemable preferred stock ceased upon the effectiveness of the Company's initial public offering on November 22, 1999.

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

13. Stock Options and Warrants

 Stock Options

  In September 1997, the Company adopted the SciQuest, Inc. Stock Option Plan (the "Plan") which provided for the grant of up to 341,245 employee stock options. In September 1998, the Plan was amended to provide for the grant of up to 1,272,299 employee stock options. In February 1999, the Plan was amended to provide for the grant of up to 1,484,820 employee stock options. In August and November 1999, the Plan was further amended to allow for the grant of up to 2,056,060 employee stock options. Stock options granted under the Plan are for periods not to exceed ten years. In December 1999, the Company adopted the Sciquest.com, Inc. 1999 Stock Option Plan which provides for the grant of up to 2,854,998 employee stock options. Options granted under the Plans during the years ended December 31, 1998, 1999 and 2000 generally vest in periods between three and five years as determined by the board of directors, although certain grants have been vested immediately upon the grant of the option.

                              SciQuest.com, Inc.

  The Company continues to apply APB No. 25 and related interpretations in accounting for the Plans. The Company recognized $323,676 and $4,440,603 in non-cash compensation expense related to amortization of deferred compensation during the years ended December 31, 1999 and 2000, respectively. No deferred compensation or compensation expense was recorded related to stock option grants during the year ended December 31, 1998. Had compensation expense for the Plans been determined based on the fair value at the grant dates for awards under the Plans consistent with the methods of SFAS No. 123, the Company's net loss for the years ended December 31, 1999 and 2000 would have been increased to the pro forma amounts indicated below:

                                     December    December 31,   December 31,
                                     31, 1998        1999           2000
                                    -----------  -------------  ------------
   Net loss available to common
    stockholders:
     As reported................... $(4,550,329) $(112,467,099) $(84,347,382)
     SFAS 123 proforma............. $(4,554,641) $(113,233,101) $(91,570,908)
   Loss per share--basic and
    diluted:
     As reported................... $     (1.33) $      (18.10) $      (2.99)
     SFAS 123 proforma............. $     (1.33) $      (18.22) $      (3.24)

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the years ended December 31, 1998, 1999 and 2000: risk free interest of 6.0%, 6.1% and 6.2%, respectively; expected lives of five years; dividend yields of 0%; and volatility factors of 0%, 0% and 148%, respectively. The weighted average fair value of options granted during the years ended December 31, 1998, 1999 and 2000 according to the Black-Scholes pricing model was $0.02, $3.42 and $9.75, respectively.

  A summary of the status of the Plans as of December 31, 1998, 1999 and 2000 and changes during the years then ended is presented below:

                                               Year Ended December 31,
                             --------------------------------------------------------------
                                    1998                 1999                 2000
                             -------------------- -------------------- --------------------
                                         Weighted             Weighted             Weighted
                               Shares    Average    Shares    Average    Shares    Average
                             Underlying  Exercise Underlying  Exercise Underlying  Exercise
                              Options     Price    Options     Price    Options     Price
                             ----------  -------- ----------  -------- ----------  --------
   Outstanding at beginning
    of year................    117,596    $0.06   1,004,310    $ 0.13  2,193,724    $11.74
   Granted.................    887,958     0.15   1,733,970     14.82  2,858,131     10.78
   Exercised...............        --       --     (436,874)     0.14   (423,036)     0.65
   Forfeited...............     (1,244)    0.18    (107,682)     0.12   (759,203)     3.62
                             ---------    -----   ---------    ------  ---------    ------
   Outstanding at end of
    period.................  1,004,310    $0.13   2,193,724    $11.74  3,869,616    $13.84
                             =========    =====   =========    ======  =========    ======

  All incentive stock options granted during the years ended December 31, 1998, 1999 and 2000 were granted with an exercise price equal to the fair value of the underlying common stock on the grant date, as determined by the board of directors. The Company recorded $12,199,827 and $5,180,163 of deferred compensation related to stock option grants during the years ended December 31, 1999 and 2000, respectively, with an exercise price below the fair market value of the Company's common stock at the date of the grant.

  On December 13, 2000, the Board of Directors approved a repricing of approximately 1,173,000 non-officer employee stock options to the closing price of $2.125. Accordingly, the Company recognizes adjustments to the related deferred compensation for changes in the intrinsic value of the repriced options at each balance sheet date. In 2000, the repricing resulted in no additional deferred compensation or amortization of expense due to the December 31, 2000 closing price being below the revised exercise price.

                              SciQuest.com, Inc.

  The following table summarizes information about the Company's outstanding stock options at December 31, 2000:

                                       Weighted   Weighted             Weighted
                           Number of    Average   Average   Number of  Average
                            Options   Contractual Exercise   Options   Exercise
Range of Exercise Prices  Outstanding    Life      Price   Exercisable  Price
------------------------  ----------- ----------- -------- ----------- --------
$0.03297-$2.07696........    543,158      7.8      $0.39     234,310    $0.41
$2.12500-2.12500.........  2,121,559      9.7       2.13      59,558     2.13
$3.07980-8.21270.........    560,497      8.8       7.35     142,499     6.69
$8.21300.................     53,734      8.3       8.21      31,288     8.21
$8.40600.................    214,300      9.7       8.41         --       --
$9.83400.................     65,545      8.7       9.83      59,336     9.83
$9.83470.................     32,235      8.6       9.83      32,235     9.83
$15.72700................     56,588      9.1      15.73      33,510    15.73
$47.50000................    192,000      9.0      47.50      48,000    47.50
$75.00000................     30,000      9.1      75.00         --       --
                           ---------      ---      -----     -------    -----
                           3,869,616      9.4      $6.28     640,736    $8.02
                           =========      ===      =====     =======    =====

 Warrants

  At December 31, 1999 and 2000, the Company had 5,889,303 and 4,755,168,
respectively, of warrants outstanding, with 899,120 warrants exercisable at December 31, 2000, to purchase the Company's common stock at prices ranging from $0.01 to $9.33, which includes the warrants issued to strategic partners discussed in Note 15. These warrants expire at various dates between 2000 and 2004.

14. Commitments and Contingencies

  The Company leases certain equipment under various capital leases and leases its office space and certain equipment under noncancellable operating leases. Future minimum lease payments required under the leases at December 31, 2000 are as follows:

                                                        Capital     Operating
                                                        Leases       Leases
                                                      -----------  -----------
   2001.............................................  $ 1,187,391  $ 2,001,267
   2002.............................................    1,174,580    2,077,205
   2003.............................................      503,063    2,005,146
   2004.............................................       21,686    2,041,856
   2005.............................................          --     1,609,339
   Thereafter.......................................          --     5,354,780
                                                      -----------  -----------
     Total minimum lease payments...................    2,886,720  $15,089,593*
                                                                   ===========
   Less amount representing interest from 2 to 32%..     (265,342)
                                                      -----------
   Present value of net minimum lease payments......    2,621,378
   Less current maturities..........................   (1,096,921)
                                                      -----------
   Long-term maturities of capital lease
    obligations.....................................  $ 1,524,457
                                                      ===========

--------
* Future minimum operating lease payments have not been reduced by future minimum sublease rentals of $480,000.

                              SciQuest.com, Inc.

  Rent expense recognized under operating leases totaled approximately $34,000, $439,000 and $1,444,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

  During 2000, the Company entered into a lease for 39,000 square feet of office space for its EMAX subsidiary. The lease, which is for a period of 10 years, will commence in March 2001.

  In February 1999, the Company entered into a lease agreement for additional office space for a period of three years. An extended rental period for this space and additional space within the same building was part of an agreement entered into during 2000 providing a total of 93,000 square feet into the year 2005.

  During the year ended December 31, 1999, the Company entered into a leasing agreement with a leasing company. The Company obtained a total commitment amount of $2,500,000 from the leasing company, which expired in August 2000. To date the Company has borrowed $2,500,000. The Company may purchase furniture and equipment and lease the items over a three and a half year term. Payments are due monthly. Prior to the end of the lease term, the Company has the option to either purchase the equipment or renew the lease at a price not to exceed fifteen percent of the equipment cost.

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

15. Strategic Relationships

  In October, November, and December 1999, the Company entered into strategic relationships with a number of key suppliers and buyers of scientific products. As a part of these arrangements, the Company issued to these companies 5,035,180 warrants to purchase the Company's common stock at an exercise price of $0.01 per share of which 4,010,847 warrants are issued and outstanding at December 31, 2000. At December 31, 1999 and 2000, the Company has deferred customer acquisition costs of $400,246,458 and $6,583,286, respectively, related to these warrants. In the event that the Company commits to issue additional warrants to purchase its common stock as more strategic relationships are formed, the Company will be required to record additional deferred customer acquisition costs equal to the fair value of the warrants on the date of issuance. The amount of deferred customer acquisition costs will be adjusted in future reporting periods based on changes in the fair value of the warrants until such date as the warrants are fully vested and non-forfeitable. Deferred customer acquisition costs will be amortized to operating expense over the term of the related contractual relationship, which in the case of the buyer agreements is three years and in the case of the supplier agreements is four or five years, using a cumulative catch-up method. The Company recognized $9,107,753 and $(7,373,613) in stock based non-cash customer acquisition expense (benefit) during the fourth quarter of 1999 and the year ended December 31, 2000, respectively, related to the amortization of deferred customer acquisition costs.

  These strategic relationships include agreements to be the exclusive third party provider of electronic marketplace services in the United States for a period of five years for eight key suppliers. Under the terms of these agreements, these suppliers are not required to sell a minimum amount of products through the Company's

                              SciQuest.com, Inc.

electronic marketplace. The warrants to purchase the Company's common stock that were issued in connection with these agreements will vest over a four or five year period regardless of the level of sales by the suppliers through the Company's electronic marketplace.

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

  In addition, the Company has agreed to issue to certain major enterprise buyers additional incentive warrants, the number of which will be based on each purchaser's volume of purchases through the Company's market place during the years 2000, 2001 and 2002. These incentive warrants will be issued on February 15, 2001, 2002 and 2003, at an exercise price equal to the price per share of common stock in the Company's initial public offering of $16 per share, and will be exercisable upon issuance. For incentive warrants related to 2000 purchases, deferred customer acquisition costs will be recognized at the date of issuance of these incentive warrants in an amount equal to the estimated fair value of the warrants at the date of issuance determined using the Black Scholes valuation model and will be amortized, using a cumulative catch-up approach, as a non-cash charge to revenue over the remaining term of the strategic relationship with these key buyers. Based on these purchasers' volume, on February 15, 2001 we will issue incentive warrants to purchase approximately 58,000 shares of common stock.

  In future periods, the Company expects to account for incentive warrants pursuant to EITF Issue 00-22,"Accounting for "Points" and Other Time- or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future." Under the consensus in Issue 00-22, the Company will estimate the number of customers that will ultimately earn incentive warrants, factoring in returns, if it can be reasonably estimated. Each revenue transaction with customers that earn incentive warrants will be reduced by an applicable incentive cost rate. Changes to estimates of the ultimate incentive cost will be recognized by using a cumulative catch-up adjustment at each balance sheet date and by reducing future revenues, on a non-cash basis, based on a revised incentive cost rate.

  If, in any period, the non-cash charges related to incentive warrants issued to any customer exceed revenues earned from sales to such customer, the excess charge will be included in sales and marketing expenses.

16. Related Party Transactions

  In March 1999, we sold 89,408 shares of Series C convertible preferred stock to an executive officer for $250,000, or $2.80 per share. These shares were converted to common stock upon the effectiveness of our initial public offering on November 19, 1999. In November 2000, 50,000 shares of restricted common stock (previously sold to an executive officer at par value of $0.001) were declared fully vested. This accelerated vesting resulted in a non-cash compensation expense of $385,900 during the year ended December 31, 2000.

17. Restructuring

  In November 2000, the Company announced a restructuring of its e-commerce business. The restructuring includes the elimination of certain unprofitable business lines and a resultant reduction in its workforce of approximately 10 percent of the employees located in the United States. The total restructuring charge was $2.2 million and included a write-off of approximately $0.8 million of assets relating to the unprofitable business lines to be eliminated.

                              SciQuest.com, Inc.

  Per SEC Staff Accounting Bulletin 100 and Emerging Issues Task Force Issue No. 94-3, the following table summarizes information about the Company's restructuring plan:

                                                                    Remaining
                                                                   Liability at
                                          Restructuring Charges to December 31,
                                              Plan      Liability      2000
                                          ------------- ---------- ------------
   Number of employees..................           44           38          6
   Involuntary termination benefits.....   $1,241,891   $  603,776   $638,115
   Write-down of net assets of IAI, Inc.
    and BioSupplyNet, Inc...............      960,379      903,758     56,621
                                           ----------   ----------   --------
   Total................................   $2,202,270   $1,507,534   $694,736
                                           ==========   ==========   ========

  The majority of the write-down of net assets related to IAI, Inc. and BioSupplyNet, Inc. consists of impairment of intangibles.

18. Business Segment Data

  During 2000, as a result of the acquisition of EMAX, the Company operated in two business segments--e-commerce transactions and license fees and other professional services. The Company operated as a single segment during 1998 and 1999. Substantially all operations are in the United States.

                                           Year Ended December 31, 2000
                                      ----------------------------------------
                                                    License fees
                                                     and other
                                                    professional
                                       E-Commerce     services    Consolidated
                                      ------------  ------------  ------------
   Revenues--external customers.....  $ 46,194,721  $  5,508,835  $ 51,703,556
   Depreciation and amortization....  $  7,189,648  $ 32,099,358  $ 39,289,006
   Non-cash stock based compensation
    and customer acquisition costs..  $ (2,664,183) $    131,079  $ (2,533,104)
   Operating loss...................  $(52,158,117) $(39,404,216) $(91,562,333)
   Interest revenue.................     7,304,050           --      7,304,050
   Interest expense.................      (153,621)       (1,703)     (155,324)
                                      ------------  ------------  ------------
   Loss before income taxes.........   (45,007,688)  (39,405,919)  (84,413,607)
                                      ------------  ------------  ------------
   Income tax benefit...............        66,225           --         66,225
                                      ------------  ------------  ------------
   Net loss.........................  $(44,941,463) $(39,405,919) $(84,347,382)
                                      ============  ============  ============
   Capital expenditures.............  $ 10,536,726  $  3,985,519  $ 14,522,245
                                      ============  ============  ============
   Total assets.....................  $103,960,383  $ 99,232,315  $203,192,698
                                      ============  ============  ============

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, SciQuest.com, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SciQuest.com, Inc.
                                          (Registrant)

                                                   /s/ Stephen J. Wiehe
                                          By: _________________________________
                                                     Stephen J. Wiehe
                                                  Chief Executive Officer

Date: March 30, 2001

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            Signature                          Title                       Date
            ---------                          -----                       ----

    /s/ Stephen J. Wiehe           Chief Executive Officer            March 30, 2001
_________________________________   (Principal Executive
        Stephen J. Wiehe            Officer)
                                    and Director

    /s/ James J. Scheuer           Chief Financial Officer            March 30, 2001
_________________________________   (Principal Financial and
        James J. Scheuer            Accounting Officer)

    /s/ M. Scott Andrews           Chief Strategy Officer and         March 30, 2001
_________________________________   Director
        M. Scott Andrews

     /s/ Noel J. Fenton            Director                           March 30, 2001
_________________________________
         Noel J. Fenton

     /s/ Gautam Prakash            Director                           March 30, 2001
  _______________________________
         Gautam Prakash

       /s/ Lloyd Segal             Director                           March 30, 2001
_________________________________
           Lloyd Segal

     /s/ Bruce J. Boehm            Director                           March 30, 2001
_________________________________
         Bruce J. Boehm

   /s/ Timothy T. Weglicki         Director                           March 30, 2001
_________________________________
       Timothy T. Weglicki