Form 10-Q
period 2001-03-31
SCIQUEST COM INC
filed 2001-05-15
CIK 1082526

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                   FORM 10-Q



[Mark One]
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________ to ____________


                        Commission File Number: 000-27803
                                ---------------

                               SCIQUEST.COM, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                  56-2127592
     (State or other Jurisdiction                        (I.R.S. Employer
     of incorporation or organization)                   Identification No.)

      5151 McCrimmon Parkway, Suite 216                     27560
        Morrisville, North Carolina                       (Zip Code)
  (Address of principal executive offices)


                                 (919) 659-2100
              (Registrant's telephone number, including area code)
                          ---------------------
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      As of May 10, 2001, 28,951,540 shares of Common Stock, $.001 par value, were outstanding.

                               SCIQUEST.COM, INC.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION:

ITEM 1: FINANCIAL STATEMENTS

        Consolidated Balance Sheets at March 31, 2001 (unaudited) and
        December 31, 2000                                                              3

        Consolidated Statements of Operations for the Three Months Ended
        March 31, 2001 and 2000 (unaudited)                                            4

        Consolidated Statements of Cash Flows for the Three Months Ended
        March 31, 2001 and 2000 (unaudited)                                            5

        Notes to Consolidated Financial Statements                                     6

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS                                                         16

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                    34


PART II - OTHER INFORMATION:

ITEM 1: LEGAL PROCEEDINGS                                                             35

ITEM 2: CHANGES IN SECURITIES                                                         35

ITEM 3: DEFAULTS IN SECURITIES                                                        35

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                           35

ITEM 5: OTHER INFORMATION                                                             35

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K                                              35

SIGNATURES                                                                            38


                                     PART I

   Item 1. Financial Statements


                               SciQuest.com, Inc.

                           CONSOLIDATED BALANCE SHEETS

                                                                           March 31,        December 31,
                                                                              2001             2000
                                                                         --------------   --------------
                                                                          (unaudited)
                                          Assets
 Current assets:
   Cash and cash equivalents                                             $  32,103,495    $  20,162,831
   Short-term investments                                                   16,262,820       29,414,789
   Accounts receivable, net                                                 11,430,965       16,163,830
   Prepaid expenses and other current assets                                 4,204,673        4,274,742
                                                                         --------------   --------------
     Total current assets                                                   64,001,953       70,016,192

   Long-term investments                                                    12,914,446       19,289,276
   Property and equipment, net                                               9,525,104        9,901,220
   Capitalized software and web site development costs, net                 11,119,091        9,808,625
   Goodwill and other long-term assets, net                                 83,135,518       94,177,385
                                                                         --------------   --------------
     Total assets                                                        $ 180,696,112    $ 203,192,698
                                                                         ==============   ==============
                            Liabilities and Stockholders' Equity
 Current liabilities:
   Accounts payable                                                      $   6,310,359    $   6,010,197
   Accrued liabilities                                                       5,492,501        6,403,036
   Deferred revenues                                                         1,537,160        1,033,238
   Current maturities of capital lease obligations                           1,108,559        1,096,921
                                                                         --------------   --------------
     Total current liabilities                                              14,448,579       14,543,392
                                                                         --------------   --------------
   Capital lease obligations, less current maturities                        1,326,323        1,524,457
   Commitments and contingencies                                                    --               --

 Stockholders' equity:
   Common stock, $0.001 par value; 90,000,000 shares authorized;
    28,843,100 and 28,696,097 shares issued and outstanding as of
    March 31, 2001 and December 31, 2000, respectively                          28,843           28,696
   Additional paid-in capital                                              317,599,237      319,475,952
   Deferred compensation                                                    (3,932,588)      (4,543,903)
   Deferred customer acquisition costs                                      (3,314,188)      (4,849,235)
   Accumulated other comprehensive loss                                        (22,748)          (5,369)
   Accumulated deficit                                                    (145,437,346)    (122,981,292)
                                                                         --------------   --------------
     Total stockholders' equity                                            164,921,210      187,124,849
                                                                         --------------   --------------
     Total liabilities and stockholders' equity                          $ 180,696,112    $ 203,192,698
                                                                         ==============   ==============

   The accompanying notes are an integral part of these financial statements.

                               SciQuest.com, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                   Three Months Ended March 31,
                                                                                     2001                 2000
                                                                                --------------      ----------------
Revenues:
  E-commerce (net of $54,896, and $0, respectively, of non-cash buyer           $  11,686,801       $     4,979,655
    incentive warrants)
  License fees and other professional services                                        900,394               124,139
                                                                                --------------      ----------------
    Total revenues                                                                 12,587,195             5,103,794
                                                                                --------------      ----------------
Cost of revenues:
  Cost of e-commerce                                                               11,282,025             4,751,932
  Cost of license fees and other professional services (includes $593,471
    and $0, respectively, of amortization of capitalized software costs)            1,006,809                50,000
                                                                                --------------      ----------------
    Total cost of revenues                                                         12,288,834             4,801,932
                                                                                --------------      ----------------
    Gross profit                                                                      298,361               301,862
                                                                                --------------      ----------------
Operating expenses:
  Development (includes $122,847 and $535,467, respectively, of
    stock-based employee compensation)                                              4,213,167             3,580,685
  Sales and marketing (includes $134,856 and $404,371, respectively, of stock-based employee compensation and ($223,443) and $696,028,
    respectively, of stock-based customer acquisition (benefits) expenses)          4,332,804             6,466,907
  General and administrative (includes $254,598 and $1,181,625, respectively, of stock-based employee compensation and $10,229,547, and $1,292,591,
    respectively, of goodwill amortization)                                        15,331,074             5,923,559
  Purchased in-process research and development                                            --               700,000
                                                                                --------------      ----------------
    Total operating expenses                                                       23,877,045            16,671,151
                                                                                --------------      ----------------
Operating loss                                                                    (23,578,684)          (16,369,289)
                                                                                --------------      ----------------
Interest income (expense):
  Interest income                                                                   1,172,097             2,145,730
  Interest expense                                                                    (49,467)              (36,805)
                                                                                --------------      ----------------
    Net interest income                                                             1,122,630             2,108,925
                                                                                --------------      ----------------
Loss before income taxes                                                          (22,456,054)          (14,260,364)
Income tax benefit                                                                         --                54,695
                                                                                --------------      ----------------
Net loss                                                                        $ (22,456,054)      $   (14,205,669)
                                                                                ==============      ================
Net loss per common share--basic and diluted                                    $       (0.78)      $         (0.53)
                                                                                ==============      ================
Weighted average common shares outstanding--basic and Diluted                      28,797,934            26,645,896


   The accompanying notes are an integral part of these financial statements.

                               SciQuest.com, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                    Three Months Ended March 31,
                                                                                ------------------------------------
                                                                                      2001               2000
                                                                                ---------------     ----------------
Cash flows from operating activities
  Net loss                                                                      $  (22,456,054)     $   (14,205,669)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                   12,907,353            1,856,527
    Bad debt expense                                                                         0               41,413
    Non-cash buyer incentive warrants                                                   16,028                   --
    Purchased in-process research and development                                           --              700,000
    Deferred tax benefit                                                                    --              (54,695)
    Amortization of deferred compensation                                              512,301            2,121,463
    Amortization of deferred customer acquisition costs                               (184,576)             696,028
    Amortization of discount on investments                                            (21,895)            (179,690)
    Changes in operating assets and liabilities:
      Accounts receivable                                                            4,732,865           (3,943,816)
      Prepaid expenses and other assets                                                 70,069               68,125
      Other long-term assets                                                           690,895                   --
      Accounts payable                                                                 300,162              276,735
      Accrued liabilities                                                             (910,535)           3,209,962
      Deferred revenue                                                                 503,922              (23,055)
                                                                                ---------------     ----------------
        Net cash used in operating activities                                       (3,839,465)          (9,436,672)
                                                                                ---------------     ----------------
Cash flows from investing activities
  Purchase of property and equipment and capitalized software                       (3,590,730)          (2,551,121)
  Cash received from acquisitions                                                           --              529,865
  Cash paid for acquisitions                                                                --           (1,955,787)
  Maturity of investments                                                           20,990,742            4,500,000
  Purchase of investments, including restricted cash                                (1,442,048)         (21,153,298)
                                                                                ---------------     ----------------
        Net cash provided by (used in) investing activities                         15,957,964          (20,630,341)
                                                                                ---------------     ----------------
Cash flows from financing activities
  Repayment of capital lease obligations                                              (186,496)            (115,683)
  Proceeds from exercise of common stock warrants and options                           26,040              740,185
  Proceeds from sale of restricted common stock                                             --              339,750
                                                                                ---------------     ----------------
        Net cash provided by (used in) financing activities                           (160,456)             964,252
                                                                                ---------------     ----------------
Effect of exchange rate changes on cash and cash equivalents                           (17,379)                  --
                                                                                ---------------     ----------------
Net increase (decrease) in cash and cash equivalents                                11,940,664          (29,120,761)
Cash and cash equivalents at beginning of period                                    20,162,831           98,126,414
                                                                                ---------------     ----------------
Cash and cash equivalents at end of period                                      $   32,103,495      $    69,023,653
                                                                                ===============     ================


   The accompanying notes are an integral part of these financial statements.

                               SciQuest.com, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  The Company

     SciQuest.com, Inc. ("SciQuest.com" or the "Company"), which began operations in 1995, is a technology and solutions company that provides integrated e-commerce and research asset management solutions for research enterprises and their supply chain partners worldwide. The Company earns revenues from e-commerce transactions generated by purchases made through the SciQuest.com web sites. In addition, SciQuest.com has historically earned revenue for advertising on its web sites and advertising in the printed catalogue of scientific products (the "Source Book"), which is prepared and distributed by the Company's subsidiary, BioSupplyNet, Inc. ("BioSupplyNet") and on commissions received for the auction of used scientific equipment by the Company's subsidiary, Internet Auctioneers International, Inc. ("IAI"). In October 2000, it was determined the BioSupplyNet and IAI operations would be eliminated (see Note 5). The Company also recognizes revenues from its subsidiary, EMAX Solution Partners, Inc. ("EMAX"), which provides customized electronic research solutions designed to integrate chemical information systems to improve productivity and compliance for pharmaceutical, scientific and research companies.


2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

     The unaudited interim consolidated financial statements as of and for the three months ended March 31, 2001 and March 31, 2000 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments necessary to present fairly the consolidated balance sheets, statements of operations and statements of cash flows for the periods presented in accordance with generally accepted accounting principles. The consolidated balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date. Certain information and footnote disclosures have been omitted in accordance with the rules and regulations of the SEC. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2000 included in the Company's Form 10-K, filed with the SEC on April 2, 2001. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

Principles of Consolidation

     The consolidated financial statements include the accounts of SciQuest.com, Inc. and its wholly-owned subsidiaries, BioSupplyNet, Inc., Internet Auctioneers International, Inc., Intralogix, Inc. ("Intralogix"), SciCentral, Inc. ("SciCentral"), EMAX Solution Partners, Inc., and SciQuest Europe Limited. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

                               SciQuest.com, Inc.

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

Restricted Cash

     At March 31, 2001 and December 31, 2000, restricted cash of $500,000 and $780,000 included in cash and cash equivalent and long-term investments, respectively, is comprised of certificate of deposits which serve as collateral for the Company's lease commitments and officer loans guaranteed by the Company.

Accounts Receivable

     The Company bears all risk of loss on credit sales of scientific products in e-commerce transactions. Accounts receivable are presented net of an allowance for doubtful accounts.

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

Development Costs

     Development costs include expenses incurred by the Company to develop, enhance, manage, monitor and operate the Company's web sites and costs of managing and integrating data on the Company's web sites and developing software to be licensed. The Company capitalizes certain development costs of internal use software associated with the development of the Company's web sites and internal applications and amortizes these costs to development expense over the useful life of the related applications, which generally ranges from three months to one year.

Capitalized Software Costs

     Software development costs related to software products sold to customers are required to be capitalized beginning when a product's technological feasibility has been established and ending when a product is available for general release to customers. Capitalized software costs result from the acquisitions of EMAX and BioSupplyNet as determined by valuations prepared by management and from developing standardized versions of software products for sale. Capitalized software costs are typically amortized over a period of three years.

Intangible Assets

     Intangible assets consist of goodwill and certain other intangible assets acquired in the Company's various acquisitions. Goodwill is amortized over three to five years. All other intangible assets are amortized over a period of three years.

                               SciQuest.com, Inc.

Purchased In-Process Research and Development

     The acquisition cost of in-process technology that at the date of purchase has not achieved technological feasibility and has no alternative future use is charged to operations in the period such technology is acquired. Purchased in-process research and development costs relate to the acquisition of EMAX, (see Note 3) and was determined by a valuation prepared by management.

Fair Value of Financial Instruments

     The carrying value of cash and cash equivalents, accounts payable and accounts receivable at March 31, 2001 and December 31, 2000 approximated their fair value due to the short-term nature of these items. The Company considers its short-term and long-term investments to be held-to-maturity, and therefore these investments are carried at amortized cost.

Impairment of Long-Lived Assets

     The Company evaluates the recoverability of its property and equipment and intangible assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121"). SFAS No. 121 requires long-lived assets to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment is recognized in the event that the net book value of an asset exceeds the future undiscounted cash flows attributable to such asset or the business to which such asset relates. No impairments were required to be recognized during the three month periods ended March 31, 2001 and 2000. As part of the restructuring plan during the year ended December 31, 2000, an impairment of approximately $768,000 of long-lived assets was recognized related to the elimination of unprofitable business lines.

If the Company's market capitalization is consistently lower than the carrying value of recorded net assets, an impairment analysis may be required.

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

     Revenues received from the auction of used scientific products by the Company's subsidiary, IAI, represent commissions which are determined based on a percentage of the value of the scientific products sold. The Company recognizes these commissions in revenue at the date the related piece of scientific equipment is accepted by the buyer.

                               SciQuest.com, Inc.

     With the acquisition of EMAX in March 2000, revenues from the sale of software licenses and custom development and implementation services under fixed-fee contracts are recognized using the percentage-of-completion method over the term of the development and implementation services. Revenues from the sale of standardized versions of the EMAX software are recognized upon customer acceptance in accordance with Statement of Position 97-2, "Software Revenue Recognition." Revenues from implementation services are recognized concurrently with the effort and costs incurred by the Company, at billable rates specified in the terms of the contract. Losses expected to be incurred on custom development and implementation services contracts in process, for which the fee is fixed, are charged to income in the period in which the estimated losses are initially identified. The Company sells maintenance contracts to provide updates and standard enhancements to its software products. Maintenance fee revenue is recognized ratably over the term of the arrangements, generally one year.

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

Sales and Marketing Expenses

     Sales and marketing expenses consist primarily of costs, including salaries and sales commissions, of all personnel involved in the sales process. Sales and marketing expenses also include costs of advertising, trade shows and certain indirect costs and amortization of deferred customer acquisition costs. All costs of advertising the services and products offered by the Company are expensed as incurred.

Deferred Customer Acquisition Costs

     Deferred customer acquisition costs relate to common stock warrants given to several key suppliers and buyers of scientific products. The amount of deferred customer acquisition costs is adjusted each reporting period based on changes in the fair value of the warrants until such date as the warrants are fully vested and non-forfeitable. Deferred customer acquisition costs will be amortized as a non-cash charge to sales and marketing expense over the term of the related contractual relationship using a cumulative catchup method. The terms of the contractual relationships range from three to five years. Deferred customer acquisition costs are presented net of accumulated amortization.

Sales Incentives

     The Company has agreed to issue to certain major enterprise buyers additional incentive warrants, the number of which is based on each buyer's volume of purchases during the years 2000, 2001 and 2002. The value of these warrants is determined using the Black Scholes Model at the issuance date, adjusted periodically using the cumulative catch-up approach (see Note 6). The value of incentive warrants is presented as a reduction to revenues in the Consolidated Statements of Operations.

                               SciQuest.com, Inc.

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

Stock Based Compensation

     The Company accounts for non-cash stock based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and its related interpretations, which states that no compensation expense is recognized for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of the Company's common stock on the grant date. In the event that stock options are granted with an exercise price below the estimated fair market value of the Company's common stock at the grant date, the difference between the fair market value of the Company's common stock and the exercise price of the stock option is recorded as deferred compensation. Deferred compensation is amortized to compensation expense over the vesting period of the related stock option.

     The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", which requires certain pro forma disclosures as if compensation expense was determined based on the fair value of the options granted at the date of the grant.

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

Comprehensive Income (Loss)

     The Company's only item of other comprehensive income during the three months ended March 31, 2001 was the foreign currency translation adjustment. The Company had no items of other comprehensive income for the three months ended March 31, 2000.

Segment Reporting

     As a result of the acquisition of EMAX (see Note 3), the Company has determined that it has separately reportable operating segments, as defined by Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No.

                               SciQuest.com, Inc.

131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position but did affect the disclosure of segment information (see Note 4).

Net Income (Loss) Per Common Share

     Basic net income (loss) per common share is computed by dividing net income
(loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants and shares issuable upon conversion of Class B common stock and convertible preferred stock. The calculation of the net loss per share available to common stockholders for the three months ended March 31, 2001 and 2000 does not include 4,772,960 and 6,829,374, respectively, of potential shares of common stock equivalents, as their impact would be anti-dilutive.

Reclassifications

     Certain prior period amounts have been reclassified to conform with the current period presentation.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Investments and Hedging Activities," ( "SFAS No. 133 "). SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supercedes several existing standards. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not invest in derivative financial instruments, and therefore the adoption of SFAS No. 133 did not have a material impact on the consolidated financial statements.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") which addresses certain criteria for revenue recognition. The Company's adoption of SAB 101 in 2000 did not have a material impact on the Company's consolidated financial position or results of operations.

Employee Stock Purchase Plan

     During 2000, the Board of Directors reserved 1,100,000 shares of the Company's common stock for issuance under the Employee Stock Purchase Plan (the "ESPP"). The ESPP has two six-month offering periods (each an "Offering Period") annually, beginning May 1 and November 1, respectively. The first Offering Period under the ESPP ended on November 1, 2000. Eligible employees can elect to make deductions from 1% to 20% of their compensation during each payroll period of an Offering Period. Special limitations apply to eligible employees who own 5% or more of the outstanding common stock of the Company. None of the contributions made by eligible employees to purchase the Company's common stock under the ESPP are tax deductible to the employees. At the end of an Offering Period, the total payroll deductions by an eligible employee for that Offering Period will be used to purchase common stock of the Company at a price equal to 85% of the lesser of (a) the reported closing price of the Company's common stock for the first day of the Offering Period, or (b) the reported closing price of the common stock for the last day of the Offering Period.

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

                               SciQuest.com, Inc.

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

 4.  Business Segment Data

     As a result of the acquisition of EMAX, the Company operates in two business segments - e-commerce transactions and license fees and other professional services. Substantially all operations are in the United States.

                                         Three Months Ended March 31, 2001
                               ----------------------------------------------
                                               License fees
                                                 and other
                                               professional
                               E-Commerce        services       Consolidated
                               -----------     ------------    --------------
Total assets                   $ 90,320,911    $ 90,375,201    $ 180,696,112
                               ============    ============    =============
Revenues - external customers  $ 11,686,801    $    900,394    $  12,587,195

Operating loss                 $(10,992,359)   $(12,586,325)   $ (23,578,684)

Interest income, net                                               1,122,630
                                                               -------------
Loss before income taxes                                       $ (22,456,054)
                                                               =============


                                         Three Months Ended March 31, 2000
                               ----------------------------------------------
                                               License fees
                                                 and other
                                               professional
                               E-Commerce        services      Consolidated
                               -----------     ------------    --------------
Total assets                   $155,294,279    $123,845,610    $279,139,889
                               ============    ============    =============
Revenues - external customers  $  4,979,655    $    124,139    $  5,103,794

Operating loss                 $(13,208,689)   $ (3,160,600)   $(16,369,289)

Interest income, net                                              2,108,925
                                                               -------------
Loss before income taxes                                       $(14,260,364)
                                                               =============

                               SciQuest.com, Inc.

 5.  Restructuring

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

     Per SEC Staff Accounting Bulletin 100 and Emerging Issues Task Force Issue No. 94-3, the following table summarizes information about the Company's restructuring plan:

                                                                                 Remaining
                                            Restructuring        Charges to      Liability at
                                                Plan             Liability       March 31, 2001
                                            -------------       ------------    ----------------
Number of employees                                   44                  39                5
Involuntary termination benefits            $  1,241,891        $    932,840    $     309,051
Write-down of net assets of IAI,
  Inc. and BioSupplyNet, Inc.                    960,379             912,842           47,537
                                            -------------       -------------   --------------
Total                                       $  2,202,270        $  1,845,682    $     356,588
                                            =============       =============   ==============

     For the three months ended March 31, 2001, there was no adjustment to the restructuring liability.

6.  Strategic Relationships

     In October, November, and December 1999, the Company entered into strategic relationships with a number of key suppliers and buyers of scientific products. As a part of these arrangements, the Company issued to these companies 5,035,180 warrants to purchase the Company's common stock at an exercise price of $0.01 per share of which 3,935,847 warrants are issued and outstanding at March 31, 2001. At March 31, 2001 and December 31, 2000, the Company has deferred customer acquisition costs of $4,763,664 and $6,583,286, respectively, related to these warrants. In the event that the Company commits to issue additional warrants to purchase its common stock as more strategic relationships are formed, the Company will be required to record additional deferred customer acquisition costs equal to the fair value of the warrants on the date of issuance. The amount of deferred customer acquisition costs will be adjusted in future reporting periods based on changes in the fair value of the warrants until such date as the warrants are fully vested and non-forfeitable. Deferred customer acquisition costs will be amortized to operating expense over the term of the related contractual relationship, which in the case of the buyer agreements is three years and in the case of the supplier agreements is four or five years, using a cumulative catch-up method. The Company recognized ($168,547) and $696,000 in stock based non-cash customer acquisition (benefit) expense during the three month periods ended March 31, 2001 and 2000, respectively, related to the amortization of deferred customer acquisition costs.

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

                               SciQuest.com, Inc.

commitments. The warrants issued in connection with these relationships vest over a period of three years regardless of their level of purchases through the Company's electronic marketplace.

     In addition, the Company agreed to issue to certain major enterprise buyers additional incentive warrants, the number of which is based on each buyer's volume of purchases through the Company's marketplace during the years 2000, 2001 and 2002. These incentive warrants are issuable on February 15, 2001, 2002 and 2003, at an exercise price equal to the price per share of common stock in the Company's initial public offering of $16 per share, and will be exercisable upon issuance.

     Based on the purchasing volume during the year ended December 31, 2000, incentive warrants to purchase approximately 58,000 shares of common stock were issued on February 15, 2001, resulting in a non-cash charge to revenue and the recognition of additional paid-in capital of approximately $52,000 representing the estimated fair value of the warrants determined by using the Black Sholes valuation model at the issuance date. Until such date as they are non-forfeitable, the value of these incentive warrants will be adjusted to their estimated fair value at each balance sheet date with the adjustment being charged to operating expense. For the three months ending March 31, 2001, this adjustment resulted in a benefit of approximately $39,000.

     Beginning January 1, 2001, the Company began accounting for incentive warrants pursuant to EITF Issue 00-22,"Accounting for "Points" and Other Time- or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future." Under the consensus in Issue 00-22, the Company estimates the number of incentive warrants that customers will ultimately earn, factoring in returns, if it can be reasonably estimated. Each revenue transaction with customers that earn incentive warrants is reduced by an applicable non-cash incentive cost rate. Changes to estimates of the ultimate incentive cost will be recognized by using a cumulative catch-up adjustment at each balance sheet date and by reducing future revenues, based on a revised non-cash incentive cost rate. For the three month period ended March 31, 2001, the non-cash charge for estimated incentive warrants related to 2001 volume was approximately $3,000.

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

     Some of the statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report contain forward-looking information. You can identify these statements by forward-looking words such as "expect," "anticipate," "believe," "goal," "plan," "intend," "estimate," "predict," "potential," "continue," "may," "will," and "should" or similar words. They include statements concerning:

     o future revenues from e-commerce transactions;
     o future revenues from sales of scientific equipment;
     o expansion of our product and service offerings;
     o future sources of revenues;
     o future development expenses;
     o future sales and marketing expenses;
     o future general and administrative expenses;
     o future stock-based customer acquisition costs;
     o future interest income
     o the effect of changes in our revenue recognition policies;
     o the timing of loading data into our e-commerce marketplace
     o our international expansion
     o the effects of our restructuring program; and
     o the adequacy of our existing liquidity and capital resources

     You should be aware that these statements are subject to known and unknown risks, uncertainties and other factors, including those discussed in the section entitled "Factors That May Affect Future Results," that could cause the actual results to differ materially from those suggested by the forward-looking statements.


Overview

     SciQuest is a technology and solutions company that provides integrated e-commerce and research asset management solutions for research enterprises and their supply chain partners worldwide. Our unbiased position, domain expertise and proven technology enable SciQuest to make e-solutions work for science through advanced technologies, content management, supply chain solutions and professional services. Our platform and solutions can be utilized independently or integrated with leading software vendors and supplier systems to unite science, information and technology. We believe that our solutions enhance innovation, reduce costs, and improve operational effectiveness for scientific organizations worldwide.

     We were incorporated in November 1995 and commenced operations in January 1996. During 1996, we focused on developing our business model and the required technology. We did not begin to recognize any revenues until 1997.

     In October, November and December 1999, we entered into strategic relationships with a number of key suppliers and buyers of scientific products, whereby we issued to these suppliers and buyers warrants to purchase the Company's common stock at an exercise price of $0.01 per share. These warrants will vest over a period of three to five years and will be exercisable until 2004. We have issued these warrants in connection with these agreements, as we believe that these relationships are an important component of our business plan. At March 31, 2001, warrants to acquire 3,935,847 shares of common stock were outstanding.

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

     These strategic relationships also include agreements with major enterprise buyers for SciQuest to be their third-party electronic aggregator for purchases of scientific products in North America for a period of three years. Although these buyers have agreed to use reasonable efforts to purchase at least $5.0 million of scientific products annually through our marketplace, there are no minimum purchase commitments. The warrants issued in connection with these relationships vest over a period of three years, regardless of their level of purchases through our electronic marketplace.

     We have recorded net deferred customer acquisition costs of approximately $3.3 million at March 31, 2001, related to these outstanding warrants, which is included as a separate component of stockholders' equity. Deferred customer acquisition costs are determined based on the difference between the closing trading price of our common stock and the $0.01 exercise price of the stock warrants, which approximates the value as determined by the Black Scholes option pricing model. The amount of deferred customer acquisition costs recognized for all of the warrants issued to our key suppliers and buyers is adjusted each reporting period based on changes in the fair value of the warrants until such date as the warrants are fully vested and non-forfeitable. Deferred customer acquisition costs will be amortized to operating expense, using a cumulative catch-up method, over the term of the related contractual relationship. We recorded net (benefit) expense from stock-based customer acquisition costs of ($168,547) and $696,028 for the three months ended March 31, 2001 and 2000, respectively.

     We have also agreed to issue to these major enterprise buyers additional incentive warrants to purchase shares of our common stock with an exercise price of $16.00 per share, the number of which are based on each purchaser's volume of purchases through our marketplace during the years 2000, 2001 and 2002. These incentive warrants are issuable on February 15, 2001, 2002 and 2003, will be fully vested and exercisable upon issuance and will continue to be exercisable for a period of five years after the date of issuance. Based on the purchasing volume during the year ended December 31, 2000, incentive warrants to purchase approximately 58,000 shares of common stock were issued on February 15, 2001, resulting in a non-cash charge to revenue and the recognition of additional paid in capital of approximately $52,000 representing the estimated fair value of the warrants determined by using the Black Sholes valuation model at issuance date. Until such date as they are non-forfeitable, the value of these incentive warrants will be adjusted to their estimated fair value at each balance sheet date with the adjustment being charged to operating expense.

     Beginning January 1, 2001, we began accounting for incentive warrants pursuant to EITF Issue 00-22,"Accounting for "Points" and Other Time- or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future." Under the consensus in Issue 00-22, we estimate the number of incentive warrants that customers will ultimately earn, factoring in returns, if it can be reasonably estimated. Each revenue transaction with customers that earn incentive warrants will be reduced by an applicable non-cash incentive cost rate. Changes to estimates of the ultimate incentive cost will be recognized by using a cumulative catch-up adjustment at each balance sheet date and by reducing future revenues, based on a revised non-cash incentive cost rate.

     As part of a comprehensive restructuring program announced in November 2000, we reduced our workforce by approximately 10%. In connection with this reduction, we recorded a one-time charge of approximately $2.2 million in the fourth quarter of 2000 related to separation benefits paid to those affected employees and the write-down of assets related to unprofitable business lines. In the first quarter of 2001, we further reduced the number of full-time employees by approximately 100 people. As a result, we expect to reduce our operating expenses and improve our cash flow from operations beginning in 2001 as compared to our previous expectations.

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

     EMAX incurs development costs in the customization of its software products sold to customers. These costs are primarily comprised of salaries and related benefits for EMAX's employees. EMAX typically retains the intellectual property rights to modifications made to its software products for individual customers and is then able to offer these modifications to future customers. EMAX capitalizes its software development costs upon the achievement of technological feasibility and ceases capitalization when the software product is available for general release. Losses expected to be incurred on custom development and implementation services contracts in process, for which the fee is fixed, are charged to income in the period in which the estimated loses are initially identified.

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

     Revenues consist of (1) sales of scientific products in e-commerce transactions originating on our web sites, (2) sales of scientific equipment,
(3) sales of software licenses and fees for implementation, customization and maintenance services related to these software licenses, (4) advertising revenues from our web sites, (5) advertising revenues from the Source Book, and
(6) commissions received from the auction of used scientific equipment (in
1999). Prior to the launch of our e-commerce marketplace in April 1999, substantially all of our revenues were derived from advertising on our web sites. Revenues from e-commerce transactions became a significant source of our revenues in the third quarter of 1999 and are expected to continue to increase. Sales of scientific equipment were a significant source of revenues in the second and third quarters of 2000 as we sought to introduce new pharmaceutical, clinical, biotechnology, chemical, industrial and educational organizations to our marketplace. Transactions involving the sale of scientific equipment typically have significantly higher gross sales prices, on a per-transaction basis, and lower gross margins than do transactions for scientific products in e-commerce transactions originating on our web sites.

     We offer various web-based solutions where potential buyers can cross-search content from multiple suppliers and build a multiple line item order for products from various suppliers. When a purchaser places an order through our marketplace, we purchase that item from the supplier at either a pre-negotiated price or at a discount from the supplier's list price and arrange for shipment to the purchaser. We have historically taken legal title to the products purchased at the date of shipment and relinquished title to our customers upon delivery. After the customer receives the product, we begin the collection process by presenting a consolidated invoice to the customer for the products represented in the order. Payment by the customer to us is then made through a traditional account setup and payment system or, in some cases, by credit card/procurement card. We offer extended payment terms to our customers who purchase scientific equipment as these transactions have higher dollar values. We bear all credit risk on sales that we make and we are obligated to pay the supplier of the products that we purchase regardless of whether we receive payment from the customer for the products. For each transaction, we recognize revenue in the amount of the sales price of the item to the customer and recognize the amount paid to the supplier plus shipping costs as cost of goods sold. The difference between revenues and cost of goods sold is our gross profit.

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

Planned Change in Business Procedure Affecting Revenue Reporting

     We currently take legal title to the products that we purchase from our suppliers and that, in turn, are sold to our customers in e-commerce transactions. Beginning May 1, 2001, we will no longer be taking legal title to these products. We will instead act as an agent on behalf of the customer, and title will pass directly from the supplier to the customer. We expect this change to allow us to reduce or eliminate some of our overhead costs, such as product insurance, regulatory compliance, sales tax filings and other related order processing costs. We will continue to be responsible for the collection of the receivable and to bear the resulting credit risk.

     Since we will be acting as an agent for the customer and not as the primary obligor in the transaction, we will no longer record sales of scientific products and scientific equipment in e-commerce transactions on a gross basis. For each sale, we will recognize revenue in the amount of the net commission that we earn for processing the transaction and/or payment for services. As a result of this change in our method of reporting revenue, we expect to record much lower gross revenues from e-commerce transactions in the future; however, we do not expect our gross profit from e-commerce transactions to be materially affected although our gross margin as a percentage of related net revenue will increase.

Three Months Ended March 31, 2001 and 2000

  Revenues

     Revenues for the three months ended March 31, 2001 and 2000 have been derived primarily from the sale of scientific products in e-commerce transactions and from the sale of licenses to our software products and the implementation and customization of our software products.

     E-commerce revenues increased to $11.7 million for the three months ended March 31, 2001 from $5.0 million for the three months ended March 31, 2000. This increase was due to additional customers utilizing our marketplace and increased volume by some existing customers. In addition, primarily as a result of the acquisition of EMAX in March 2000, we recognized $900,000 in software license, implementation and maintenance revenues for the three months ended March 31, 2001, as compared to $0 for the three months ended March 31, 2000. During the three months ended March 31, 2001, three customers accounted for 29%, 17%, and 12%, respectively, of total revenues. There can be no assurance that these customers will continue to purchase at these levels.

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

     Cost of e-commerce revenues increased to $11.3 million for the three months ended March 31, 2001 from $4.8 million for the three months ended March 31, 2000. Cost of e-commerce revenues increased primarily due to the increased volume of transactions processed during the period. In addition, primarily as a result of the acquisition of EMAX in March 2000, cost of revenues for license fees and other professional services for the three months ended March 31, 2001 was $1.0 million, of which $0.6 million related to the amortization of capitalized software development costs as compared to no amortization for the three months ended March 31, 2000.

  Gross Profit

     Gross profit was approximately $300,000 for the three months ended March 31, 2001 and 2000. Gross profit has remained level even though product sales increased because $0.6 million of amortized software costs relating to EMAX was charged to cost of revenue for the three months ended March 31, 2001.

  Operating Expenses

     Development Expenses. Development expenses consist primarily of personnel and related costs to develop, operate and maintain our web sites, aggregate data and the amortization of capitalized development costs. Development costs increased to $4.2 million for the three months ended March 31, 2001 from $3.6 million for the three months ended March 31, 2000. This increase resulted from increased expenses incurred to develop our e-commerce fulfillment system, list suppliers' products on our web sites and from increased amortization of capitalized development costs. This increase also includes $0.7 million of development expenses incurred by EMAX related to the development of electronic research solutions technology. During the three months ended March 31, 2001, we capitalized approximately $2.9 million of certain costs related to software and web site development projects. We expect our development expenses to decrease in the second half of 2001.

     Included in development cost is the amortization of non-cash stock-based employee compensation expense, which totaled $0.1 million and $0.5 million for the three month periods ending March 31, 2001 and 2000, respectively. This is primarily due to stock options that had been issued to employees with exercise prices less than fair value on the date of grant since December 31, 1999. In addition, in July 1999 and in February 2000, we entered into two employment agreements with personnel from acquired subsidiaries that required the recognition of deferred compensation. Deferred compensation recorded due to the issuance of such stock options and employment agreements is charged to stock-based employee compensation expense over the vesting term of the options and the term of the employment agreements, respectively

     Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, travel expenses, public relations expenses and marketing materials. Sales and marketing expenses decreased to $4.3 million for the three months ended March 31, 2001 from $6.5 million for the three months ended March 31, 2000. This decrease also resulted primarily from reducing the number of sales and marketing personnel to market our products and services and reduced advertising and promotion expenses for our e-commerce marketplace, offset by increased sales and marketing expenses related to EMAX. Sales and marketing expenses for three months ended March 31, 2001 and 2000 include $0.1 million and $0.4 million, respectively, of amortization of non-cash stock based employee compensation. Also included in sales and marketing expenses for the three months ended March 31, 2001 and 2000 is amortization (benefit) expense of non-cash stock based customer acquisition costs of ($0.2) million and $0.7 million, respectively.

     Stock-based customer acquisition costs represent the amortization of deferred customer acquisition costs that were initially recorded in November 1999 upon the issuance of common stock warrants to key suppliers and customers. The value of these warrants is adjusted each reporting period based upon the closing trading price of our common stock at each balance sheet date. Decreases in the Company's closing trading price from one reporting period to the next will likely result in a benefit to the Company, and increases in the Company's closing trading price will likely result in charges to expense. Because the amortization of these costs is dependent upon the trading price of our common stock, we cannot predict the future impact of this on our results from operations.

     We expect our sales and marketing expenses, apart from the amortization of stock-based customer acquisition costs, to decrease over the first half of 2001 due to a reduction in the number of personnel in our sales and marketing departments during the fourth quarter of 2000. After such time, we expect these expenses to remain at a relatively level dollar amount.

     General and Administrative Expenses. General and administrative expenses consist primarily of personnel and related costs for our customer care department and general corporate functions, including finance, accounting, legal, human resources, investor relations, facilities, amortization of goodwill and non-cash stock based employee compensation. General and administrative expenses increased to $15.3 million for the three months ended March 31, 2001 from $5.9 million for the three months ended March 31, 2000. The increase in general and administrative expenses is primarily the result of increased amortization of goodwill and other intangible assets, primarily resulting from the acquisition of EMAX in March 2000. Amortization of goodwill and other intangibles increased to $10.2 million in 2001 from $1.3 million in 2000. General and administrative expenses also include a charge of $0.3 million and $1.2 million relating to non-cash stock based employee charges in the three months ended March 31, 2001 and 2000, respectively. General and administrative expenses before these non-cash charges also increased by $1.3 million primarily due to the $0.8 million of general and administrative expenses incurred in 2001 by EMAX. We expect general and administrative expenses to decrease during the second half of 2001, as we reduce our overhead costs and the savings impact of the first quarter reduction in personnel is reflected.

     Purchased In-process Research and Development. For the three months ended March 31, 2000, we recognized an in-process research and development charge of $0.7 million as a result of the acquisition of EMAX. Based on management's valuation of EMAX and its assets, we allocated $0.7 million of the EMAX purchase price of $126 million to software products being developed by EMAX that had not reached technological feasibility and had no alternative use at the date of the acquisition of EMAX. At the date of the acquisition, these software products being developed by EMAX were approximately 15% complete.

  Interest Income (Expense)

     Interest income (expense) consists of interest income earned on cash deposited in money market accounts and invested in short and long term U.S. Government obligations partially reduced by interest expense incurred on capital lease obligations. Net interest income decreased to $1.1 million for the three months ended March 31, 2001 from net interest income of $2.1 million for the three months ended March

31, 2000. This decrease resulted as we used cash and investments to fund operations during 2000 and the first quarter of 2001. We expect interest income to decrease throughout 2001.

  Income Tax Benefit

     Income tax benefit decreased to zero for the three months ended March 31, 2001 from $0.1 million for the three months ended March 31, 2000. The decrease in income tax benefit was the result of the reduction in net deferred tax liabilities to zero during the year ended December 31, 2000.

  Liquidity and Capital Resources

     We have primarily funded our operations through private placements of our preferred stock during 1998 and 1999 and our initial public offering which closed in November 1999. As of March 31, 2001, we had total cash and investments of $61.3 million, which is comprised of cash and cash equivalents of $32.1 million, short-term investments of $16.3 million and long-term investments of $12.9 million.

     Cash used in operating activities was $3.8 million and $9.4 million during the three months ended March 31, 2001 and 2000, respectively. Cash used in operating activities was principally for payments to our suppliers for purchases of scientific products, the development of our web sites, the development of our e-commerce marketplace, our sales and marketing efforts, and administrative and operations to support our growth.

     Cash (provided) used by investing activities during the three months ended March 31, 2001 and 2000 was ($15.9) million and $20.6 million, respectively. Cash used in investing activities has primarily been comprised of purchases of investments in US government obligations, commercial paper and corporate bonds, net of maturities, purchases of computer equipment and the capitalization of certain costs associated with the development of our web sites and with the development of EMAX's electronic research software systems. Cash was primarily provided from the maturity of investments.

     Cash (provided) used by financing activities during the three months ended March 31, 2001 and 2000 was ($0.2) million and $1.0 million, respectively. During the three months ended March 31, 2001, the Company repaid loan obligations of $0.2 million. During the three months ended March 31, 2000, the Company received approximately $1.1 million in proceeds from exercises of stock options and warrants and by the direct sale of restricted stock to an officer of the Company.

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

New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Investments and Hedging Activities," ( "SFAS No. 133 "). SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supercedes several existing standards. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We do not invest in derivative financial instruments, and therefore the adoption of SFAS No. 133 did not have a material impact on the consolidated financial statements.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") which addresses certain criteria for revenue recognition. Our adoption of SAB 101 in 2000 did not have a material impact on our consolidated financial position or results of operations.

     As a result of the acquisition of EMAX, we have determined that we have separately reportable operating segments, as defined by Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 requires us to disclose certain financial information about operating segments, of which we have identified two, e-commerce and license fees and other professional services. We have adopted the provisions of SFAS No. 131 in our annual filing on Form 10-K for the year ended December 31, 2000 (see Note 4 of these interim financial statements).


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

     We incurred net losses of $84.3 million for the year ended December 31, 2000 and $22.5 million for the three months ended March 31, 2001. As of March 31, 2001, we had an accumulated deficit of $145.4 million. We expect to incur substantial operating losses and continued negative cash flow from operations for the foreseeable future. In fact, we expect to continue generating losses through at least 2002. We may not be able to increase revenues sufficiently to achieve profitability.

Our future profitability and cash flows are dependent upon our ability to control expenses.

     Our operating plan to achieve profitability is based upon estimates of our future expenses. For instance, we have estimated that our development expenses will decrease during the second half of 2001, that our sales and marketing expenses will decrease during the first half of 2001 and that our general and administrative expenses will decrease during the last half of 2001. If our future expenses are greater than anticipated, our ability to achieve profitability when expected may be negatively impacted. In addition, greater than anticipated expenses may negatively impact our cash flows, which could cause us to expend our capital faster than anticipated. While we expect our existing capital to be sufficient for the next two years, if our cash flows are negatively impacted, we may be required to raise additional capital sooner than expected.

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

     We expect that for the foreseeable future we will generate a significant portion of our revenues from a limited number of large customers. During 2001, three customers accounted for 29% and 17%, and 12%, respectively, of our total revenues. Our large customers are not obligated to use our purchasing solution exclusively or for any minimum number of transactions or dollar amounts. In addition, large individual transactions with these customers may represent an increasing percentage of our revenues. These large transactions are often non-recurring, making it difficult to predict future transactions. The failure of one or more large transactions to occur in any given period may materially and adversely affect our revenues for such period. Our contracts with our customers are for limited terms and our customers may discontinue use of our system at any time upon short notice and without penalty. If we lose any of our large customers or if we are unable to add new large customers, our revenues will not increase as expected. In addition, our reputation and brand name would be harmed.

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

     o increase the number of enterprise customers for whom we develop private marketplaces;

     o generate higher and continuously increasing levels of traffic, from both new and repeat visitors, to our public and private marketplaces;

     o increase the percentage of visitors to our public and private marketplaces who purchase scientific products; and

     o increase the average transaction size and/or number of repeat purchases.

     Failure to do one or more of the foregoing could have a material adverse effect on our revenues.

Sales of scientific equipment, which may result in lower gross margins, comprised a significant portion of our revenue during 2000. The failure to replace these revenues with revenues from e-commerce transactions in the long-term could have a material adverse effect on our revenues and earnings.

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

     Currently, we are responsible for loading supplier product information into our database and categorizing the information for search purposes. We currently have a backlog of varying amounts of product data from approximately 21 companies to be loaded in our e-commerce marketplace. We anticipate that a majority of these products will be loaded into the e-commerce marketplace by the end of the second quarter of 2001. However, we continuously receive new product data to load. We generally will not derive profit from these products until this data is loaded into our system. Timely loading of these products into our database depends upon a number of factors, including the file formats of the data provided to us by suppliers and our ability to further automate and expand our operations to accurately load this data into our product database, any of which could delay the actual loading of these products beyond the dates we estimate.

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

     Our supplier agreements generally require us to pay the supplier for any orders processed through our web sites. Accordingly, if a buyer fails to pay for the products it purchased, we would be obligated to pay the supplier. Thus, we bear the risk of collection. We also may be required to refund payments to buyers for products returned to the supplier. Slow payment by buyers for products purchased would negatively impact our cash flows. As our transaction volume and average transaction size grow, these risks will increase. In isolated instances, we have agreed to extend payment terms with our customers for large purchases, which increases our credit risk and may negatively impact our cash flows. We generally do not process an order from a buyer without a credit card or other payment confirmation although we do extend credit terms to certain qualified buyers. However, we cannot be certain that our credit confirmation practices will be effective to protect us against these payment obligations. If a significant number of buyers default on their payment obligations, or suppliers fail to refund payments to us for products returned by our buyers, or buyers do not pay their obligations to us on time, we could incur significant and immediate cash payment obligations or suffer significant cash flow constraints. These obligations could put a significant strain on our liquidity and capital resources, which could prevent us from using our working capital to further expand our business or require us to obtain additional financing.

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

     A key factor of our success will be the continued services and performance of our executive officers and other key personnel. If we lose the services of any of our executive officers, our financial condition and results of operations could be materially and adversely affected. We do not have long-term employment agreements with any of our key personnel. Our success also depends upon our ability to identify, hire and retain other highly skilled technical, managerial, editorial, marketing and customer service professionals. Competition for such personnel is intense. We cannot be certain of our ability to identify, hire and retain sufficiently qualified personnel. For example, we may encounter difficulties in attracting a sufficient number of qualified software developers and operations personnel for our online services and transaction-processing systems. Failure to identify, hire and retain necessary technical, managerial, editorial, merchandising, marketing and buyer service personnel could have a material adverse effect on our financial condition and results of operations.

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

     In our acquisition of EMAX, we acquired important proprietary rights that are embodied in its software technology. This software technology is not patented and existing copyright laws offer only limited practical protection. By virtue of this acquisition, we will be liable for any valid third-party claims that may arise against EMAX in relation to their proprietary rights or contracts with suppliers and customers. While we have investigated EMAX's proprietary rights and business practices, we cannot be certain that ownership, infringement or other claims will not arise against EMAX. A successful claim by a third party could result in significant liability on our part and could materially and adversely affect the value of the technology that we are acquiring. As a precaution, a portion of the purchase price for EMAX has been deposited into an escrow fund. If we become liable for any claims against EMAX, we may be entitled to compensation from this escrow fund. However, this escrow fund will terminate in March 2002 and may not be sufficient to adequately compensate us for any claims that do arise.

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


Item 3: Quantitative and Qualitative Disclosures About Market Risk

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


Item 2 Changes in Securities.

Not applicable.


Item 3. Defaults In Securities.

Not applicable.


Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable


Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K

        (a) The following exhibits are filed as a part of, or are incorporated by reference into, this report on Form 10-Q:

     Exhibit
     Number                               Description
     -------                              -----------

     3.1*     Amended and Restated Certificate of Incorporation of SciQuest.com.

     3.2*     Amended and Restated Bylaws of SciQuest.com.

     4.1* See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation and Amended Bylaws of SciQuest.com defining rights of the holders of Common Stock of SciQuest.com.

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

    10.5* Amendment No. 4 to SciQuest.com, Inc. Stock Option Plan dated as of August 27, 1999.

    10.6* Sublease Agreement by and between Applied Innovation, Inc. and SciQuest.com dated March 11, 1999.

    10.7* Master Lease Agreement by and between Comdisco, Inc. and SciQuest.com dated May 21, 1999, as amended.

    10.8* Stock Restriction Agreement by and between SciQuest.com and Antony Francis dated March 1, 1999.

    10.9* Registration Rights Agreement by and among SciQuest.com and the purchasers of Class B Common Stock and the purchasers or Series A Preferred Stock dated October 17, 1997, as amended.

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

    10.27** Agreement and Plan of Merger and Reorganization between SciQuest.com, SciQuest Acquisition, Inc. and EMAX Solution Partners, Inc. dated March 13, 2000.

    10.28** Registration Rights Agreement by and among SciQuest.com and the former holders of EMAX Solution Partners, Inc. dated March 13, 2000.

    10.29***  SciQuest.com, Inc. 2000 Employee Stock Purchase Plan.

    10.30**** Second Amendment to 1999 Stock Incentive Plan.

---------------------

    * Incorporated by reference to SciQuest.com's Registration Statement on Form S-1 (Reg. No. 333-87433).
    ** Incorporated by reference to SciQuest.com's Registration Statement on Form S-1 (Reg. No. 333-32582).
    ***   Incorporated by reference to SciQuest.com's Quarterly Report on
          Form 10-Q for the quarter ended September 30, 2000.
    **** Incorporated by reference to SciQuest.com's Annual Report on Form 10-K for the year ended December 31, 2000.


          (b) Reports on Form 8-K.

          None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SCIQUEST.COM, INC.
Date  May 14, 2001                  /s/ Stephen J. Wiehe
     ---------------                ----------------------------------------
                                    Stephen J. Wiehe
                                    Chief Executive Officer
                                    (Principal Executive Officer)

Date  May 14, 2001                  /s/ James J. Scheuer
     ----------------               ----------------------------------------
                                    James J. Scheuer
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)