Form 10-Q
period 2001-06-30
SCIQUEST COM INC
filed 2001-08-10
CIK 1082526

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------

                                   FORM 10-Q

[MARK ONE]
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ____________ to ____________

                       COMMISSION FILE NUMBER: 000-27803

                                ---------------

                                 SCIQUEST, INC.
             (Exact name of registrant as specified in its charter)


           DELAWARE                                           56-2127592
(State or other Jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

   5151 McCrimmon Parkway, Suite 216                             27560
      Morrisville, North Carolina                             (Zip Code)
(Address of principal executive offices)

                                 (919) 659-2100
              (Registrant's telephone number, including area code)

                                ---------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  YES [X]   No [ ]

   As of August 10, 2001, 29,092,919 shares of Common Stock, $.001 par value, were outstanding.

                                 SCIQUEST, INC.

                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION:

ITEM 1: FINANCIAL STATEMENTS
        Consolidated Balance Sheets at June 30, 2001 (unaudited) and December 31, 2000..............        3

        Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2001
         and 2000 (unaudited).......................................................................        4

        Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2001
         and 2000 (unaudited).......................................................................        5

        Notes to Consolidated Financial Statements (unaudited)......................................        6

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS.......................................................................       18

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..................................       39


PART II - OTHER INFORMATION:

ITEM 1: LEGAL PROCEEDINGS...........................................................................       40

ITEM 2: CHANGES IN SECURITIES.......................................................................       40

ITEM 3: DEFAULTS IN SECURITIES......................................................................       40

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................................       40

ITEM 5: OTHER INFORMATION...........................................................................       41

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K............................................................       41

SIGNATURES..........................................................................................       44

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                                 SCIQUEST, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                           June 30,                 December 31,
                                                                                             2001                       2000
                                                                                    -----------------       ---------------------
                                                                                       (unaudited)
                                  Assets
Current assets:
 Cash and cash equivalents  ...................................................         $  46,095,314               $  20,162,831
 Short-term investments  ......................................................             4,723,750                  29,414,789
 Accounts receivable, net  ....................................................             8,180,117                  16,163,830
 Prepaid expenses and other current assets  ...................................             4,306,323                   4,274,742
                                                                                    -----------------       ---------------------
  Total current assets  .......................................................            63,305,504                  70,016,192

Long-term investments  ........................................................             2,046,152                  19,289,276
Property and equipment, net  ..................................................             5,015,737                   9,901,220
Capitalized software and web site development costs, net  .....................            11,124,579                   9,808,625
Goodwill and other long-term assets, net.......................................            68,594,782                  94,177,385
                                                                                    -----------------       ---------------------
  Total assets  ...............................................................         $ 150,086,754               $ 203,192,698
                                                                                    =================       =====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable  ............................................................         $   3,280,039               $   6,010,197
 Accrued liabilities  .........................................................             6,807,340                   6,403,036
 Deferred revenues.............................................................             1,058,221                   1,033,238
 Current maturities of capital lease obligations  .............................             1,090,814                   1,096,921
                                                                                    -----------------       ---------------------
  Total current liabilities  ..................................................            12,236,414                  14,543,392
                                                                                    -----------------       ---------------------
Capital lease obligations, less current maturities  ...........................             1,227,318                   1,524,457
Commitments and contingencies..................................................                    --                          --

Stockholders' equity:
 Common stock, $0.001 par value; 90,000,000 shares authorized; 29,092,036 and 28,696,097 shares issued and outstanding as of June 30, 2001 and
  December 31, 2000, respectively..............................................                29,092                      28,696
 Additional paid-in capital  ..................................................           317,787,940                 319,475,952
 Deferred compensation  .......................................................            (2,828,358)                 (4,543,903)
 Deferred customer acquisition costs  .........................................            (3,488,644)                 (4,849,235)
 Accumulated other comprehensive loss..........................................               (38,887)                     (5,369)
 Accumulated deficit  .........................................................          (174,838,121)               (122,981,292)
                                                                                    -----------------       ---------------------

  Total stockholders' equity  .................................................           136,623,022                 187,124,849
                                                                                    -----------------       ---------------------
  Total liabilities and stockholders' equity...................................         $ 150,086,754               $ 203,192,698
                                                                                    =================       =====================

   The accompanying notes are an integral part of these financial statements.

                                 SCIQUEST, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                           Three Months Ended June 30,        SIX MONTHS ENDED JUNE 30,
                                                         -------------------------------   -------------------------------
                                                              2001             2000             2001             2000
                                                         -------------     -------------   -------------     -------------
Revenues:
 E-commerce (net of $3,165, $0, $58,061, and $0,
  respectively, of non-cash buyer
   incentive warrants)................................    $  4,063,105     $ 10,623,776     $ 15,749,906     $ 15,591,376
 License fees and other professional services.........       2,047,170        2,200,001        2,947,564        2,336,195
                                                          ------------     ------------     ------------     ------------
  Total revenues......................................       6,110,275       12,823,777       18,697,470       17,927,571
                                                          ------------     ------------     ------------     ------------
Cost of revenues:
 Cost of e-commerce...................................       3,821,202       10,491,377       15,103,227       15,243,309
 Cost of license fees and other professional services
  (includes $634,315, $500,000, $1,227,786, and
  $500,000, respectively, of amortization of
  capitalized software costs).........................       1,367,474        1,405,723        2,374,283        1,455,723
                                                          ------------     ------------     ------------     ------------
  Total cost of revenues..............................       5,188,676       11,897,100       17,477,510       16,699,032
                                                          ------------     ------------     ------------     ------------
  Gross profit........................................         921,599          926,677        1,219,960        1,228,539
                                                          ------------     ------------     ------------     ------------
Operating expenses:
 Development (includes $121,176, $206,392,
  $244,023, and $741,859, respectively, of stock-
  based employee compensation)........................       3,058,254        4,560,042        7,271,421        8,140,727
 Sales and marketing (includes $130,562, $202,858
  $265,418, and $607,229, respectively, of stock-
  based employee compensation and $586,373,
  ($2,262,191), $362,930, and ($1,566,163),
  respectively, of stock-based customer acquisition
  (benefits) expenses)................................       2,675,870        3,964,376        7,008,674       10,431,283
 General and administrative (includes $239,788,
  $687,910, $494,386, and $1,869,535, respectively,
  of stock-based employee compensation and
  $10,176,728, $10,152,549, $20,406,275, and
  $11,445,140, respectively, of goodwill
  amortization).......................................      14,774,425       16,274,348       30,105,499       22,197,907
 Purchased in-process research and development........              --               --               --          700,000
 Restructuring........................................      10,650,000               --       10,650,000               --
                                                          ------------     ------------     ------------     ------------
  Total operating expenses............................      31,158,549       24,798,766       55,035,594       41,469,917
                                                          ------------     ------------     ------------     ------------
Operating loss........................................     (30,236,950)     (23,872,089)     (53,815,634)     (40,241,378)
                                                          ------------     ------------     ------------     ------------
Interest income (expense):
 Interest income......................................         889,884        1,966,964        2,061,981        4,112,694
 Interest expense.....................................         (53,709)         (25,679)        (103,176)         (62,484)
                                                          ------------     ------------     ------------     ------------
  Net interest income.................................         836,175        1,941,285        1,958,805        4,050,210
                                                          ------------     ------------     ------------     ------------
Loss before income taxes..............................     (29,400,775)     (21,930,804)     (51,856,829)     (36,191,168)
Income tax benefit....................................              --           11,530               --           66,225
                                                          ------------     ------------     ------------     ------------
Net loss..............................................    $(29,400,775)    $(21,919,274)    $(51,856,829)    $(36,124,943)
                                                          ============     ============     ============     ============
Net loss per common share--basic and diluted..........         $(1.02)           $(0.77)         $(1.80)           $(1.31)
                                                          ============     ============     ============     ============
Weighted average common shares outstanding--basic
 and diluted..........................................      28,952,871       28,580,689       28,875,831       27,611,004



   The accompanying notes are an integral part of these financial statements.

                                 SCIQUEST, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                       Six Months Ended June 30,
                                                                              -------------------------------------------
                                                                                      2001                      2000
                                                                              -----------------      --------------------
Cash flows from operating activities
 Net loss...................................................................       $(51,856,829)             $(36,124,943)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization  ...........................................         25,860,465                13,853,549
  Bad debt expense  ........................................................                 --                   118,080
  Non-cash buyer incentive warrants  .......................................             22,094                        --
  Purchased in-process research and development  ...........................                 --                   700,000
  Deferred tax benefit  ....................................................                 --                   (66,225)
  Amortization of deferred compensation  ...................................          1,003,827                 3,218,623
  Amortization of deferred customer acquisition costs  .....................            398,896                (1,566,163)
  Amortization of discount on investments  .................................            (40,527)                 (315,454)
  Loss from disposal of fixed assets  ......................................             11,896                        --
  Write-down of long-lived assets related to restructuring  ................          7,108,102                        --
  Changes in operating assets and liabilities:
   Accounts receivable  ....................................................          7,983,713               (10,151,864)
   Prepaid expenses and other assets  ......................................            (31,581)               (5,900,400)
   Other long-term assets  .................................................          1,397,908                        --
   Accounts payable  .......................................................         (2,730,158)               10,377,379
   Accrued liabilities  ....................................................            404,304                   998,703
   Deferred revenue  .......................................................             24,983                  (646,249)
                                                                             ------------------      --------------------
    Net cash used in operating activities  .................................        (10,442,907)              (25,504,964)
                                                                             ------------------      --------------------
Cash flows from investing activities
 Purchase of property and equipment and capitalized software  ..............         (5,341,570)               (6,827,175)
 Proceeds from sale of equipment  ..........................................             28,480                        --
 Cash received from acquisitions  ..........................................                 --                   529,865
 Cash paid for acquisitions  ...............................................                 --                (2,935,268)
 Maturity of investments  ..................................................         43,416,738                22,493,867
 Purchase of investments, including restricted cash  .......................         (1,442,048)              (41,434,353)
                                                                             ------------------      --------------------
    Net cash provided by (used in) investing activities  ...................         36,661,600               (28,173,064)
                                                                             ------------------      --------------------
Cash flows from financing activities
 Repayment of capital lease obligations  ...................................           (416,393)                 (485,110)
 Proceeds from exercise of common stock warrants and options  ..............             36,118                   857,311
 Proceeds from issuance of common stock under employee stock
   purchase plan ...........................................................            127,583                        --
 Proceeds from sale of restricted common stock  ............................                 --                   339,750
                                                                             ------------------      --------------------

    Net cash provided by (used in) financing activities  ...................           (252,692)                  711,951
                                                                             ------------------      --------------------
Effect of exchange rate changes on cash and cash equivalents................            (33,518)                       --
                                                                             ------------------      --------------------
Net increase (decrease) in cash and cash equivalents  ......................         25,932,483               (52,966,077)
Cash and cash equivalents at beginning of period  ..........................         20,162,831                98,126,414
                                                                             ------------------      --------------------
Cash and cash equivalents at end of period  ................................       $ 46,095,314              $ 45,160,337
                                                                             ==================      ====================

   The accompanying notes are an integral part of these financial statements.

                                SCIQUEST, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  THE COMPANY

  SciQuest, Inc. ("SciQuest" or the "Company"), which began operations in 1995, is a technology and solutions company that provides integrated e-commerce and research asset management solutions for research enterprises and their supply chain partners worldwide. The Company earns revenues from e-commerce transactions generated by purchases made through the SciQuest web sites. In addition, SciQuest, Inc. has historically earned revenue for advertising on its web sites and advertising in the printed catalogue of scientific products (the "Source Book"), which is prepared and distributed by the Company's subsidiary, BioSupplyNet, Inc. ("BioSupplyNet") and on commissions received for the auction of used scientific equipment by the Company's subsidiary, Internet Auctioneers International, Inc. ("IAI"). In October 2000, it was determined that the BioSupplyNet and IAI operations would be eliminated. The Company also recognizes revenues from its subsidiary, EMAX Solution Partners, Inc. ("EMAX"), which provides customized electronic research solutions designed to integrate chemical information systems to improve productivity and compliance for pharmaceutical, scientific and research companies.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

UNAUDITED INTERIM FINANCIAL INFORMATION

  The unaudited interim consolidated financial statements as of and for the three and six months ended June 30, 2001 and June 30, 2000 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments necessary to present fairly the consolidated balance sheets, statements of operations and statements of cash flows for the periods presented in accordance with generally accepted accounting principles. The consolidated balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date. Certain information and footnote disclosures have been omitted in accordance with the rules and regulations of the SEC. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2000 included in the Company's Form 10-K, filed with the SEC on April 2, 2001. The results of operations for the three months and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

PRINCIPLES OF CONSOLIDATION

  The consolidated financial statements include the accounts of SciQuest and its wholly-owned subsidiaries, BioSupplyNet, Inc., Internet Auctioneers International, Inc., Intralogix, Inc. ("Intralogix"), SciCentral, Inc. ("SciCentral"), EMAX Solution Partners, Inc., and SciQuest Europe Limited. All significant intercompany accounts and transactions have been eliminated.

CASH AND CASH EQUIVALENTS

  The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

                                SCIQUEST, INC.

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

RESTRICTED CASH

  At June 30, 2001 and December 31, 2000, restricted cash of $500,000 and $780,000 included in cash and cash equivalents and long-term investments, respectively, is comprised of certificates of deposit which serve as collateral for the Company's lease commitments and officer loans guaranteed by the Company.

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

                                SCIQUEST, INC.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

  The carrying value of cash and cash equivalents, accounts payable and accounts receivable at June 30, 2001 and December 31, 2000 approximated their fair value due to the short-term nature of these items. The Company considers its short-term and long-term investments to be held-to-maturity, and therefore these investments are carried at amortized cost.

IMPAIRMENT OF LONG-LIVED ASSETS

  The Company evaluates the recoverability of its property and equipment and intangible assets in accordance with Statement of Financial Accounting Standards No. 121, ''Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of'' (''SFAS No. 121''). SFAS No. 121 requires long-lived assets to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment is recognized in the event that the net book value of an asset exceeds the future undiscounted cash flows attributable to such asset or the business to which such asset relates. No impairments were required to be recognized during the three month and six month periods ended June 30, 2000. As part of the restructuring plan during the three months ended June 30, 2001, an impairment of approximately $7 million of long-lived assets was recognized related to the elimination of unprofitable business lines. In addition, as part of the restructuring plan during the year ended December 31, 2000, an impairment of approximately $768,000 of long-lived assets was recognized related to the elimination of unprofitable business lines. (See Note 5.)

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

  Prior to May 1, 2001, we took legal title to the products that we purchased from our suppliers and that, in turn, were sold to our customers in e-commerce transactions. Therefore, through April 2001, revenues received from the sale of scientific products in e-commerce transactions and from the sale of scientific equipment were recorded as product revenues on a gross basis and were recognized by the Company upon delivery to the customer. Beginning May 1, 2001, we no longer take legal title to these products. Instead, we are acting as an agent on behalf of the customer, and title will pass directly from the supplier to the customer.

  Since we are acting as an agent for the customer and not as the primary obligor in the transaction for orders after May 1, 2001, we will no longer record sales of scientific products and scientific equipment in e-commerce transactions on a gross basis. For each sale, we recognize revenue in the amount of the net commission that we earn for processing the transaction and/or payment for services. As a result of this change in our method of reporting revenue, much lower revenues from e-commerce transactions are being

                                SCIQUEST, INC.

recorded; however, the gross profit from e-commerce transactions are the same although our gross margin as a percentage of related net revenue increases.

  As a result, revenues for the second quarter of 2001 were composed of sales prior to May 1, 2001, totaling $3.9 million, which were recorded on a gross basis and $150,000 representing the commissions earned on transactions processed after May 1, 2001. The total value of scientific product transactions processed during the second quarter of 2001 was $8.7 million. This is compared to $8.0 million of sales of scientific products and $2.6 million of scientific equipment during the three months ended June 30, 2000. There were no sales of scientific equipment in 2001.

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

COST OF REVENUES

  Through April 2001, cost of e-commerce revenues represents the purchase price to the Company of the scientific products sold through its e-commerce web sites and of scientific equipment, shipping and handling fees and the cost of maintaining such web sites. Historically, the Company has generally taken legal title to the scientific products and equipment purchased at the date of shipment and relinquished title to its customers upon delivery. Effective May 1, 2001, the Company discontinued taking legal title to these products and began recording revenue on a net commission basis resulting in negligible costs being recorded for e-commerce revenues.

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

                                SCIQUEST, INC.

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

                                SCIQUEST, INC.

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

COMPREHENSIVE INCOME (LOSS)

  The Company's only item of other comprehensive income during the three and six months ended June 30, 2001 was the foreign currency translation adjustment. The Company had no items of other comprehensive income for the three and six months ended June 30, 2000.

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

NET INCOME (LOSS) PER COMMON SHARE

  Basic net income (loss) per common share is computed by dividing net income
(loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants and shares issuable upon conversion of Class B common stock and convertible preferred stock. The calculation of the net loss per share available to common stockholders for the three months and six months ended June 30, 2001 and 2000 does not include any potential shares of common stock equivalents, as their impact would be anti-dilutive.

RECLASSIFICATIONS

  Certain prior period amounts have been reclassified to conform with the current period presentation.

                                SCIQUEST, INC.

RECENT ACCOUNTING PRONOUNCEMENTS

  In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, "Business Combinations," ("SFAS No. 141"). SFAS No. 141 supersedes APB Opinion No. 16, "Business Combinations," and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS No. 141 requires: 1) that all business combinations be accounted for by the purchase method, thereby eliminating the pooling method, 2) that assets (including intangible assets) be recognized and valued apart from goodwill, and 3) that additional disclosures be made regarding business combinations and the resulting allocation of purchase price. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001 and to all purchase method acquisitions dated on or after July 1, 2001. The Company's adoption of SFAS No. 141 will not have a material impact on the consolidated financial position or results of operations.

  In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," ("SFAS No. 142"). SFAS No. 142 supersedes APB Opinion No. 17, "Intangible Assets" and primarily addresses accounting for goodwill and other intangible assets subsequent to their acquisition. The major provisions include: 1) the ceasing of amortization of goodwill and indefinite lived intangible assets, 2) the testing for impairment of goodwill and indefinite lived intangible assets at least annually, and 3) the removal of the restriction that the maximum amortization period of intangible assets with finite lives be limited to 40 years. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001 (with the exception that any goodwill or intangible assets acquired after June 30, 2001 will be subject immediately to the statement's provisions) with application being required at the beginning of an entity's fiscal year. Any impairment losses from the initial application are to be reported as a cumulative effect of a change in accounting principle in accordance with APB 20, "Accounting Changes." The impact of the initial adoption of SFAS No. 142 on the consolidated financial position of the Company is neither currently known nor reasonably estimable. Due to the Company's historically significant amounts of amortization expense related to goodwill and intangible assets (approximately $10 million per quarter), the adoption of SFAS No. 142 may have a material impact on the subsequently reported (after January 1, 2002) consolidated results of operations.

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

                                SCIQUEST, INC.

$1,828,000 at the closing date of the acquisition, cash payments in the amount of $295,000 (including $61,000 for acquisition-related expenses) and the assumption of $71,500 in net liabilities of Intralogix. This acquisition was accounted for using the purchase method of accounting.

  Of the total purchase price of Intralogix, $600,000 was allocated to the web site developed and operated by Intralogix and approximately $1,589,000 was allocated to goodwill, which represents the excess of the purchase price over the fair value of assets acquired less liabilities assumed. Prior to June 30, 2001, goodwill related to this acquisition is being amortized over a period of three years. An immaterial amount of purchase price was allocated to the tangible assets of Intralogix. In June 2001, as a result of an announced restructuring plan to eliminate certain unprofitable business lines, the assets of Intralogix were considered impaired and accordingly included in the restructuring charge. (See Note 5.)

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

  Of the total purchase price of SciCentral, approximately $2,372,000 was allocated to goodwill, which represents the excess of purchase price over the fair value of the assets acquired less the liabilities assumed. Prior to June 30, 2001, goodwill related to this acquisition is being amortized over a period of three years. In June 2001, as a result of an announced restructuring plan to eliminate certain unprofitable business lines, the assets of SciCentral were considered impaired and accordingly included in the restructuring charge. (See
Note 5.)

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

  In addition, the Company granted to EMAX employees a total of 113,980 SciQuest, Inc. stock options, pursuant to the SciQuest, Inc. 1999 Stock Incentive Plan. These options were granted at an exercise price that was less than the fair value of the Company's stock on the date of grant. In connection with the grant of these options, the Company recorded $5,180,000 of deferred compensation which is being amortized in accordance with the vesting schedule of the related options.

4.  BUSINESS SEGMENT DATA

  As a result of the acquisition of EMAX, the Company operates in two business segments - e-commerce transactions and license fees and other professional services. Substantially all operations are in the United States.

                                                            THREE MONTHS ENDED JUNE 30, 2001
                                            ----------------------------------------------------------
                                                                   LICENSE FEES AND
                                                                        OTHER
                                                                     PROFESSIONAL
                                               E-COMMERCE              SERVICES           CONSOLIDATED
                                            ---------------        ---------------       --------------
Total assets                                $    69,597,841        $    80,488,913       $  150,086,754
                                            ===============        ===============       ==============
Revenues - external customers               $     4,063,105        $     2,047,170       $    6,110,275
Operating loss                              $   (18,401,001)       $  (11,835,949)       $  (30,236,950)
Interest income, net                                                                            836,175
                                                                                         --------------
Loss before income taxes                                                                 $ (29,400,775)
                                                                                         =============

                                                            THREE MONTHS ENDED JUNE  30, 2000
                                               -------------------------------------------------------
                                                                   LICENSE FEES AND
                                                                        OTHER
                                                                     PROFESSIONAL
                                               E-COMMERCE              SERVICES          CONSOLIDATED
                                            --------------        ---------------       --------------
Total assets                                 $ 147,533,515        $   115,124,661       $262,658,176
                                             =============        ===============       ============
Revenues - external customers                $  10,623,776        $     2,200,001       $ 12,823,777
Operating loss                               $ (12,107,772)       $  (11,764,317)       $(23,872,089)
Interest income, net                                                                       1,941,285
                                                                                        ------------
Loss before income taxes                                                                $(21,930,804)
                                                                                        =============

                                SCIQUEST, INC.

                                                                     SIX MONTHS ENDED JUNE 30, 2001
                                            ----------------------------------------------------------------------------
                                                                           LICENSE FEES AND
                                                                                 OTHER
                                                                             PROFESSIONAL
                                                   E-COMMERCE                  SERVICES                  CONSOLIDATED
                                            --------------------        --------------------       ---------------------
Total assets                                $         69,597,841        $         80,488,913       $         150,086,754
                                            ====================        ====================       =====================
Revenues - external customers               $         15,749,906        $          2,947,564       $          18,697,470
Operating loss                              $        (29,393,360)       $       (24,422,274)       $         (53,815,634)
Interest income, net                                                                                           1,958,805
                                                                                                   ---------------------
Loss before income taxes                                                                           $         (51,856,829)
                                                                                                   =====================

                                                                        SIX MONTHS ENDED JUNE 30, 2000
                                               ----------------------------------------------------------------------------
                                                                              LICENSE FEES AND
                                                                                    OTHER
                                                                                PROFESSIONAL
                                                      E-COMMERCE                  SERVICES                 CONSOLIDATED
                                               --------------------        --------------------       ---------------------
Total assets                                   $        147,533,515        $        115,124,661       $         262,658,176
                                               ====================        ====================       =====================
Revenues - external customers                  $         15,591,376        $          2,336,195       $          17,927,571
Operating loss                                 $        (25,328,516)       $        (14,912,862)      $         (40,241,378)
Interest income, net                                                                                              4,050,210
                                                                                                      ---------------------
Loss before income taxes                                                                              $         (36,191,168)
                                                                                                      =====================

5.  RESTRUCTURING

  In June 2001, the Company announced a restructuring of the business to essentially eliminate outsourced procurement services. The restructuring includes the elimination of certain unprofitable business lines and a resultant reduction in workforce of approximately one-half of the employees located in the United States. The total restructuring charge was $10.7 million and included approximately $1.6 million for employee separation benefits, $7.1 million of assets and approximately $2.0 million of other costs and lease obligations relating to the unprofitable business lines to be eliminated.


  Per SEC Staff Accounting Bulletin 100 and Emerging Issues Task Force Issue No. 94-3, the following table summarizes information about the Company's restructuring plan:

                                                          IMPAIRMENT
                                                         EXPENSES AND       REMAINING
                                         RESTRUCTURING    CHARGES TO       LIABILITY AT
                                              PLAN        LIABILITY       JUNE 30, 2001
                                         -------------   ------------     -------------
Number of employees ...............              108               0              108
Involuntary termination benefits...      $ 1,630,293      $        0       $1,630,293
Other costs and lease obligations..        1,917,393               0        1,917,393
Write-down of net assets of
  business lines to be eliminated..        7,102,314       7,102,314                0
                                         -----------      ----------       ----------
Total                                    $10,650,000      $7,102,314       $3,547,686
                                         ===========      ==========       ==========


                                SCIQUEST, INC.

6. STRATEGIC RELATIONSHIPS

  In October, November, and December 1999, the Company entered into strategic relationships with a number of key suppliers and buyers of scientific products. As a part of these arrangements, the Company issued to these companies 5,035,180 warrants to purchase the Company's common stock at an exercise price of $0.01 per share of which 3,807,112 warrants are issued and outstanding at June 30, 2001. At June 30, 2001 and December 31, 2000, the Company has deferred customer acquisition costs of $5,421,593 and $6,583,286, respectively, related to these warrants. In the event that the Company commits to issue additional warrants to purchase its common stock as more strategic relationships are formed, the Company will be required to record additional deferred customer acquisition costs equal to the fair value of the warrants on the date of issuance. The amount of deferred customer acquisition costs will be adjusted in future reporting periods based on changes in the fair value of the warrants until such date as the warrants are fully vested and non-forfeitable. Deferred customer acquisition costs will be amortized to operating expense over the term of the related contractual relationship, which in the case of the buyer agreements is three years and in the case of the supplier agreements is four or five years, using a cumulative catch-up method. The Company recognized $583,472 and $398,896 in stock based non-cash customer acquisition expense during the three and six months ended June 30, 2001, respectively, related to the amortization of these deferred customer acquisition costs. These amounts include $100,000 and $200,000 of amortization of prepaid customer acquisition fees for the three and six months ended June 30, 2001, respectively. The Company recognized $2,262,191 and $1,566,163 in stock based non-cash customer acquisition net benefit during the three and six months ended June 30, 2000, respectively, related to the amortization of these deferred customer acquisition costs. These amounts include $100,000 and $200,000 of amortization of prepaid customer acquisition fees for the three and six months ended June 30, 2000, respectively.

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

  Based on the purchasing volume during the year ended December 31, 2000, incentive warrants to purchase approximately 58,000 shares of common stock were issued on February 15, 2001, resulting in a non-cash charge to revenue and the recognition of additional paid-in capital of approximately $52,000 representing the estimated fair value of the warrants determined by using the Black Scholes valuation model at the issuance date. Until such date as they are non-forfeitable, the value of these incentive warrants will be adjusted to their estimated fair value at each balance sheet date with the adjustment being charged to

                                SCIQUEST, INC.

operating expense. For the three and six months ending June 30, 2001, this adjustment resulted in an expense (benefit) of approximately $3,000 and $(36,000), respectively.

  Beginning January 1, 2001, the Company began accounting for incentive warrants pursuant to EITF Issue 00-22,"Accounting for "Points" and Other Time- or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future." Under the consensus in Issue 00-22, the Company estimates the number of incentive warrants that customers will ultimately earn, factoring in returns, if it can be reasonably estimated. Each revenue transaction with customers that earn incentive warrants is reduced by an applicable non-cash incentive cost rate. Changes to estimates of the ultimate incentive cost will be recognized by using a cumulative catch-up adjustment at each balance sheet date and by reducing future revenues, based on a revised non-cash incentive cost rate. For the three and six months ended June 31, 2001, the non-cash charge for estimated incentive warrants related to 2001 volume was approximately $3,000 and $6,000, respectively.

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

 . future revenues from sales of software licenses and fees from implementations;

 . expansion of our product and service offerings;

 . future sources of revenues;

 . future gross profit;

 . future development expenses;

 . future sales and marketing expenses;

 . future general and administrative expenses;

 . future stock-based customer acquisition costs;

 . future interest income;

 . future cash flows;

 . the effect of changes in our revenue recognition policies;

 . the timing of loading data into our e-commerce marketplace;

 . our international expansion;

 . the effects of our restructuring program; and

 . the adequacy of our existing liquidity and capital resources.

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

  In October, November and December 1999, we entered into strategic relationships with a number of key suppliers and buyers of scientific products, whereby we issued to these suppliers and buyers warrants to purchase the Company's common stock at an exercise price of $0.01 per share. These warrants will vest over a period of three to five years and will be exercisable until 2004. At June 30, 2001, warrants to acquire 3,807,112 shares of common stock were outstanding.

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

  We have recorded net deferred customer acquisition costs of approximately $3.5 million at June 30, 2001, related to these outstanding warrants, which is included as a separate component of stockholders' equity. Deferred customer acquisition costs are determined based on the difference between the closing trading price of our common stock and the $0.01 exercise price of the stock warrants, which approximates the value as determined by the Black Scholes option pricing model. The amount of deferred customer acquisition costs recognized for all of the warrants issued to our key suppliers and buyers is adjusted each reporting period based on changes in the fair value of the warrants until such date as the warrants are fully vested and non-forfeitable. Deferred customer acquisition costs will be amortized to operating expense, using a cumulative catch-up method, over the term of the related contractual relationship. We recorded net (benefit) expense from stock-based customer acquisition costs of $583,472 and $398,896 for the three and six months ended June 30, 2001, respectively, and ($2,262,191) and ($1,566,163) for the three and six months ended June 30, 2000, respectively. For both years, these amounts include $100,000 and $200,000 of amortization of prepaid customer acquisition fees for the three and six months ended June 30, 2001, respectively.

  We have also agreed to issue to these major enterprise buyers additional incentive warrants to purchase shares of our common stock with an exercise price of $16.00 per share, the number of which are based on each purchaser's volume of purchases through our marketplace during the years 2000, 2001 and 2002. These incentive warrants are issuable on February 15, 2001, 2002 and 2003, will be fully vested and exercisable upon issuance and will continue to be exercisable for a period of five years after the date of issuance. Based on the purchasing volume during the year ended December 31, 2000, incentive warrants to purchase approximately 58,000 shares of common stock were issued on February 15, 2001, resulting in a non-cash charge to revenue and the recognition of additional paid in capital of approximately $52,000 representing the estimated fair value of the warrants determined by using the Black Scholes valuation model at issuance date. Until such date as they are non-forfeitable, the value of these incentive warrants will be adjusted to their estimated fair value at each balance sheet date with the adjustment being charged to operating expense.

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

  As part of a restructuring program announced in November 2000, we reduced our workforce by approximately 10%. In connection with this reduction, we recorded a charge of approximately $2.2 million in the fourth quarter of 2000 related to separation benefits paid to those affected employees and the write-down of assets related to unprofitable business lines. In the first and second quarters of 2001, we further reduced the number of full-time employees by approximately 100 and 130 people, respectively. The second quarter reduction was part of a restructuring program announced in June 2001, which included charges of approximately $1.6 million for separation benefits to those affected employees, $7.1 million of assets and approximately $2.0 million of other costs and lease obligations relating to the unprofitable business lines to be eliminated. As a result, we expect to reduce our operating expenses and improve our cash flow from operations in the second half of 2001.

  On March 22, 2000, we acquired all of the outstanding capital stock of EMAX Solution Partners, Inc., a provider of electronic research solutions designed to optimize pharmaceutical drug research operations and expedite drug discovery, for the issuance of 1,584,010 shares of our common stock and the assumption of 374,152 outstanding stock options. In addition, we granted to EMAX employees a total of 113,980 SciQuest, Inc. stock options (the "Additional Options"), pursuant to the SciQuest, Inc. 1999 Stock Incentive Plan. These Additional Options were granted at an exercise price that was less than the fair value of our common stock on the date of grant. In connection with the grant of these options, we recorded approximately $5.2 million of deferred compensation, which is being amortized in accordance with the vesting schedule of the related options. The acquisition of EMAX was accounted for using the purchase method of accounting. The acquisition of EMAX enables us to provide electronic and Internet-based solutions that are designed to streamline the drug discovery processes of our customers, including large pharmaceutical, biotechnology and life science companies, by integrating their supply chains with critical research processes.

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

  Revenues consist of (1) sales of scientific products in e-commerce transactions originating on our web sites, (2) sales of scientific equipment,
(3) sales of software licenses and fees for implementation, customization and maintenance services related to these software licenses, (4) advertising revenues from our web sites, (5) advertising revenues from the Source Book, and
(6) commissions received from the auction of used scientific equipment (in
1999). Prior to the launch of our e-commerce marketplace in April 1999, substantially all of our revenues were derived from advertising on our web sites. Revenues from e-commerce transactions became a significant source of our revenues in the third quarter of 1999. Sales of scientific equipment were a significant source of revenues in the second and third quarters of 2000 as we sought to introduce new pharmaceutical, clinical, biotechnology, chemical, industrial and educational organizations to our marketplace. Transactions involving the sale of scientific equipment typically have significantly higher gross sales prices, on a per-transaction basis, and lower gross margins than do transactions for scientific products in e-commerce transactions originating on our web sites.

As a result of the restructuring, we expect that sales of software licenses and fees for implementation, customization and maintenance services related to these software licenses will be the primary source of revenues in future periods.

  We offer various web-based solutions where potential buyers can cross-search content from multiple suppliers and build a multiple line item order for products from various suppliers. Historically, when a purchaser placed an order through our marketplace, we have purchased that item from the supplier at either a pre-negotiated price or at a discount from the supplier's list price and have arranged for shipment to the purchaser. We have historically taken legal title to the products purchased at the date of shipment and relinquished title to our customers upon delivery. After the customer receives the product, we begin the collection process by presenting a consolidated invoice to the customer for the products represented in the order. Payment by the customer to us is then made through a traditional account setup and payment system or, in some cases, by credit card/procurement card. We have offered extended payment terms to our customers who purchased scientific equipment as these transactions have higher dollar values. We bear all credit risk on sales that we make, and we are obligated to pay the supplier of the products that we purchase regardless of whether we receive payment from the customer for the products. For each transaction through April 2001, we recognized revenue in the amount of the sales price of the item to the customer and recognized the amount paid to the supplier plus shipping costs as cost of goods sold. The difference between revenues and cost of goods sold represented our gross profit.

  Through April 2001, revenues from sales of scientific products in e-commerce transactions and from sales of scientific equipment were recorded as product revenues on a gross basis and were recognized upon receipt by our customers. Product shipments were generally made on our designated carriers and we were responsible for shipping costs which are recorded as cost of revenues. We invoice the customer for the shipping costs.

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

CHANGE IN BUSINESS PROCEDURE AFFECTING REVENUE REPORTING

  Prior to May 1, 2001, we took legal title to the products that we purchased from our suppliers and that, in turn, were sold to our customers in e-commerce transactions. Beginning May 1, 2001, we no longer take legal title to these products. Instead, we will act as an agent on behalf of the customer, and title will pass directly from the supplier to the customer. We expect this change will allow us to reduce or eliminate some of our overhead costs, such as product insurance, regulatory compliance, sales tax filings and other related order processing costs. We will continue to be responsible for the collection of the receivable and to bear the resulting credit risk.

  Since we will be acting as an agent for the customer and not as the primary obligor in the transaction for orders after May 1, 2001, we will no longer record sales of scientific products and scientific equipment in e-commerce transactions on a gross basis. For each sale, we will recognize revenue in the amount of the net commission that we earn for processing the transaction and/or payment for services. As a result of this change in our method of reporting revenue, we expect to record much lower gross revenues from e-commerce transactions in the future; however, we do not expect our gross profit from e-commerce transactions to be materially affected although our gross margin as a percentage of related net revenue will increase.

THREE MONTHS ENDED JUNE 30, 2001 AND 2000

 Revenues

  Revenues for the quarter ended June 30, 2001 and 2000 have been derived primarily from the sale of scientific products in e-commerce transactions and from the sale of licenses to our software products and the implementation and customization of our software products.

  E-commerce revenues decreased to $4.1 million for the three months ended June 30, 2001 from $10.6 million for the three months ended June 30, 2000. As we previously discussed, effective May 1, 2001, we discontinued taking legal title to products we purchase from our suppliers and, in turn, sell to our customers. As a result, for products sold after May 1, 2001, we will record revenue as the net commission that we earn for processing the transaction. Therefore, revenues for the second quarter of 2001 were composed of sales prior to May 1, 2001, totaling $3.9 million, which were recorded on a gross basis and $150,000 representing the commissions earned on transactions processed after May 1, 2001. The total value of scientific product transactions processed during the second quarter of 2001 was $8.7 million. This is compared to $8.0 million of sales of scientific products and $2.6 million of scientific equipment during the three months ended June 30, 2000. There have been no sales of scientific equipment in 2001.

  This decrease in overall e-commerce revenue is primarily the result of our efforts to migrate from providing customers with outsourced purchasing services to purchasing our software solutions.

  During the three months ended June 30, 2001 and 2000, we recognized $2.0 million and $2.2 million, respectively, of revenue from fees from licenses and other professional services. This amount includes revenue related to advertising sold in the BioSupplyNet Source Book of $600,000 and $750,000, respectively. Such revenue is recorded annually when the Source Book is published.

  During the three months ended June 30, 2001, three customers accounted for 31%, 23%, and 14%, respectively, of gross transactions. There can be no assurance that these customers will continue to purchase at these levels.

 Cost of Revenues

  Cost of revenues for transactions processed prior to May 1, 2001, primarily consists of the purchase price of scientific products sold in e-commerce transactions and related shipping costs for these products. Cost of license fees and other professional services primarily consist of personnel costs for employees who work directly on the development and implementation of customized electronic research solutions and who provide maintenance to customers, and also consists of the amortization of capitalized software development costs. Cost of revenues relating to the BioSupplyNet Source Book consist primarily of printing, publishing and distribution of the Source Book.

  Cost of e-commerce revenues decreased to $3.8 million for the three months ended June 30, 2001 from $10.5 million for the three months ended June 30, 2000. This decrease resulted, in part, because we stopped taking legal title to products sold as of May 1, 2001. The cost of products related to sales for which we did not take title was $4.6 million. Therefore, the cost of scientific products sold would have been $8.4 million (had we continued to take legal title to products sold) and $8.0 million for the three months ended June 30, 2001 and 2000, respectively. Cost of scientific equipment for the three months ended June 30, 2000 was $2.5 million. There have been no sales of scientific equipment in 2001.

  In addition, cost of revenues for license fees and other professional services for the three months ended June 30, 2001 and 2000 was $1.4 million and $1.4 million, respectively, of which $0.6 million and $0.5 million, respectively, related to the amortization of capitalized software development costs. Also included in the cost of revenue for license fees and other professional services are the costs related to the BioSupplyNet Source Book of $290,000 and $340,000, during the three months ending June 30, 2001 and 2000, respectively.

 Gross Profit

  Gross profit was approximately $900,000 for the three months ended June 30, 2001 and 2000. Gross profit on the sale of scientific products was $240,000 and $130,000, which represented approximately 6.0% and 1.2%, for the three months ended June 30, 2001 and 2000, respectively. This increase in the gross margin percentage resulted, in part, because we stopped taking legal title to products sold after May 1, 2001. This had the effect of increasing the gross profit percentage for the period, without any effect on the gross profit dollars. The gross profit percentage on all products sold would have been 2.8% and 1.2% for the three months ended June 30, 2001 and 2000, had we continued taking legal title to products sold.

  Gross profit from licenses and professional fees was $680,000 and $790,000, of which $320,000 and $370,000, respectively, related to license fees, and $360,000 and $420,000, respectively, were derived from the Source Book.

 Operating Expenses

  Development Expenses.   Development expenses consist primarily of personnel
and related costs to develop, operate and maintain our web sites, aggregate data and the amortization of capitalized development costs. Development costs decreased to $3.1 million for the three months ended June 30, 2001 from $4.6 million for the three months ended June 30, 2000. This decrease resulted from decreased expenses required to develop our e-commerce fulfillment system and list suppliers' products on our web sites. During the second quarter of 2001, we reduced our development costs related to our e-commerce business as we focused on selling software and services. During the three months ended June 30, 2001 and 2000, we capitalized approximately $1.7 million and $1.6 million, respectively, of certain costs related to software and web site development projects. We expect our development expenses to decrease in the second half of 2001.

  Included in development cost is the amortization of non-cash stock-based employee compensation expense, which totaled $0.1 million and $0.2 million for the three months ending June 30, 2001 and 2000, respectively. This is primarily due to stock options that had been issued to employees with exercise prices less than fair value on the date of grant since December 31, 1999. In addition, in July 1999 and in February 2000, we entered into two employment agreements with personnel from acquired subsidiaries that required the recognition of deferred compensation. Deferred compensation recorded due to the issuance of such stock options and employment agreements is charged to stock-based employee compensation expense over the vesting term of the options and the term of the employment agreements, respectively.

  Sales and Marketing Expenses.   Sales and marketing expenses consist primarily
of salaries and other related costs for sales and marketing personnel, travel expenses, public relations expenses and marketing materials. Sales and marketing expenses decreased to $2.7 million for the three months ended June 30, 2001 from $4.0 million for the three months ended June 30, 2000. This decrease resulted primarily from reducing the number of sales and marketing personnel to market our products and services and from reducing advertising and promotion expenses for our e-commerce marketplace. Sales and marketing expenses for the three months ended June 30, 2001 and 2000 include $0.1 million and $0.2 million, respectively, of amortization of non-cash stock based employee compensation. Also included in sales and marketing expenses for the three months ended June 30, 2001 and 2000 is amortization expense (benefit) of non-cash stock based customer acquisition costs of $0.6 million and ($2.3) million, respectively.

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

  We expect our sales and marketing expenses, apart from the amortization of stock-based customer acquisition costs, to decrease over the second half of 2001 due to a reduction in the number of personnel in our sales and marketing departments.

  General and Administrative Expenses. General and administrative expenses consist primarily of personnel and related costs for our customer care department and general corporate functions, including finance, accounting, legal, human resources, investor relations, facilities, amortization of goodwill and non-cash stock based employee compensation. General and administrative expenses decreased to $14.8 million for the three months ended June 30, 2001 from $16.3 million for the three months ended June 30, 2000. The decrease in general and administrative expenses is primarily the result of reduced personnel in these functional areas. Amortization of goodwill resulting primarily from the acquisition of EMAX in March, 2000 and other intangibles was $10.2 million in 2001 and in 2000. General and administrative expenses also include a charge of $0.2 million and $0.7 million relating to non-cash stock based employee charges in the three months ended June 30, 2001 and 2000, respectively. General and administrative expenses before these non-cash charges decreased by $1.1 million primarily due to reduced personnel. We expect general and administrative expenses to decrease during the second half of 2001, as we reduce our overhead costs and realize the savings impact of the first and second quarter reductions in personnel.

  Restructuring. In June 2001, the Company announced a restructuring of its business to essentially eliminate outsourced procurement services. The restructuring includes the elimination of certain unprofitable business lines and a resultant reduction in workforce of approximately half of the employees located in the United States. The total restructuring charge was $10.7 million and included approximately $1.6 million for employee separation benefits, $7.1 million of assets and approximately $2.0 million of other costs and lease obligations relating to the unprofitable business lines to be eliminated.

 Interest Income (Expense)

  Interest income (expense) consists of interest income earned on cash deposited in money market accounts and invested in short and long term U.S. Government obligations partially reduced by interest expense incurred on capital lease obligations. Net interest income decreased to $0.8 million for the three months ended June 30, 2001 from net interest income of $2.0 million for the three months ended June 30, 2000. This decrease resulted from our use of cash and investments to fund operations during 2000 and the first half of 2001. We expect interest income to decrease throughout 2001.

SIX MONTHS ENDED JUNE 30, 2001 AND 2000

 Revenues

  Revenues for the six months ended June 30, 2001 and 2000 have been derived primarily from the sale of scientific products in e-commerce transactions and from the sale of licenses to our software products and the implementation and customization of our software products.

  E-commerce revenues increased to $15.7 million for the six months ended June 30, 2001 from $15.6 million for the six months ended June 30, 2000. As we previously discussed, effective May 1, 2001, we discontinued taking legal title to products we purchase from our suppliers and, in turn, sell to our customers. As a result, for products sold after May 1, 2001, we will record revenue as the net commission that we earn for processing the transaction. Therefore, revenues for the six months ended June 30, 2001 were composed of sales prior to May 1, 2001, totaling $15.6 million, which were recorded on a gross basis and $150,000 representing the commissions earned on transactions processed after May 1, 2001. The total value of scientific product transactions processed during the six months ended June 30, 2001 was $20.4 million. This is compared to $13.0 million of sales of scientific products and $2.6 million of scientific equipment during the six months ended June 30, 2000. There have been no sales of scientific equipment in 2001.

  This increase is the result of $6.7 million of greater volume during the first three months of 2001 than the same period in 2000, which is offset by $1.9 million less volume during the second quarter of 2001 than the second quarter of 2000.

  During the six months ended June 30, 2001 and 2000, we recognized $2.9 million and $2.3 million, respectively, of revenue from fees from licenses and other professional services. This amount includes revenue related to advertising sold on BioSupplyNet Source Book of $660,000 and $760,000, respectively. Such revenue is recorded annually when the Source Book is published.

  During the six months ended June 30, 2001, three customers accounted for 29%, 19%, and 12%, respectively, of gross transactions. There can be no assurance that these customers will continue to purchase at these levels.

 Cost of Revenues

  Cost of revenues for transactions processed prior to May 1, 2001, primarily consists of the purchase price of scientific products sold in e-commerce transactions and related shipping costs for these products. Cost of license fees and other professional services primarily consist of personnel costs for employees who work directly on the development and implementation of customized electronic research solutions and who provide maintenance to customers, and also consists of the amortization of capitalized software development costs. Cost of revenues relating to the BioSupplyNet Source Book consist primarily of printing, publishing and distribution of the Source Book.

  Cost of e-commerce revenues decreased to $15.1 million for the six months ended June 30, 2001 from $15.2 million for the six months ended June 30, 2000. This decrease resulted, in part, because we stopped taking legal title to products sold as of May 1, 2001. The cost of products related to sales for which we did not take title was $4.6 million. Therefore, the cost of scientific products sold would have been $19.7 million (had we continued to take legal title to products sold) and $12.7 million for the six months ended June 30, 2001 and 2000, respectively. Cost of scientific equipment for the six months ended June 30, 2000 was $2.5 million. There were no sales of scientific equipment in 2001.

  In addition, cost of revenues for license fees and other professional services for the six months ended June 30, 2001 and 2000 was $2.4 million and $1.5 million, respectively, of which $1.2 million and $0.5 million, respectively, related to the amortization of capitalized software development costs. Also included in the cost of revenue for license fees and other professional services are the costs related to the BioSupplyNet Source Book of $290,000 and $340,000, during the six months ending June 30, 2001 and 2000, respectively.

 Gross Profit

   Gross profit was approximately $1.2 million for the six months ended June 30, 2001 and 2000. Gross profit on the sale of scientific products was $650,000 and $350,000, which represented approximately 4.1% and 2.2%, for the three months ended June 30, 2001 and 2000, respectively. This increase in the gross margin percentage resulted, in part, because we stopped taking legal title to products sold after May 1, 2001. This had the effect of increasing the gross profit percentage for the period, without any effect on the gross profit dollars. The gross profit percentage on all products sold would have been 3.2% and 2.2% for the six months ended June 30, 2001 and 2000, had we continued to take legal title to products sold.

  Gross profit from licenses and professional fees was $570,000 and $880,000, for the six months ended June 30, 2001 and 2000, respectively, of which $210,000 and $460,000, respectively, related to license fees and $360,000 and $420,000, respectively, were derived from the Source Book.

 Operating Expenses

  Development Expenses.   Development expenses consist primarily of personnel
and related costs to develop, operate and maintain our web sites, aggregate data and the amortization of capitalized development costs. Development costs decreased to $7.3 million for the six months ended June 30, 2001 from $8.1 million for the six months ended June 30, 2000. This decrease resulted from decreased expenses required to develop our e-commerce fulfillment system, and list suppliers' products on our web sites. During the second quarter of 2001, we reduced our development costs related to our e-commerce business as we focused on selling software and services. During the six months ended June 30, 2001 and 2000, we capitalized approximately $4.6 million and $2.4 million, respectively, of certain costs related to software and web site development projects. We expect our development expenses to decrease in the second half of 2001.

  Included in development cost is the amortization of non-cash stock-based employee compensation expense, which totaled $0.2 million and $0.7 million for the six months ending June 30, 2001 and 2000, respectively. This is primarily due to stock options that had been issued to employees with exercise prices less than fair value on the date of grant since December 31, 1999. In addition, in July 1999 and in February 2000, we entered into two employment agreements with personnel from acquired subsidiaries that required the recognition of deferred compensation. Deferred compensation recorded due to the issuance of such stock options and employment agreements is charged to stock-based employee compensation expense over the vesting term of the options and the term of the employment agreements, respectively.

  Sales and Marketing Expenses.   Sales and marketing expenses consist primarily
of salaries and other related costs for sales and marketing personnel, travel expenses, public relations expenses and marketing materials. Sales and marketing expenses decreased to $7.0 million for the six months ended June 30, 2001 from $10.4 million for the six months ended June 30, 2000. This decrease resulted primarily from reducing the number of sales and marketing personnel to market our products and services and from reducing advertising and promotion expenses for our e-commerce marketplace. Sales and marketing expenses for six months ended June 30, 2001 and 2000 include $0.3 million and $0.6 million, respectively, of amortization of non-cash stock based employee compensation. Also included in sales and marketing expenses for the six months ended June 30, 2001 and 2000 is amortization expense (benefit) of non-cash stock based customer acquisition costs of $0.4 million and ($1.6) million, respectively.

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

  We expect our sales and marketing expenses, apart from the amortization of stock-based customer acquisition costs, to decrease over the second half of 2001 due to a reduction in the number of personnel in our sales and marketing departments.

  General and Administrative Expenses. General and administrative expenses consist primarily of personnel and related costs for our customer care department and general corporate functions, including finance, accounting, legal, human resources, investor relations, facilities, amortization of goodwill and non-cash stock based employee compensation. General and administrative expenses increased to $30.1 million for the six months ended June 30, 2001 from $22.2 million for the six months ended June 30, 2000. The increase in general and administrative expenses is primarily the result of $10.3 million of amortization of goodwill relating primarily to our acquisition in March of 2000 of EMAX Solutions. There was no amortization during the first three months of 2000. This increase is offset by reduced personnel in these functional areas. Amortization of goodwill resulting primarily from the acquisition of EMAX in March, 2000 and other intangibles was $20.4 million and $11.4 million during the six months ended June 30, 2001 and 2000, respectively. General and administrative expenses also include a charge of $0.5 million and $1.9 million relating to non-cash stock based employee charges in the six months ended June 30, 2001 and 2000, respectively. We expect general and administrative expenses to decrease during the second half of 2001, as we reduce our overhead costs and realize the savings impact of the first and second quarter reductions in personnel.

  Purchased In-process Research and Development.   For the six months ended June
30, 2000, we recognized an in-process research and development charge of $0.7 million as a result of the acquisition of EMAX. Based on management's valuation of EMAX and its assets, we allocated $0.7 million of the EMAX purchase price of $126 million to software products being developed by EMAX that had not reached technological feasibility and had no alternative use at the date of the acquisition of EMAX. At the date of the acquisition, these software products being developed by EMAX were approximately 15% complete.

  Restructuring. In June 2001, the Company announced a restructuring of its business to essentially eliminate outsourced procurement services. The restructuring includes the elimination of certain unprofitable business lines and a resultant reduction in workforce of approximately half of the employees located in the United States. The total restructuring charge was $10.7 million and included approximately $1.6 million for employee separation benefits, $7.1 million of assets and approximately $2.0 million of other costs and lease obligations relating to the unprofitable business lines to be eliminated.

 Interest Income (Expense)

  Interest income (expense) consists of interest income earned on cash deposited in money market accounts and invested in short and long term U.S. Government obligations partially reduced by interest expense incurred on capital lease obligations. Net interest income decreased to $2.0 million for the six months ended June 30, 2001 from net interest income of $4.1 million for the six months ended June 30, 2000. This decrease resulted from our use of cash and investments to fund operations during 2000 and the first half of 2001. We expect interest income to decrease throughout 2001.

 Income Tax Benefit

  Income tax benefit decreased to zero for the six months ended June 30, 2001 from $0.1 million for the six months ended June 30, 2000. The decrease in income tax benefit was the result of the reduction in net deferred tax liabilities to zero during the year ended December 31, 2000.

 Liquidity and Capital Resources

  We have primarily funded our operations through private placements of our preferred stock during 1998 and 1999 and our initial public offering, which closed in November 1999. As of June 30, 2001, we had total cash and investments of $52.9 million, which is comprised of cash and cash equivalents of $46.1 million, short-term investments of $4.7 million and long-term investments of $2.1 million.

  Cash used in operating activities was $10.4 million and $25.5 million during the six months ended June 30, 2001 and 2000, respectively. Cash used in operating activities was principally for payments to our suppliers for purchases of scientific products, the development of our web sites, the development of our e-commerce marketplace, our sales and marketing efforts, and administrative and operations to support our growth.

  Cash (provided) used by investing activities during the six months ended June 30, 2001 and 2000 was ($36.7) million and $28.2 million, respectively. Cash used in investing activities has primarily been comprised of purchases of investments in US government obligations, commercial paper and corporate bonds, net of maturities, purchases of computer equipment and the capitalization of certain costs associated with the development of our web sites and with the development of EMAX's electronic research software systems. Cash was primarily provided from the maturity of investments.

  Cash (provided) used by financing activities during the six months ended June 30, 2001 and 2000 was $0.3 million and ($0.7) million, respectively. During the six months ended June 30, 2001, the Company repaid loan obligations of $0.4 million. During the six months ended June 30, 2000, the Company received approximately $1.2 million in proceeds from exercises of stock options and warrants and by the direct sale of restricted stock to an officer of the Company.

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

New Accounting Pronouncements

  In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, "Business Combinations," ("SFAS No. 141"). SFAS No. 141 supersedes APB Opinion No. 16, "Business Combinations," and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS No. 141 requires: 1) that all business combinations be accounted for by the purchase method, thereby eliminating the pooling method, 2) that assets (including intangible assets) be recognized and valued apart from goodwill, and 3) that additional disclosures be made regarding business combinations and the resulting allocation of purchase price. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001 and to all purchase method acquisitions dated on or after July 1, 2001. The Company's adoption of SFAS No. 141 will not have a material impact on the consolidated financial position or results of operations.

  In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," ("SFAS No. 142"). SFAS No. 142 supersedes APB Opinion No. 17, "Intangible Assets" and primarily addresses accounting for goodwill and other intangible assets subsequent to their acquisition. The major provisions include: 1) the ceasing of amortization of goodwill and indefinite lived intangible assets, 2) the testing for impairment of goodwill and indefinite lived intangible assets at least annually, and 3) the removal of the restriction that the maximum amortization period of intangible assets with finite lives be limited to 40 years. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001 (with the exception that any goodwill or intangible assets acquired after June 30, 2001 will be subject immediately to the statement's provisions) with application being required at the beginning of an entity's fiscal year. Any impairment losses from the initial application are to be reported as a cumulative effect of a change in accounting principle in accordance with APB 20, "Accounting Changes." The impact of the initial adoption of SFAS No. 142 on the consolidated financial position of the Company is neither currently known nor reasonably estimable. Due to the Company's historically significant amounts of amortization expense related to goodwill and intangible assets (approximately $10 million per quarter), the adoption of SFAS No. 142 may have a material impact on the subsequently reported consolidated results of operations.



FACTORS THAT MAY AFFECT FUTURE RESULTS

SINCE WE HAVE A LIMITED OPERATING HISTORY AND AN EVOLVING BUSINESS MODEL, FORECASTING FUTURE PERFORMANCE MAY BE DIFFICULT.

  Our business model has evolved considerably since our company's inception. For instance, we launched our public e-commerce marketplace in April 1999. Since that time, we have increasingly focused our efforts on providing integrated e-commerce and asset management solutions to our customers. As part of this strategy, we acquired EMAX in March 2000 and formed our Global Professional Services division in February 2001. Accordingly, we have only a limited operating history on which to evaluate our current business. As a result of our limited operating history, the emerging nature of the scientific products market and the evolving nature of our business model, we may be unable to accurately forecast our revenues. We incur expenses based predominantly on operating plans and estimates of future revenues. Revenues to be generated from newly developed and evolving activities will be particularly difficult to forecast accurately. Our expenses are to a large extent fixed. We may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfalls. Accordingly, a failure to meet our revenue projections will have an immediate and negative impact on profitability. In addition, if our restructuring program adversely affects our revenues and/or fails to adequately reduce our expenses, our future earnings will be negatively impacted. Finally, we cannot be certain that our evolving business model will be successful, particularly in light of our limited operating history.

WE HAVE A HISTORY OF LOSSES AND ANTICIPATE INCURRING LOSSES IN THE FUTURE. WE MAY NOT ACHIEVE PROFITABILITY.

  We incurred net losses of $84.3 million for the year ended December 31, 2000 and $29.4 million for the three months ended June 30, 2001. As of June 30, 2001, we had an accumulated deficit of $174.8 million. We expect to incur substantial operating losses and continued negative cash flow from operations for the foreseeable future. In fact, we expect to continue generating losses through at least 2002. We may not be able to increase revenues sufficiently to achieve profitability.

OUR FUTURE PROFITABILITY AND CASH FLOWS ARE DEPENDENT UPON OUR ABILITY TO CONTROL EXPENSES.

  Our operating plan to achieve profitability is based upon estimates of our future expenses. For instance, we have estimated that our development expenses will decrease during the second half of 2001, and that our general and administrative expenses will decrease during the last half of 2001. If our future expenses are greater than anticipated, our ability to achieve profitability when expected may be negatively impacted. In addition, greater than anticipated expenses may negatively impact our cash flows, which could cause us to expend our capital faster than anticipated. While we expect our existing capital to be sufficient for the next two years, if our cash flows are negatively impacted, we may be required to raise additional capital sooner than expected.

WE ARE INVESTING SIGNIFICANTLY IN DEVELOPING NEW PRODUCT AND SERVICE OFFERINGS WITH NO GUARANTEE OF SUCCESS.

  Expanding our product and service offerings is an important component of our business strategy. As such, we are expending a significant amount of our resources in this development effort. For instance, we recently introduced SciQuest SmartStore(TM), SelectSite SRA(TM) (Source and Requisition Application), and SelectSite APA(TM) (Advanced Procurement Application). Any new offerings that are not favorably received by buyers or suppliers could damage our reputation or brand name. Expansion of our services will require us to devote a significant amount of time and money and may strain our management, financial and operating resources. We cannot assure you that our development efforts will result in commercially viable products or services. In addition, we may bear development costs in current periods that do not generate revenues until future periods or at all. To the extent that we incur expenses that do not result in increased current or future revenues, our earnings may be materially and adversely affected.

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

  We expect that for the foreseeable future we will generate a significant portion of our revenues from a limited number of large customers. For the six months ended June 30, 2001, three customers accounted for 29% and 19%, and 12%, respectively, of our total revenues. In addition, large individual transactions with these customers may represent an increasing percentage of our revenues. These large transactions are often non-recurring, making it difficult to predict future transactions. The failure of one or more large transactions to occur in any given period may materially and adversely affect our revenues for such period. If we lose any of our large customers or if we are unable to add new large customers, our revenues will not increase as expected. In addition, our reputation and brand name would be harmed.

REVENUES FROM E-COMMERCE TRANSACTIONS HAVE HISTORICALLY COMPRISED A SIGNIFICANT PORTION OF OUR REVENUES. THE FAILURE TO REPLACE THESE REVENUES WITH LICENSE FEE REVENUES COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR REVENUES AND EARNINGS.

  As we increasingly shift our focus to providing technology solutions and away from processing e-commerce transactions, we expect our revenues from e-commerce transactions to decrease over the long-term. Consequently, we will become increasingly dependent on sales of software licenses in order to achieve revenue growth. We cannot assure you that we will be successful in growing software license revenue. If we are not able to replace revenues from e-commerce transactions with software license revenues, our revenues and earnings will be materially and adversely affected.

UNLESS A BROAD RANGE OF PURCHASERS AND SUPPLIERS OF SCIENTIFIC PRODUCTS ADOPT OUR PRODUCTS AND SERVICES, WE WILL NOT BE SUCCESSFUL.

  Our success will require, among other things, that our solutions gain broad market acceptance by our customers, suppliers, users and strategic partners. For example, purchasers may continue managing assets and purchasing products through their existing methods and may not adopt a web-based supply-chain solution because of:

 . their comfort with current purchasing habits and direct supplier relationships;

 .  the costs and resources required to switch purchasing methods;

 .  the need for products not offered through our web site;

 .  security and privacy concerns; or

 .  general reticence about technology or the Internet.

IF WE DO NOT SUCCESSFULLY MARKET THE SCIQUEST BRAND, OUR BUSINESS MAY SUFFER.

  We believe that establishing, maintaining and enhancing the SciQuest brand is critical in expanding our customer base. Some of our competitors already have well-established brands in either online or supply chain services or the scientific products industry. Promotion of our brand will depend largely on continuing our sales and marketing efforts and providing high-quality products and services to our enterprise customers. We reduced our spending on sales and marketing significantly in the fourth quarter of 2000 and expect to continue this reduction from prior levels throughout 2001. This reduction in spending could materially and adversely affect our sales and marketing efforts. We cannot be certain that we will be successful in marketing the SciQuest brand. If we are unable to successfully promote our brand, or if we incur substantial expenses in attempting to do so, our revenues and earnings could be materially and adversely affected.

IF WE ARE NOT ABLE TO SUCCESSFULLY INTEGRATE OUR SYSTEMS WITH THE INTERNAL SYSTEMS OF OUR KEY SUPPLIERS AND BUYERS, OUR OPERATING COSTS AND RELATIONSHIPS WITH OUR SUPPLIERS AND BUYERS WILL BE ADVERSELY AFFECTED.

  A key component of all services is the efficiencies created for suppliers and buyers through our products and services. In order to create these efficiencies, it will often be necessary that our systems integrate with each major supplier's and buyer's internal systems, such as inventory, customer service, technical service, freight programs and financial systems. In addition, there is little uniformity in the systems used by our customers. If these systems are not successfully integrated, our operating costs and relationships with our suppliers and buyers would be adversely affected, which could have a material adverse effect on our financial condition and results of operations.

IF WE ARE UNABLE TO ADAPT OUR PRODUCTS AND SERVICES TO RAPID TECHNOLOGICAL CHANGE, OUR REVENUES AND PROFITS COULD BE MATERIALLY AND ADVERSELY AFFECTED.

  Rapid changes in technology, products and services, user profiles and operating standards occur frequently. These changes could render our proprietary technology and systems obsolete. We must continually improve the performance, features and reliability of our products and services, particularly in response to our competition.

  Our success will depend, in part, on our ability to:

 .  enhance our existing products and services;

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

THE MARKET FOR TECHNOLOGY SOLUTIONS IN THE SCIENTIFIC PRODUCTS INDUSTRY IS HIGHLY COMPETITIVE, WHICH MAKES ACHIEVING MARKET SHARE AND PROFITABILITY MORE DIFFICULT.

  The market for technology solutions in the scientific products industry is new, rapidly evolving and intensely competitive. Competition is likely to intensify as this market matures.

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

IF WE ARE NOT ABLE TO EFFECTIVELY MANAGE REVENUE GROWTH WITH FEWER PERSONNEL, OUR BUSINESS MAY SUFFER.

  We rapidly expanded our operations in 2000, which placed a significant strain on our management, operational and financial resources as well as our ability to achieve profitability. In November 2000, we commenced a restructuring program that resulted in a significant reduction of our workforce. We further reduced our workforce in the first half of 2001. This staff reduction could adversely affect our ability to manage and continue the growth of our operations. If we are unable to manage the growth of our business effectively, our earnings could be materially and adversely affected.

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

WE ARE DEPENDENT ON PROPRIETARY TECHNOLOGY LICENSED FROM THIRD PARTIES, THE LOSS OF WHICH COULD BE COSTLY.

  We license a portion of the content for our products and services from third parties. These third-party content licenses may not be available to us on favorable terms, or at all, in the future. In addition, we must be able to successfully integrate this content in a timely and cost-effective manner to create an effective finished product. If we fail to obtain necessary content on favorable terms or are unable to successfully integrate this content or if we are unable to continue to license our order fulfillment transaction systems on favorable terms, it could have a material adverse effect on our business operations.

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

  Currently, we are responsible for loading supplier product information into our database and categorizing the information for search purposes. We currently have a backlog of product data from various companies to be loaded in our e-commerce marketplaces. We anticipate that by the end of the quarter a majority of these products will be loaded into these marketplaces. However, we continuously receive new product data to load. We generally will not derive profit from these products until this data is loaded into our system. Timely loading of these products into our database depends upon a number of factors, including the file formats of the data provided to us by suppliers and our ability to further automate and expand our operations to accurately load this data into our product database, any of which could delay the actual loading of these products beyond the dates we estimate.

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

IF OUR WEB SITES AND TRANSACTION PROCESSING SYSTEMS ARE NOT ABLE TO ADEQUATELY SERVICE TRAFFIC LEVELS, OUR ABILITY TO SATISFY OUR CUSTOMERS AND MAINTAIN REVENUE GROWTH MAY SUFFER.

  Our revenues depend in part on the number of buyers who use our web sites to purchase scientific supplies and products. Accordingly, our web sites, transaction-processing systems and network infrastructure must be able to service significant traffic levels while maintaining adequate buyer service levels. Any system interruptions or delays in our transaction system would reduce the volume of sales and the attractiveness of our service offerings, which could have a material adverse effect on our customer satisfaction and our ability to maintain revenue growth. We have experienced infrequent system interruptions in the past during implementation of system upgrades. These interruptions could continue to occur from time to time and could have a material adverse effect on our service offerings. Substantial increases in the volume of traffic on our web sites or the number of purchases made by buyers will require expansion and upgrades of our technology, transaction-processing systems and network infrastructure. We cannot be certain that our transaction-processing systems and network infrastructure will be able to accommodate traffic in the future.

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

  We intend to invest resources and capital to expand internationally, particularly in Europe. This expansion will require significant financial resources and management attention and could have a negative effect on our earnings. We cannot assure you that we will be successful in creating international demand for our e-commerce and research solutions and services. In addition, our international business may be subject to a variety of risks, including, among other things, increased costs associated with maintaining international marketing efforts, applicable government regulation, fluctuations in foreign currency, difficulties in collecting international accounts receivable and the enforcement of intellectual property rights. We cannot assure you that these factors will not have an adverse effect on future international sales and earnings. In addition, the business customs and regulations in foreign countries may require changes in our business model. In addition, we are currently contemplating registering our trademarks in other countries. We cannot assure you that we will be able to do so.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) Our Annual Meeting of Stockholders was held on May 15, 2001. There were present at the annual meeting, in person or by proxy, holders of 28,843,099 shares of the Common Stock entitled to vote.

(b) The following directors were elected to hold office until the 2004 annual meeting of stockholders or until their successors are elected and qualified, with the vote for each director being reflected below:

Name                               Votes For          Votes Withheld
----                               ----------         --------------
Stephen J. Wiehe...............    21,775,436             81,364
Noel J. Fenton.................    21,775,436             81,364

The affirmative vote of the holders of a plurality of the outstanding shares of Common Stock represented at the Annual Meeting was required to elect each director. M. Scott Andrews will continue as a director until the election and qualification of a successor director at the 2002 annual meeting of stockholders. Bruce J. Boehm, Gautam A. Prakash and Lloyd Segal will continue as directors until the election and qualification of successor directors at the 2003 annual meeting of stockholders.

(c) An amendment to our Certificate of Incorporation to change the corporate name to "SciQuest, Inc." was approved with 21,800,128 affirmative votes cast, 47,675 negative votes cast and 8,997 abstentions. The approval of the amendment required the affirmative vote of a majority of the issued and outstanding shares of Common Stock entitled to vote at the Annual Meeting for purposes of such proposal.

(d) The adoption of our Employee Stock Purchase Plan was ratified with 8,663,330 affirmative votes cast, 530,581 negative votes cast, 42,264 abstentions and 12,620,625 broker non-votes. The approval and ratification of the Employee Stock Purchase Plan required the affirmative vote of a majority of the shares represented at the Annual Meeting for purposes of such proposal.

(e) An amendment to our 1999 Stock Incentive Plan was ratified with 7,865,162 affirmative votes cast, 1,320,337 negative votes cast 50,676 abstentions and 12,620,625 broker non-votes. The approval and ratification of the amendment to the 1999 Stock Incentive Plan required the affirmative vote of a majority of the shares represented at the Annual Meeting for purposes of such proposal.

(f) The appointment of PricewaterhouseCoopers LLP as independent auditor for the year ending December 31, 2001, was ratified with 21,817,714 affirmative votes cast, 24,994 negative votes cast and 14,092 abstentions. The appointment of PricewaterhouseCoopers LLP required the affirmative vote of a majority of the shares represented at the Annual Meeting for purposes of such proposal.

ITEM 5.  OTHER INFORMATION.

None.

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

 10.28** Registration Rights Agreement by and among SciQuest.com and the former holders of EMAX Solution Partners, Inc. dated March 13, 2000.

 10.29***  SciQuest.com, Inc. 2000 Employee Stock Purchase Plan.

 10.30**** Second Amendment to 1999 Stock Incentive Plan.

 10.31     Form of Services Agreement.
---------------
* Incorporated by reference to SciQuest.com's Registration Statement on Form S-1 (Reg. No. 333-87433).
** Incorporated by reference to SciQuest.com's Registration Statement on Form S-1 (Reg. No. 333-32582).

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

                                 SCIQUEST.COM, INC.



Date    August 10, 2001          /s/ Stephen J. Wiehe
        ---------------          --------------------
                                    Stephen J. Wiehe
                                    Chief Executive Officer
                                    (Principal Executive Officer)


Date    August 10, 2001          /s/ James J. Scheuer
        ---------------          --------------------
                                    James J. Scheuer
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)