Form 10-Q
period 2001-09-30
SCIQUEST COM INC
filed 2001-11-14
CIK 1082526

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------


                                   FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 2001

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

                   ---------------------------------------
       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

       As of November 12, 2001, 28,860,225 shares of Common Stock, $.001 par value, were outstanding.




================================================================================

                                 SCIQUEST, INC.

                                TABLE OF CONTENTS

PART I-- FINANCIAL INFORMATION:

 ITEM 1: FINANCIAL STATEMENTS


    Consolidated Balance Sheets at September 30, 2001 (unaudited) and December 31, 2000                                  3


    Consolidated Statements of Operations for the Three and Nine Months Ended
    September 30, 2001 and 2000 (unaudited)                                                                              4



    Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2001 and 2000
    (unaudited)                                                                                                          5


    Notes to Consolidated Financial Statements (unaudited)                                                               6


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS                                                                                           18


ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                                      38


PART II-- OTHER INFORMATION:

ITEM 1: LEGAL PROCEEDINGS                                                                                               39


ITEM 2: CHANGES IN SECURITIES                                                                                           39


ITEM 3: DEFAULTS IN SECURITIES                                                                                          39


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                             39


ITEM 5: OTHER INFORMATION                                                                                               39


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K                                                                                40


SIGNATURES                                                                                                              43

                                     PART I

Item 1.   Financial Statements

                                 SciQuest, Inc.

                           CONSOLIDATED BALANCE SHEETS


                                                                                       September 30,       December 31,
                                                                                       ------------        ------------
                                                                                           2001                  2000
                                                                                           ------                ------
                                                                                        (unaudited)

                                     Assets


Current assets:
    Cash and cash equivalents                                                        $   48,243,325        $  20,162,831
    Short-term investments                                                                  780,000           29,414,789
    Accounts receivable, net                                                              3,548,656           16,163,830
    Prepaid expenses and other current assets                                             3,978,112            4,274,742
                                                                                     --------------        -------------
       Total current assets                                                              56,550,093           70,016,192
Long-term investments                                                                          --             19,289,276
Property and equipment, net                                                               4,285,764            9,901,220
Capitalized software and web site development costs, net                                 10,851,023            9,808,625
Goodwill and other long-term assets, net                                                 58,133,950           94,177,385
                                                                                     --------------        -------------
       Total assets                                                                  $  129,820,830        $ 203,192,698
                                                                                     ==============        =============

                      Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable                                                                 $      357,257        $   6,010,197
    Accrued liabilities                                                                   4,796,224            6,403,036
    Deferred revenues                                                                     1,426,405            1,033,238
    Current maturities of capital lease obligations                                       1,152,557            1,096,921
                                                                                     --------------        -------------
       Total current liabilities                                                          7,732,443           14,543,392
                                                                                     --------------        -------------
Capital lease obligations, less current maturities                                          936,331            1,524,457
Commitments and contingencies                                                                  --                    --
Stockholders' equity:
    Common stock, $0.001 par value; 90,000,000 shares authorized; 29,117,629 and
       28,696,097 shares issued as of September 30, 2001 and
       December 31, 2000, respectively                                                       29,118               28,696
    Additional paid-in capital                                                          317,107,398          319,475,952
    Deferred compensation                                                               (2,214,231)           (4,543,903)
    Deferred customer acquisition costs                                                 (2,997,891)           (4,849,235)
    Accumulated other comprehensive loss                                                    (8,908)               (5,369)
    Treasury stock, at cost; 304,000 and 0 shares as of September 30, 2001 and
       December 31, 2000, respectively                                                    (281,088)                  --
    Accumulated deficit                                                               (190,482,342)         (122,981,292)
                                                                                     --------------        -------------
    Total stockholders' equity                                                          121,152,056          187,124,849
                                                                                     --------------        -------------
       Total liabilities and stockholders' equity                                    $  129,820,830        $ 203,192,698
                                                                                     ==============        =============



   The accompanying notes are an integral part of these financial statements.

                                 SciQuest, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)

                                                                                 Three Months End              Nine Months Ended
                                                                                 ----------------              -----------------
                                                                                   September 30,                  September 30,
                                                                                   -------------                  -------------
                                                                                2001          2000            2001           2000

                                                                               ------        ------          ------         ------

Revenues:
   E-commerce (net of ($394), $0, $57,667, and $0,
    respectively, of non-cash buyer incentive warrants
    (benefit) expense)                                                     $  443,313     $17,881,478    $16,193,219    $33,472,854
    License fees and other professional services                            1,776,491       1,809,100      4,724,055      4,145,295
                                                                            ---------       ---------      ---------      ---------
      Total revenues                                                        2,219,804      19,690,578     20,917,274     37,618,149
                                                                            ---------      ----------     ----------     ----------
Cost of revenues:
   Cost of e-commerce                                                         272,885      17,569,679     15,376,112     32,812,988
   Cost of license fees and other professional services
     (includes $691,102, $500,000, $1,918,888, and $1,000,000,
     respectively, of amortization of
     capitalized software costs)                                            1,256,559       1,151,197      3,630,842      2,606,920
                                                                            ---------       ---------      ---------      ---------
      Total cost of revenues                                                1,529,444      18,720,876     19,006,954     35,419,908
                                                                            ---------      ----------     ----------     ----------
      Gross profit                                                            690,360         969,702      1,910,320      2,198,241
                                                                              -------         -------      ---------      ---------
Operating expenses:
   Development (includes $108,927, $131,197,
     $352,950, and $873,056, respectively, of stock-
     based employee compensation)                                           2,159,139       3,554,711      9,430,560     11,695,438
   Sales and marketing (includes $101,362, $213,886,
     $366,780, and $821,095, respectively, of stock-based employee compensation and $27,259, ($989,254), $390,189, and ($2,555,417),
     respectively, of stock-based customer acquisition
     (benefits) expenses)                                                   1,626,186       8,173,909      8,634,860     18,605,192
   General and administrative (includes $187,046,
      $624,303, $681,432, and $2,493,838, respectively,
      of stock-based employee compensation and
      $9,741,029, $10,152,548, $30,147,304, and
      $21,597,688, respectively, of goodwill
      amortization)                                                        13,062,229      16,756,170     43,167,728     38,954,077
   Purchased in-process research and development                                  --              --             --         700,000
   Restructuring                                                                  --              --      10,650,000           --
                                                                        -------------    ------------   ------------   ------------
      Total operating expenses                                             16,847,554      28,484,790     71,883,148     69,954,707
                                                                           ----------      ----------     ----------     ----------
Operating loss                                                           (16,157,194)    (27,515,088)   (69,972,828)   (67,756,466)
                                                                         ------------    ------------   ------------   ------------
Interest income (expense):
   Interest income                                                            624,162       1,759,468      2,686,143      5,872,162
   Interest expense                                                         (111,189)        (42,277)      (214,365)      (104,761)
                                                                            ---------        --------      ---------      ---------
      Net interest income                                                     512,973       1,717,191      2,471,778      5,767,401
                                                                              -------       ---------      ---------      ---------
Loss before income taxes                                                 (15,644,221)    (25,797,897)   (67,501,050)   (61,989,065)
Income tax benefit                                                               --              --             --           66,225
                                                                      ---------------  -------------- --------------  -------------
Net loss                                                                $(15,644,221)   $(25,797,897)  $(67,501,050)  $(61,922,840)
                                                                        =============   =============  =============  =============
Net loss per common share--basic and diluted                                  $(0.54)         $(0.89)       $ (2.33)        $(2.21)
                                                                              =======         =======      =========        =======
Weighted average common shares outstanding--basic
and diluted                                                                29,072,407      28,959,928     28,942,078     28,063,927
                                                                           ==========      ==========     ==========     ==========



   The accompanying notes are an integral part of these financial statements.

                                 SciQuest, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                        Nine Months Ended
                                                                                        -----------------
                                                                                          September 30,
                                                                                          --------------
                                                                                        2001            2000
                                                                                     ----------      ----------

Cash flows from operating activities

    Net loss                                                                      $(67,501,050)    $(61,922,840)
    Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                 37,504,391       26,282,393
       Bad debt expense                                                                    --            185,514
       Non-cash buyer incentive warrants                                                 17,058             --
       Purchased in-process research and development                                       --            700,000
       Deferred tax benefit                                                                --           (66,225)
       Amortization of deferred compensation                                          1,401,162        4,187,989
       Amortization of deferred customer acquisition costs                              430,797      (2,555,417)
       Amortization of discount on investments                                         (15,625)        (399,640)
       Loss from disposal of fixed assets                                                69,317             --
       Write-down of long-lived assets related to restructuring                       7,111,206             --
       Changes in operating assets and liabilities:
          Accounts receivable                                                        12,615,174     (18,967,327)
          Prepaid expenses and other assets                                             296,630        (895,359)
          Other long-term assets                                                      2,117,711             --
          Accounts payable                                                          (5,652,940)        9,070,053
          Accrued liabilities                                                       (1,606,812)        1,493,416
          Deferred revenue                                                              393,167        (812,086)
                                                                                        -------        ---------
              Net cash used in operating activities                                (12,819,814)     (43,699,529)
                                                                                   ------------     ------------
Cash flows from investing activities

    Purchase of property and equipment and capitalized software                     (6,257,105)     (10,788,331)
    Proceeds from sale of equipment                                                      81,913             --
    Cash received from acquisitions                                                        --            529,865
    Cash paid for acquisitions                                                             --        (2,935,268)
    Maturity of investments                                                          49,381,738       35,966,315
    Purchase of investments, including restricted cash                              (1,442,048)     (53,689,447)
                                                                                    -----------     ------------
              Net cash provided by (used in)  investing activities                   41,764,497     (30,916,866)
                                                                                    -----------     ------------
Cash flows from financing activities

    Repayment of capital lease obligations                                            (743,427)        (685,249)
    Proceeds from exercise of common stock warrants and options                          36,282          928,121
    Proceeds from sale of restricted common stock                                          --            339,750
    Proceeds from issuance of common stock under employee stock purchase plan           127,583                0
    Purchase of treasury stock                                                        (281,088)             --
                                                                                      ---------       ----------
              Net cash provided by (used in)  financing activities                    (860,650)          582,622
                                                                                      ---------          -------
Effect of exchange rate changes on cash and cash equivalents                            (3,539)             --
                                                                                        -------     ------------
Net increase (decrease) in cash and cash equivalents                                 28,080,494     (74,033,773)
Cash and cash equivalents at beginning of period                                     20,162,831       98,126,414
                                                                                     ----------     ------------
Cash and cash equivalents at end of period                                         $ 48,243,325     $ 24,092,641
                                                                                   ============     ============




   The accompanying notes are an integral part of these financial statements.

                                 SciQuest, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   The Company

       SciQuest, Inc. ("SciQuest" or the "Company"), which began operations in 1995, is a technology and solutions company that provides integrated e-commerce and research asset management solutions for research enterprises and their supply chain partners worldwide. SciQuest develops and sells software that improves the efficiency of research scientists in pharmaceutical, biotechnology and chemical companies. SciQuest software helps scientists and their support staff find, order and manage scientific supplies, such as chemicals, testing materials and proprietary compounds. SciQuest generates revenues from scientific organizations by charging license, subscription and maintenance fees for the use of its technology. SciQuest also offers professional services related to these solutions, for activities such as project implementation and training. In addition, SciQuest receives revenue from scientific supply manufacturers for converting their paper catalogs into an electronic format, enhancing or enriching the data and distributing the information as directed by the suppliers.

       Historically, the Company has also earned revenues from e-commerce transactions generated by purchases made through the SciQuest web sites. In addition, SciQuest, Inc. has historically earned revenue for advertising on its web sites and advertising in the printed catalogue of scientific products (the "Source Book"), which is prepared and distributed by the Company's subsidiary, BioSupplyNet, Inc. ("BioSupplyNet") and on commissions received for the auction of used scientific equipment by the Company's subsidiary, Internet Auctioneers International, Inc. ("IAI"). In October 2000, it was determined that the BioSupplyNet and IAI operations would be eliminated. Following the decision to eliminate BioSupplyNet operations, the Company determined it would continue to print the Source Book annually. Accordingly, the Company anticipates it will continue to earn advertising revenue from the Source Book, primarily all of which has historically been recognized, and is expected to continue to be recognized, in the second quarter of each fiscal year. The Company also recognizes revenues from its subsidiary, EMAX Solution Partners, Inc. ("EMAX"), which provides customized electronic research solutions designed to integrate chemical information systems to improve productivity and compliance for pharmaceutical, scientific and research companies.

2.   Summary of Significant Accounting Policies

Unaudited Interim Financial Information

       The unaudited interim consolidated financial statements as of and for the three and nine months ended September 30, 2001 and September 30, 2000 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments necessary to present fairly the consolidated balance sheets, statements of operations and statements of cash flows for the periods presented in accordance with generally accepted accounting principles. The consolidated balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date. Certain information and footnote disclosures have been omitted in accordance with the rules and regulations of the SEC. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2000 included in the Company's Form 10-K, filed with the SEC on April 2, 2001. The results of operations for the three months and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

Principles of Consolidation

       The consolidated financial statements include the accounts of SciQuest and its wholly-owned subsidiaries, BioSupplyNet, Inc., Internet Auctioneers International, Inc., Intralogix, Inc. ( "Intralogix "), SciCentral, Inc. ( "SciCentral "), EMAX Solution Partners, Inc., and SciQuest Europe Limited. All significant inter-company accounts and transactions have been eliminated.

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

Restricted Cash

       At September 30, 2001, restricted cash of $500,000 and $780,000 included in cash and cash equivalents and short-term investments, respectively, is comprised of certificates of deposit which serve as collateral for the Company's lease commitments and officer loans guaranteed by the Company. At December 31, 2000, these amounts were included in cash and cash equivalents and long-term investments, respectively.

Accounts Receivable

       The Company bears all risk of loss on credit sales of scientific products in e-commerce transactions. Accounts receivable is presented net of an allowance for doubtful accounts.

Property and Equipment

       Property and equipment is primarily comprised of furniture and computer equipment which are recorded at cost and depreciated using the straight-line method over their estimated useful lives which are usually seven years and three to five years for furniture and computer software and equipment, respectively. Property and equipment includes certain equipment under capital leases. These items are depreciated over the shorter of the lease period or the estimated useful life of the equipment. The related depreciation expense, included in total operating expenses, was approximately $719,000 and $2,839,000 for the three and nine months ended September 30, 2001, respectively.

Development Costs

       Development costs include expenses incurred by the Company to develop, enhance, manage, monitor and operate the Company's web sites and costs of managing and integrating data on the Company's web sites and developing software to be licensed. The Company capitalizes certain development costs of internal use software associated with the development of the Company's web sites and internal applications and amortizes these costs to development expense over the useful life of the related applications, which generally ranges from three months to one year. The related amortization expense, included in total operating expenses, was approximately $493,000 and $2,556,000 for the three and nine months ended September 30, 2001, respectively.

Capitalized Software Costs

       Software development costs related to software products sold to customers are required to be capitalized beginning when a product's technological feasibility has been established and ending when a product is available for general release to customers. Capitalized software costs result from the acquisitions of EMAX and BioSupplyNet as determined by valuations prepared by management and from developing standardized versions of software products for sale. Capitalized software costs are typically amortized over a period of three years. The related amortization expense, included in cost of revenues, was approximately $691,000 and $1,919,000 for the three and nine months ended September 30, 2001, respectively.

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

Fair Value of Financial Instruments

       The carrying value of cash and cash equivalents, accounts payable and accounts receivable at September 30, 2001 and December 31, 2000 approximated their fair value due to the short-term nature of these items. The Company considers its short-term and long-term investments to be held-to-maturity, and therefore these investments are carried at amortized cost.

Impairment of Long-Lived Assets

       The Company evaluates the recoverability of its property and equipment and intangible assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121"). SFAS No. 121 requires long-lived assets to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment is recognized in the event that the net book value of an asset exceeds the future undiscounted cash flows attributable to such asset or the business to which such asset relates. No impairments were required to be recognized during the three month and nine month periods ended September 30, 2000. As part of the restructuring plan during the three months ended June 30, 2001, an impairment of approximately $7 million of long-lived assets was recognized related to the elimination of unprofitable business lines. In addition, as part of the restructuring plan during the year ended December 31, 2000, an impairment of approximately $768,000 of long-lived assets was recognized related to the elimination of unprofitable business lines. (See Note 5.)

       If the Company's market capitalization is consistently lower than the carrying value of recorded net assets, an impairment analysis may be required.

Revenue Recognition

       SciQuest generates revenues from scientific organizations by charging license, subscription and maintenance fees for the use of its technology. SciQuest also offers professional services related to these solutions, for activities such as project implementation and training. In addition, SciQuest receives revenue from scientific supply manufacturers for converting their paper catalogs into an electronic format, enhancing or enriching the data and distributing the information as directed by the suppliers. Until recently, the Company earned much of its revenues from the sale of scientific products (and scientific equipment beginning in June 2000) through its e-commerce web sites. The Company is in the process of discontinuing order processing services and expects such transaction revenues to be minimal in the future. Prior to April 1999, the Company's revenues were primarily derived from advertising on its web sites. With the acquisition of EMAX in March 2000, the Company began deriving revenues from custom software development and implementation services, from sales of software licenses, and from support and maintenance contracts.

       Prior to May 1, 2001, the Company took legal title to the products that were purchased from its suppliers and that, in turn, were sold to its customers in e-commerce transactions. Therefore, through April 2001, revenues received from the sale of scientific products in e-commerce transactions and from the sale of scientific equipment were recorded as product revenues on a gross basis and were recognized by the Company upon delivery to the customer. As of May 1, 2001, the Company no longer took legal title to these products. Instead, the Company has acted as an agent on behalf of the customer, and title has passed directly from the supplier to the customer.

       Since the Company has acted as an agent for the customer and not as the primary obligor in the transaction for orders after May 1, 2001, the Company no longer records sales of scientific products and scientific equipment in e-commerce transactions on a gross basis. For each sale, the Company recognizes revenue in the amount of the net commission that it earns for processing the transaction and/or payment for services. As a result of this change in the method of reporting revenue, much lower revenues from e-commerce transactions are being recorded; however, the calculation of gross profit dollars from e-commerce transactions remains the same, although the gross margin as a percentage of related net revenue increases.

       As a result, revenues of $443,000 for the third quarter of 2001 were comprised of orders taken prior to May 1, 2001, totaling $283,000, which were recorded on a gross basis and $160,000 representing the commissions earned on transactions processed after May 1, 2001. The total value of the underlying scientific products sold in transactions processed during the third quarter of 2001 was $4.8 million. This is compared to $9.2 million of sales of scientific products and $8.7 million of scientific equipment during the three months ended September 30, 2000. There were no sales of scientific equipment in 2001.

       During the second and third quarters of 2001, the Company began to phase out order processing services provided to customers. This significantly reduced the level of e-commerce transaction volume during such periods.

       Advertising revenues are recognized ratably over the period in which the advertisement is displayed, provided that the Company has no significant remaining obligations to the advertiser and that collection of the resulting receivable is probable. Revenues from advertising included in the Source Book are recognized at the date the Source Book is published and distributed to the purchasers of scientific products as the Company has met all of its obligations to the advertisers at that date. Source Book revenue is included in license fees and other professional services.

       During the second quarter of 2001, the Company began generating revenues by charging license, subscription and maintenance fees for the use of its technology and by charging scientific supply manufacturers for data conversion and maintenance services. The related revenues for access to the technology and supplier data conversion and maintenance services are recognized ratably over the period of the agreements.

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

Cost of Revenues

       Through April 2001, cost of e-commerce revenues represents the purchase price to the Company of the scientific products sold through its e-commerce web sites and of scientific equipment, shipping and handling fees and the cost of maintaining such web sites. Historically, the Company has generally taken legal title to the scientific products and equipment purchased at the date of shipment and relinquished title to its customers upon delivery. Effective May 1, 2001, the Company discontinued taking legal title to these products and began recording revenue on a net basis, as a commission, resulting in negligible costs being recorded for e-commerce revenues.

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

Deferred Customer Acquisition Costs

       Deferred customer acquisition costs relate to common stock warrants given to several key suppliers and buyers of scientific products. The amount of deferred customer acquisition costs is adjusted each reporting period based on changes in the fair value of the warrants until such date the warrants are fully vested and non-forfeitable. Deferred customer acquisition costs will be amortized as a non-cash charge to sales and marketing expense over the term of the related contractual relationship using a cumulative catch-up method. The terms of the contractual relationships range from three to five years. Deferred customer acquisition costs are presented net of accumulated amortization.

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

Comprehensive Income (Loss)

       The Company's only item of other comprehensive income during the three and nine months ended September 30, 2001 and 2000 was the foreign currency translation adjustment.

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

Net Income (Loss) Per Common Share

       Basic net income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants and shares issuable upon conversion of Class B common stock and convertible preferred stock. The calculation of the net loss per share available to common stockholders for the three months and nine months ended September 30, 2001 and 2000 does not include any potential shares of common stock equivalents, as their impact would be anti-dilutive.

       In September 2001, the Board of Directors authorized a stock repurchase program. The program authorizes the Company to purchase up to $5 million of common stock over the next twelve months from time to time in the open market or in privately negotiated transactions depending on market conditions. As of September 30, 2001, the Company had purchased and placed in treasury, at cost, 304,000 shares of its common stock.

Reclassifications

       Certain prior period amounts have been reclassified to conform with the current period presentation.

Recent Accounting Pronouncements

       In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, "Business Combinations," ( "SFAS No. 141 "). SFAS No. 141 supersedes APB Opinion No. 16, "Business Combinations," and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS No. 141 requires: 1) that all business combinations be accounted for by the purchase method, thereby eliminating the pooling method, 2) that assets (including intangible assets) be recognized and valued apart from goodwill, and 3) that additional disclosures be made regarding business combinations and the resulting allocation of purchase price. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001 and to all purchase method acquisitions dated on or after July 1, 2001. The Company's adoption of SFAS No. 141 will not have a material impact on the consolidated financial position or results of operations.

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

       In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144"). SFAS No. 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," ("SFAS No. 121") and APB 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," ("APB No. 30").

       In summary, SFAS No. 144, retains the fundamental recognition and measurement provision of SFAS No. 121, however, establishes a "primary-asset" approach to determine the cash flow estimation period for a group of assets and liabilities. In addition, SFAS No. 144 retains the basic provisions of APB No. 30, but broadens the presentation to include a component of an entity. In addition, discontinued operations are no longer measured on a net realizable value basis and future operating losses are no longer recognized before they occur. Rather, they are carried at the lower of its carrying amount or fair value less cost to sell.

       The provisions of SFAS No. 144 are required to be applied to fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 is not expected to have any impact on the Company's financial statements or results of operations.

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

       Of the total purchase price of Intralogix, $600,000 was allocated to the web site developed and operated by Intralogix and approximately $1,589,000 was allocated to goodwill, which represents the excess of the purchase price over the fair value of assets acquired less liabilities assumed. Prior to June 30, 2001, goodwill related to this acquisition was being amortized over a period of three years. An immaterial amount of purchase price was allocated to the tangible assets of Intralogix. In June 2001, as a result of an announced restructuring plan to eliminate certain unprofitable business lines, the assets of Intralogix were considered impaired and accordingly included in the restructuring charge. (See Note 5.)

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

       Of the total purchase price of SciCentral, approximately $2,372,000 was allocated to goodwill, which represents the excess of purchase price over the fair value of the assets acquired less the liabilities assumed. Prior to June 30, 2001, goodwill related to this acquisition was being amortized over a period of three years. In June 2001, as a result of an announced restructuring plan to eliminate certain unprofitable business lines, the assets of SciCentral were considered impaired and accordingly included in the restructuring charge. (See
Note 5.)

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

       The $700,000 in 2000 of IPR&D was based on a valuation prepared by management and relates to software development projects that had not yet reached technological feasibility and had no alternative future use at the date of the acquisition of EMAX.

       In addition, the Company granted to EMAX employees a total of 113,980 SciQuest, Inc. stock options, pursuant to the SciQuest, Inc. 1999 Stock Incentive Plan. These options were granted at an exercise price that was less than the fair value of the Company's stock on the date of grant. In connection with the grant of these options, the Company recorded $5,180,000 of deferred compensation, which is being amortized in accordance with the vesting schedule of the related options.

4.   Business Segment Data

       As a result of the acquisition of EMAX, the Company operates in two business segments--e-commerce transactions and license fees and other professional services (including advertising derived from the Source Book). Substantially all operations are in the United States.

                                                           Three Months Ended September 30, 2001
                                                -----------------------------------------------------
                                                                     License Fees
                                                                     ------------
                                                                      and Other
                                                                      ---------
                                                                     Professional
                                                                     ------------
                                                E-commerce           Services          Consolidated
                                                --------------       --------------    --------------
       Total assets ............................   $ 59,298,884        $  70,521,946     $ 129,820,830
                                                   ============        =============     =============
       Revenues--external customers ............   $    443,313        $   1,776,491     $   2,219,804
       Operating loss ..........................   $(5,035,218)        $(11,121,976)     $(16,157,194)
       Interest income, net ....................                                               512,973
                                                                                               -------
       Loss before income taxes ................                                         $(15,644,221)
                                                                                         =============

                                                           Three Months Ended September 30, 2000
                                                           -------------------------------------
                                                                     License Fees
                                                                     ------------
                                                                      and Other
                                                                      ---------
                                                                     Professional
                                                                     ------------
                                                E-commerce           Services          Consolidated
                                                --------------       --------------    --------------

       Total assets ............................   $ 129,029,706       $ 106,660,782     $ 235,690,488
                                                   =============       =============     =============
       Revenues--external customers ............   $  17,881,478       $   1,809,100     $  19,690,578
       Operating loss ..........................   $(16,048,559)       $(11,466,529)     $(27,515,088)
       Interest income, net ....................                                             1,717,191
                                                                                             ---------
       Loss before income taxes ................                                         $(27,797,897)
                                                                                         =============

                                                             Nine Months Ended September 30, 2001
                                                             ------------------------------------
                                                                     License Fees
                                                                     ------------
                                                                      and Other
                                                                      ---------
                                                                     Professional
                                                                     ------------
                                                E-commerce           Services          Consolidated
                                                --------------       --------------    --------------
       Total assets ............................   $  59,298,884       $  70,521,946     $ 129,820,830
                                                   =============       =============     =============
       Revenues--external customers ............   $  16,193,219       $   4,724,055     $  20,917,274
       Operating loss ..........................   $(34,428,578)       $(35,544,250)     $(69,972,828)
       Interest income, net ....................                                             2,471,778
                                                                                             ---------
       Loss before income taxes ................                                         $(67,501,050)
                                                                                         =============


                                                             Nine Months Ended September 30, 2000
                                                             ------------------------------------
                                                                     License Fees
                                                                     ------------
                                                                      and Other
                                                                      ---------
                                                                     Professional
                                                                     ------------
                                                E-commerce           Services          Consolidated
                                                --------------       --------------    --------------
       Total assets ............................   $ 129,029,706       $106,660,782      $ 235,690,488
                                                   =============       ============       ============
       Revenues--external customers ............      33,472,854          4,145,295         37,618,149
       Operating loss ..........................    (41,377,075)       (26,379,391)       (67,756,466)
       Interest income, net ....................                                             5,767,401
                                                                                             ---------
       Loss before income taxes ................                                         $(61,989,065)
                                                                                         =============

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

       Per SEC Staff Accounting Bulletin 100 and Emerging Issues Task Force Issue No. 94-3, the following table summarizes information about the Company's restructuring plan:

                                                                        Impairment         Remaining
                                                                        ----------         ---------
                                                                         Expenses        Liability at
                                                                         --------        ------------
                                                     Restructuring      and Charges      September 30,
                                                     -------------      -----------      -------------
                                                         Plan          to Liability           2001
                                                         ----          ------------           ----
Number of employees ..............................               108              73                35
                                                                 ===              ==                ==
Involuntary termination benefits .................       $ 1,630,293      $1,018,647         $ 611,646
Other costs and lease obligations ................         1,917,393         293,158         1,624,235
Write-down of net assets of business lines to be
   eliminated ....................................         7,102,314       7,102,314                 0
                                                         -----------      ----------        ----------
Total ............................................       $10,650,000      $8,414,119        $2,235,881
                                                         ===========      ==========        ==========

6.   Strategic Relationships

       In October, November, and December 1999, the Company entered into strategic relationships with a number of key suppliers and buyers of scientific products. As a part of these arrangements, the Company issued to these companies 5,035,180 warrants to purchase the Company's common stock at an exercise price of $0.01 per share of which 3,732,112 warrants are issued and outstanding at September 30, 2001. At September 30, 2001 and December 31, 2000, the Company has total deferred customer acquisition costs of $4,962,741 and $6,583,286, respectively, with accumulated amortization of $1,964,850 and $1,734,051 through September 30, 2001 and December 31, 2001, respectively, related to these warrants. In the event that the Company commits to issue additional warrants to purchase its common stock as more strategic relationships are formed, the Company will be required to record additional deferred customer acquisition costs equal to the fair value of the warrants on the date of issuance. The amount of deferred customer acquisition costs will be adjusted in future reporting periods based on changes in the fair value of the warrants until such date as the warrants are fully vested and non-forfeitable. Deferred customer acquisition costs will be amortized to operating expense over the term of the related contractual relationship, which in the case of the buyer agreements is three years and in the case of the supplier agreements is four or five years, using a cumulative catch-up method. The Company recognized $31,901 and $430,797 in stock based non-cash customer acquisition expense during the three and nine months ended September 30, 2001, respectively, related to the amortization of these deferred customer acquisition costs. These amounts include $0 and $200,000 of amortization of prepaid customer acquisition fees for the three and nine months ended September 30, 2001, respectively. The Company recognized $1.0 million and $2.6 million in stock based non-cash customer acquisition net benefit during the three and nine months ended September 30, 2000, respectively, related to the amortization of these deferred customer acquisition costs. These amounts include $100,000 and $300,000 of amortization of prepaid customer acquisition fees for the three and nine months ended September 30, 2000, respectively.

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

       Based on the purchasing volume during the year ended December 31, 2000, incentive warrants to purchase approximately 58,000 shares of common stock were issued on February 15, 2001, resulting in a non-cash charge to revenue and the recognition of additional paid-in capital of approximately $52,000 representing the estimated fair value of the warrants determined by using the Black Scholes valuation model at the issuance date. Until such date as they are non-forfeitable, the value of these incentive warrants will be adjusted to their estimated fair value at each balance sheet date with the adjustment being charged to operating expense. For the three and nine months ending September 30, 2001, this adjustment resulted in a benefit of approximately $5,000 and $41,000, respectively.

       Beginning January 1, 2001, the Company began accounting for incentive warrants pursuant to EITF Issue 00-22, "Accounting for "Points" and Other Time- or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future." Under the consensus in Issue 00-22, the Company estimates the number of incentive warrants that customers will ultimately earn, factoring in returns, if it can be reasonably estimated. Each revenue transaction with customers that earn incentive warrants is reduced by an applicable non-cash incentive cost rate. Changes to estimates of the ultimate incentive cost will be recognized by using a cumulative catch-up adjustment at each balance sheet date and by reducing future revenues, based on a revised non-cash incentive cost rate. For the three and nine months ended September 30, 2001, the non-cash charge (benefit) for estimated incentive warrants related to 2001 volume was approximately ($400) and $5,500, respectively.

7. Legal Proceeding

       On September 10, 2001, the Company was named as a defendant in a purported class action lawsuit filed in the United States District Court, Southern District of New York. The lawsuit is captioned Patricia Figuerido and Robert Wallace v. Sciquest.com, Inc., et al. No. 01 CV 8467. The case has been consolidated for pretrial purposes with over 100 other lawsuits filed against other issuers, their officers, and underwriters of their initial public offerings under the caption In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS). The case includes claims against the Company, three of its officers, and seven investment banking firms who either served as underwriters, or are the successors in interest to underwriters, of the company's initial public offering. The complaint alleges that the prospectus used in the Company's initial public offering contained material misstatements or omissions regarding the underwriters' activities in connection with the initial public offering. The court has adjourned defendants' time to answer or respond to all complaints in the consolidated proceedings until further order of the court.

       During 2001, a customer filed an action seeking a declaratory judgment that its license entitled it to permit non-customer employees to use the Company's licensed software. In addition, the complaint alleges breach by the Company of an agreement pursuant to which the Company was to upgrade the software to a newer version. The complaint seeks damages alleged to exceed $1,000,000. The litigation arises out of the Company's discovery that the customer had permitted non-customer employees to use the software. After attempts proved unsuccessful to amicably resolve the dispute, the Company suspended work on the upgrade and the customer failed to pay for the work performed. The Company's answer to the complaint is due on December 2, 2001. The Company intends to vigorously defend the action and to assert its counterclaims seeking damages for copyright infringement and breach of contract and to recover the amounts due for work previously billed, but unpaid.

       It is too early in each matter to reasonably predict the probability of the outcome or to estimate a range of possible losses. Future losses may have a material adverse effect on the Company's consolidated financial position, liquidity or consolidated results of operations.

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

       o future revenues from sales of software licenses and fees from implementations;

       o      expansion of our product and service offerings;

       o      future sources of revenues;

       o      future gross profit;

       o      future development expenses;

       o      future sales and marketing expenses;

       o      future general and administrative expenses;

       o      future stock-based customer acquisition costs;

       o      operating expenses;

       o      future interest income;

       o      future cash flows;

       o      operating losses;

       o      the effect of changes in our revenue recognition policies;

       o      the timing of loading data into our e-commerce marketplace;

       o      the length of our sales cycle;

       o      our international expansion;

       o      the effects of our restructuring program; and

       o      the adequacy of our existing liquidity and capital resources.


       You should be aware that these statements are subject to known and unknown risks, uncertainties and other factors, including those discussed in the section entitled "Factors That May Affect Future Results," that could cause the actual results to differ materially from those suggested by the forward-looking statements.

Overview

       SciQuest is a technology and solutions company that provides integrated e-commerce and research asset management solutions for research enterprises and their supply chain partners worldwide. Its domain expertise, proven technologies and professional services capabilities uniquely position SciQuest to make e-solutions work for science. The Company's platform and solutions can be utilized independently or integrated with leading software, automation equipment and supplier systems to enhance innovation, reduce costs, and improve operational effectiveness for scientific organizations worldwide.

       We were incorporated in November 1995 and commenced operations in January 1996. During 1996, we focused on developing our business model and the required technology. We did not begin to recognize any revenues until 1997.

       In October, November and December 1999, we entered into strategic relationships with a number of key suppliers and buyers of scientific products, whereby we issued to these suppliers and buyers warrants to purchase the Company's common stock at an exercise price of $0.01 per share. These warrants will vest over a period of three to five years and will be exercisable until 2004. At September 30, 2001, warrants to acquire 3,732,112 shares of common stock were outstanding.

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

       We have recorded net deferred customer acquisition costs of approximately $3.0 million at September 30, 2001, related to these outstanding warrants, which is included as a separate component of stockholders' equity. Deferred customer acquisition costs are determined based on the difference between the closing trading price of our common stock and the $0.01 exercise price of the stock warrants, which approximates the value as determined by the Black Scholes option pricing model. The amount of deferred customer acquisition costs recognized for all of the warrants issued to our key suppliers and buyers is adjusted each reporting period based on changes in the fair value of the warrants until such date as the warrants are fully vested and non-forfeitable. Deferred customer acquisition costs will be amortized to operating expense, using a cumulative catch-up method, over the term of the related contractual relationship. We recorded net expense from stock-based customer acquisition costs of $30,000 and $0.4 million for the three and nine months ended September 30, 2001, respectively, and net benefits of $1.0 million and $2.6 million for the three and nine months ended September 30, 2000, respectively. These amounts include $0 and $200,000 of amortization of prepaid customer acquisition fees for the three and nine months ended September 30, 2001 and $100,000 and $300,000 for the three and nine months ended September 30, 2000, respectively.

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

       Beginning January 1, 2001, we began accounting for incentive warrants pursuant to EITF Issue 00-22, "Accounting for "Points" and Other Time- or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future." Under the consensus in Issue 00-22, we estimate the number of incentive warrants that customers will ultimately earn, factoring in returns, if it can be reasonably estimated. Each revenue transaction with customers that earn incentive warrants will be reduced by an applicable non-cash incentive cost rate. Changes to estimates of the ultimate incentive cost will be recognized by using a cumulative catch-up adjustment at each balance sheet date and by reducing future revenues, based on a revised non-cash incentive cost rate.

       As part of a restructuring program announced in November 2000, we reduced our workforce by approximately 10%. In connection with this reduction, we recorded a charge of approximately $2.2 million in the fourth quarter of 2000 related to separation benefits paid to those affected employees and the write-down of assets related to unprofitable business lines. In the first and second quarters of 2001, we further reduced the number of full-time employees by approximately 100 and 130 people, respectively. The second quarter reduction was part of a restructuring program announced in June 2001, which included charges of approximately $1.6 million for separation benefits to those affected employees, $7.1 million of assets and approximately $2.0 million of other costs and lease obligations relating to the unprofitable business lines to be eliminated. As a result, we expect to reduce our operating expenses and improve our cash flow from operations throughout the remainder of 2001.

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

       SciQuest generates revenues from scientific organizations by charging license, subscription and maintenance fees for the use of its technology. SciQuest also offers professional services related to these solutions, for activities such as project implementation and training. In addition, SciQuest receives revenue from scientific supply manufacturers for converting their paper catalogs into an electronic format, enhancing or enriching the data and distributing the information as directed by the suppliers.

       Revenues consist of (1) sales of software licenses and fees for implementation, customization and maintenance services related to these software licenses, (2) sales of scientific products in e-commerce transactions originating on our web sites, (3) sales of scientific equipment, (4) advertising revenues from our web sites, (5) advertising revenues from the Source Book, and
(6) commissions received from the auction of used scientific equipment. Prior to the launch of our e-commerce marketplace in April 1999, substantially all of our revenues were derived from advertising on our web sites. Revenues from e-commerce transactions became a significant source of our revenues in the third quarter of 1999. Sales of scientific equipment were a significant source of revenues in the second and third quarters of 2000 as we sought to introduce new pharmaceutical, clinical, biotechnology, chemical, industrial and educational organizations to our marketplace. Transactions involving the sale of scientific equipment typically have significantly higher gross sales prices, on a per-transaction basis, and lower gross margins than do transactions for scientific products in e-commerce transactions originating on our web sites. During the second and third quarters of 2001, we began the process of discontinuing our order processing services. This significantly reduced the level of e-commerce transactions during said periods. In connection with this restructuring, we expect that sales of software licenses and fees for implementation, customization and maintenance services related to these software licenses will be the primary source of revenues in future periods.

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

       Advertising revenues are recognized ratably over the period in which the advertisement is displayed. Revenues from advertising included in the Source Book are recognized at the date the Source Book is published and distributed, which historically has been in the second quarter of the fiscal year.

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

Change in Business Procedure Affecting Revenue Reporting

       Prior to May 1, 2001, we took legal title to the products that we purchased from our suppliers and that, in turn, were sold to our customers in e-commerce transactions. Beginning May 1, 2001, we no longer take legal title to these products. Instead, we now act as an agent on behalf of the customer, and title will pass directly from the supplier to the customer. We expect this change will allow us to reduce or eliminate some of our general and administrative expenses, such as product insurance, regulatory compliance, sales tax filings and other related order processing costs. We will continue to be responsible for the collection of the receivable and to bear the resulting credit risk.

       Since we act as an agent for the customer and not as the primary obligor in the transaction for orders after May 1, 2001, we no longer record sales of scientific products and scientific equipment in e-commerce transactions on a gross basis. For each sale, we will recognize revenue in the amount of the net commission that we earn for processing the transaction and/or payment for services. As a result of this change in our method of reporting revenue, we expect to record much lower gross revenues from e-commerce transactions in the future; however, we do not expect our gross profit from e-commerce transactions to be materially affected although our gross margin as a percentage of related net revenue will increase.

       During the second and third quarters of 2001, we began the process of discontinuing our order processing services to our customers. This significantly reduced the level of e-commerce transactions during said periods.

Three Months Ended September 30, 2001 and 2000

    Revenues

       Revenues for the quarter ended September 30, 2001 and 2000 have been derived primarily from the sale of licenses to our software products and the implementation and customization of our software products and from the sale of scientific products and scientific equipment in e-commerce transactions.

       E-commerce revenues decreased to $443,000 for the three months ended September 30, 2001 from $17.9 million for the three months ended September 30, 2000. As we previously discussed, we began ceasing to provide order processing services to our customers during the second and third quarters, which significantly reduced the volume of e-commerce transactions. In addition, effective May 1, 2001, we discontinued taking legal title to products we purchase from our suppliers and, in turn, sell to our customer. As a result, for products sold after May 1, 2001, we record revenue as the net commission that we earn for processing the transaction. Therefore, revenues for the third quarter of 2001 were comprised of transactions for orders placed prior to May 1, 2001, totaling $283,000, which were recorded on a gross basis, and $160,000 representing the commissions earned on transactions for orders placed after May 1, 2001. The total value of the underlying scientific products sold in transactions processed during the third quarter of 2001 was $4.8 million. This is compared to $9.2 million of sales of scientific products and $8.7 million of scientific equipment during the three months ended September 30, 2000. There have been no sales of scientific equipment in 2001.

       This decrease in overall e-commerce revenue is primarily the result of our efforts to migrate from providing customers with outsourced purchasing services to purchasing our software solutions.

       During each of the three month periods ended September 30, 2001 and 2000, we recognized $1.8 million of revenue from fees from licenses and other professional services.

       During the three months ended September 30, 2001, three customers accounted for 39%, 11%, and 10%, respectively, of gross transactions. There can be no assurance that these customers will continue to purchase at these levels.

    Cost of Revenues

       Cost of revenues related to transactions for orders placed prior to May 1, 2001 primarily consists of the purchase price of scientific products sold in e-commerce transactions and related shipping costs for these products.

Cost of license fees and other professional services primarily consist of personnel costs for employees who work directly on the development and implementation of customized electronic research solutions and who provide maintenance to customers, and also consists of the amortization of capitalized software development costs.

       Cost of e-commerce revenues decreased to $273,000 for the three months ended September 30, 2001 from $17.6 million for the three months ended September 30, 2000. This decrease resulted from our migration away from providing order processing services and because we stopped taking legal title to products sold as of May 1, 2001. The cost of products related to sales for which we did not take title was $4.0 million. The cost of scientific products was $9.0 million for the three months ended September 30, 2000, respectively. Cost of scientific equipment for the three months ended September 30, 2000 was $8.5 million. There have been no sales of scientific equipment in 2001.

       In addition, cost of revenues for license fees and other professional services for the three months ended September 30, 2001 and 2000 was $1.3 million and $1.2 million, respectively, of which $0.7 million and $0.5 million, respectively, related to the amortization of capitalized software development costs.

       Gross Profit

       Gross profit was approximately $0.7 and $1.0 million for the three months ended September 30, 2001 and 2000, respectively. Gross profit on the sale of scientific products was $170,000 and $310,000, which represented approximately 38.4% and 1.7%, for the three months ended September 30, 2001 and 2000, respectively. This increase in the gross margin percentage resulted, in part, because we stopped taking legal title to products sold after May 1, 2001. This had the effect of increasing the gross profit percentage for the period, without any effect on the gross profit dollars. The gross profit percentage on all products sold would have been 3.8% and 1.7% for the three months ended September 30, 2001 and 2000, had we continued taking legal title to products sold.

       Gross profit from licenses and professional fees was $520,000 and $660,000, for the three months ended September 30, 2001 and 2000, respectively.

    Operating Expenses

       Development Expenses. Development expenses consist primarily of personnel and related costs to develop, operate and maintain our web sites, aggregate data and the amortization of capitalized development costs. Development costs decreased to $2.2 million for the three months ended September 30, 2001 from $3.6 million for the three months ended September 30, 2000. This decrease resulted from decreased expenses required to develop our e-commerce fulfillment system and list suppliers' products on our web sites. During the second and third quarters of 2001, we reduced our development costs related to our e-commerce business as we focused on selling software and services. During the three months ended September 30, 2001 and 2000, we capitalized approximately $0.9 million and $2.5 million, respectively, of certain costs related to software and web site development projects. We expect our development expenses to decrease during the remainder of 2001.

       Included in development cost is the amortization of non-cash stock-based employee compensation expense, which totaled $0.1 million and $0.1 million for the three months ending September 30, 2001 and 2000, respectively. This is primarily due to stock options that had been issued to employees with exercise prices less than fair value on the date of grant since December 31, 1999. Deferred compensation recorded due to the issuance of such stock options is charged to stock-based employee compensation expense over the vesting term of the options.

       Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, travel expenses, public relations expenses and marketing materials. Sales and marketing expenses decreased to $1.6 million for the three months ended September 30, 2001 from $8.2 million for the three months ended September 30, 2000. This decrease resulted primarily from reducing the number of sales and marketing personnel to market our products and services and from reducing advertising and promotion expenses for our e-commerce marketplace. Sales and marketing expenses for the three months ended September 30, 2001 and 2000 include $0.1 million and $0.2 million, respectively, of amortization of non-cash stock based employee compensation. Also included in sales and marketing expenses for the three months ended September 30, 2001 and 2000 is amortization expense (benefit) of non-cash stock based customer acquisition costs of $0.1 million and ($1.0) million, respectively.

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

     We expect our sales and marketing expenses, apart from the amortization of stock-based customer acquisition costs, to decrease during the remainder of 2001 due to the aforementioned reduction in the number of personnel in our sales and marketing departments.

     General and Administrative Expenses. General and administrative expenses consist primarily of personnel and related costs for our customer care department and general corporate functions, including finance, accounting, legal, human resources, investor relations, facilities, amortization of goodwill and non-cash stock based employee compensation. General and administrative expenses decreased to $13.1 million for the three months ended September 30, 2001 from $16.8 million for the three months ended September 30, 2000. The decrease in general and administrative expenses is primarily the result of reduced personnel in these functional areas. Amortization of goodwill resulting primarily from the acquisition of EMAX in March 2000 and other intangibles was $9.7 million and $10.2 million in 2001 and in 2000, respectively. General and administrative expenses also include a charge of $0.2 million and $0.6 million relating to non-cash stock based employee charges in the three months ended September 30, 2001 and 2000, respectively. General and administrative expenses before these non-cash charges decreased by $2.8 million primarily due to reduced personnel. We expect general and administrative expenses to decrease during the remainder of 2001, as we reduce our overhead costs and realize the savings impact of the previous reductions in personnel.

   Interest Income (Expense)

     Interest income (expense) consists of interest income earned on cash deposited in money market accounts and invested in short and long term U.S. Government obligations partially reduced by interest expense incurred on capital lease obligations. Net interest income decreased to $0.5 million for the three months ended September 30, 2001 from net interest income of $1.7 million for the three months ended September 30, 2000. This decrease resulted from our use of cash and investments to fund operations during 2000 and the first nine months of 2001. We expect interest income to decrease throughout 2001.

Nine Months Ended September 30, 2001 and 2000

    Revenues

     Revenues for the nine months ended September 30, 2001 and 2000 have been derived primarily from the sale of scientific products and scientific equipment in e-commerce transactions and from the sale of licenses to our software products and the implementation and customization of our software products.

     E-commerce revenues decreased to $16.2 million for the nine months ended September 30, 2001 from $33.5 million for the nine months ended September 30, 2000. As we previously discussed, effective May 1, 2001, we discontinued taking legal title to products we purchase from our suppliers and, in turn, sell to our customers. As a result, for products sold after May 1, 2001, we will record revenue as the net commission that we earn for processing the transaction. Therefore, revenues for the nine months ended September 30, 2001 were comprised of sales prior to May 1, 2001, totaling $15.9 million, which were recorded on a gross basis and commissions earned on transactions for orders placed after May 1, 2001 totaling $0.3 million. The total value of scientific product transactions processed during the nine months ended September 30, 2001 was $25.1 million. This is compared to $22.3 million of sales of scientific products and $11.2 million of scientific equipment during the nine months ended September 30, 2000. There have been no sales of scientific equipment in 2001.

       During the nine months ended September 30, 2001 and 2000, we recognized $4.7 million and $4.1 million, respectively, of revenue from fees from licenses and other professional services. This amount includes revenue related to advertising sold on BioSupplyNet Source Book of $660,000 and $770,000, respectively. Such revenue is recorded annually when the Source Book is published.

       During the nine months ended September 30, 2001, three customers accounted for 25%, 15%, and 10%, respectively, of gross transactions. There can be no assurance that these customers will continue to purchase at these levels.

    Cost of Revenues

       Cost of revenues related to transactions for orders placed prior to May 1, 2001, primarily consists of the purchase price of scientific products sold in e-commerce transactions and related shipping costs for these products. Cost of license fees and other professional services primarily consist of personnel costs for employees who work directly on the development and implementation of customized electronic research solutions and who provide maintenance to customers, and also consists of the amortization of capitalized software development costs. Cost of revenues relating to the BioSupplyNet Source Book consists primarily of printing, publishing and distribution of the Source Book.

       Cost of e-commerce revenues decreased to $15.4 million for the nine months ended September 30, 2001 from $32.8 million for the nine months ended September 30, 2000. This decrease resulted, in part, because we stopped taking legal title to products sold as of May 1, 2001 and due to the substantial reduction in e-commerce volume. The cost of products related to sales for which we did not take title was $8.9 million. Therefore, the cost of scientific products sold would have been $24.3 million (had we continued to take legal title to products sold) and $21.9 million for the nine months ended September 30, 2001 and 2000, respectively. Cost of scientific equipment for the nine months ended September 30, 2000 was $10.9 million. There were no sales of scientific equipment in 2001.

       In addition, cost of revenues for license fees and other professional services for the nine months ended September 30, 2001 and 2000 was $3.6 million and $2.6 million, respectively, of which $1.9 million and $1.0 million, respectively, related to the amortization of capitalized software development costs. Also included in the cost of revenue for license fees and other professional services are the costs related to the BioSupplyNet Source Book of $290,000 and $310,000, during the nine months ending September 30, 2001 and 2000, respectively.

    Gross Profit

       Gross profit decreased to $1.9 million for the nine months ended September 30, 2001 from $2.2 million for the nine months ended September 30, 2000. Gross profit on the sale of scientific products was $0.8 million and $0.7 million, which represented approximately 5.0% and 2.0%, for the nine months ended September 30, 2001 and 2000, respectively. This increase in the gross margin percentage resulted, in part, because we stopped taking legal title to products sold after May 1, 2001. This had the effect of increasing the gross profit percentage for the period, without any effect on the gross profit dollars. The gross profit percentage on all products sold would have been 3.3% and 2.0% for the nine months ended September 30, 2001 and 2000, had we continued to take legal title to products sold.

       Gross profit from licenses and professional fees was $1.1 million and $1.5 million, for the nine months ended September 30, 2001 and 2000, respectively, of which $0.7 million and $1.1 million, respectively, related to license fees and $370,000 and $460,000, respectively, were derived from the Source Book.

    Operating Expenses

       Development Expenses. Development expenses consist primarily of personnel and related costs to develop, operate and maintain our web sites, aggregate data and the amortization of capitalized development costs. Development costs decreased to $9.4 million for the nine months ended September 30, 2001 from $11.7 million for the nine months ended September 30, 2000. This decrease resulted from decreased expenses required to develop our e-commerce fulfillment system and list suppliers' products on our web sites. We reduced our development costs related to our e-commerce business as we focused on selling software and services. During the nine months ended September 30, 2001 and 2000, we capitalized approximately $5.4 million and $4.0 million, respectively, of certain costs related to software and web site development projects. We expect our development expenses to decrease during the remainder of 2001.

       Included in development cost is the amortization of non-cash stock-based employee compensation expense, which totaled $0.4 million and $0.9 million for the nine months ending September 30, 2001 and 2000, respectively. This is primarily due to stock options that had been issued to employees with exercise prices less than fair value on the date of grant since December 31, 1999. Deferred compensation recorded due to the issuance of such stock options is charged to stock-based employee compensation expense over the vesting term of the options.

       Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, travel expenses, public relations expenses and marketing materials. Sales and marketing expenses decreased to $8.6 million for the nine months ended September 30, 2001 from $18.6 million for the nine months ended September 30, 2000. This decrease resulted primarily from reducing the number of sales and marketing personnel to market our products and services and from reducing advertising and promotion expenses for our e-commerce marketplace. Sales and marketing expenses for nine months ended September 30, 2001 and 2000 include $0.4 million and $0.8 million, respectively, of amortization of non-cash stock based employee compensation. Also included in sales and marketing expenses for the nine months ended September 30, 2001 and 2000 is amortization expense (benefit) of non-cash stock based customer acquisition costs of $0.4 million and ($2.6) million, respectively.

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

       We expect our sales and marketing expenses, apart from the amortization of stock-based customer acquisition costs, to decrease during the remainder of 2001 due to the aforementioned reduction in the number of personnel in our sales and marketing departments.

       General and Administrative Expenses. General and administrative expenses consist primarily of personnel and related costs for our customer care department and general corporate functions, including finance, accounting, legal, human resources, investor relations, facilities, amortization of goodwill and non-cash stock based employee compensation. General and administrative expenses increased to $43.2 million for the nine months ended September 30, 2001 from $39.0 million for the nine months ended September 30, 2000. The increase in general and administrative expenses is primarily the result of $8.5 million increase of amortization of goodwill relating primarily to our acquisition in March of 2000 of EMAX Solutions. There was no amortization during the first three months of 2000. This increase is offset by reduced personnel in these functional areas. Amortization of goodwill resulting primarily from the acquisition of EMAX in March 2000 and other intangibles was $30.1 million and $21.6 million during the nine months ended September 30, 2001 and 2000, respectively. General and administrative expenses also include a charge of $0.7 million and $2.5 million relating to non-cash stock based employee charges in the nine months ended September 30, 2001 and 2000, respectively. We expect general and administrative expenses to decrease during the remainder of 2001, as we reduce our overhead costs and realize the savings impact of the previous reductions in personnel.

       Purchased In-process Research and Development. For the nine months ended September 30, 2000, we recognized an in-process research and development charge of $0.7 million as a result of the acquisition of EMAX. Based on management's valuation of EMAX and its assets, we allocated $0.7 million of the EMAX purchase price of $126 million to software products being developed by EMAX that had not reached technological feasibility and had no alternative use at the date of the acquisition of EMAX. At the date of the acquisition, these software products being developed by EMAX were approximately 15% complete.

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

    Interest Income (Expense)

       Interest income (expense) consists of interest income earned on cash deposited in money market accounts and invested in short and long term U.S. Government obligations partially reduced by interest expense incurred on capital lease obligations. Net interest income decreased to $2.5 million for the nine months ended September 30, 2001 from net interest income of $5.8 million for the nine months ended September 30, 2000. This decrease resulted from our use of cash and investments to fund operations during 2000 and the first nine months of 2001. We expect interest income to decrease throughout 2001.

    Income Tax Benefit

       Income tax benefit decreased to zero for the nine months ended September 30, 2001 from $0.1 million for the nine months ended September 30, 2000. The decrease in income tax benefit was the result of the reduction in net deferred tax liabilities to zero during the year ended December 31, 2000.

    Liquidity and Capital Resources

       We have primarily funded our operations through private placements of our preferred stock during 1998 and 1999 and our initial public offering, which closed in November 1999. As of September 30, 2001, we had total cash and investments of $49.0 million, which is comprised of cash and cash equivalents of $48.2 million and short-term investments of $0.8 million.

       Cash used in operating activities was $12.8 million and $43.7 million during the nine months ended September 30, 2001 and 2000, respectively. Cash used in operating activities was principally for payments to our suppliers for purchases of scientific products, the development of our web sites, the development of our e-commerce marketplace, our sales and marketing efforts, and administrative and operations to support our growth.

       Cash (provided) used by investing activities during the nine months ended September 30, 2001 and 2000 was ($41.8) million and $30.9 million, respectively. Cash used in investing activities has primarily been comprised of purchases of investments in US government obligations, commercial paper and corporate bonds, net of maturities, purchases of computer equipment and the capitalization of certain costs associated with the development of our web sites and with the development of EMAX's electronic research software systems. Cash was primarily provided from the maturity of investments.

       Cash (provided) used by financing activities during the nine months ended September 30, 2001 and 2000 was $0.9 million and ($0.6) million, respectively. During the nine months ended September 30, 2001, the Company repaid loan obligations of $0.7 million and repurchased 304,000 shares of its common stock for $0.3 million. During the nine months ended September 30, 2001 and 2000, the Company received approximately $0.2 million and $1.3 million, respectively, in proceeds from exercises of stock options and warrants, from purchases under the employee stock purchase plan, and by the direct sale of restricted stock to an officer of the Company.

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

New Accounting Pronouncements

       In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, "Business Combinations," ( "SFAS No. 141 "). SFAS No. 141 supersedes APB Opinion No. 16,
"Business Combinations," and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of

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

       In October 2001, the Financial Accounting Standards Based Board issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144"). SFAS No. 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of
Long-Lived Assets and for Long-Lived Assets to be Disposed of," ("SFAS No. 121")
 and APB 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," ("APB No. 30").

       In summary, SFAS No. 144, retains the fundamental recognition and measurement provision of SFAS No. 121, however, establishes a "primary-asset" approach to determine the cash flow estimation period for a group of assets and liabilities. In addition, SFAS No. 144 retains the basic provisions of APB No. 30, but broadens the presentation to include a component of an entity. In addition, discontinued operations are no longer measured on a net realizable value basis and future operating losses are no longer recognized before they occur. Rather, they are carried at the lower of its carrying amount or fair value less cost to sell.

       The provisions of SFAS No. 144 are required to be applied to fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 is not expected to have any impact on the Company's financial statements or results of operations.

Factors That May Affect Future Results

Since we have a limited operating history and an evolving business model, forecasting future performance may be difficult.

       Our business model has evolved considerably since our company's inception. For instance, we launched our public e-commerce marketplace in April 1999. Since that time, we have increasingly focused our efforts on providing integrated e-commerce and asset management solutions to our customers. As part of this strategy, we acquired EMAX in March 2000 and formed our Global Professional Services division in February 2001. In addition, we are in the process of discontinuing our order processing services. Accordingly, we have only a limited operating history on which to evaluate our current business. As a result of our limited operating history, the emerging nature of the scientific products market and the evolving nature of our business model, we may be unable to accurately forecast our revenues. We incur expenses based predominantly on operating plans and estimates of future revenues. Revenues to be generated from newly developed and evolving activities will be particularly difficult to forecast accurately. Our expenses are to a large extent fixed. We may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfalls. Accordingly, a failure to meet our revenue projections will have an immediate and negative impact on profitability. In addition, if our restructuring program adversely affects our revenues and/or fails to adequately reduce our expenses, our future earnings will be negatively impacted. Finally, we cannot be certain that our evolving business model will be successful, particularly in light of our limited operating history.

We have a history of losses and anticipate incurring losses in the future. We may not achieve profitability.

       We incurred net losses of $84.3 million for the year ended December 31, 2000 and $67.5 million for the nine months ended September 30, 2001. As of September 30, 2001, we had an accumulated deficit of $190.5 million. We expect to incur substantial operating losses and continued negative cash flow from operations for the foreseeable future. In fact, we expect to continue generating losses through at least 2002. We may not be able to increase revenues sufficiently to achieve profitability.

Our future profitability and cash flows are dependent upon our ability to control expenses.

       Our operating plan to achieve profitability is based upon estimates of our future expenses. For instance, we have estimated that our development expenses, certain sales and marketing expenses and general and administrative expenses will decrease during the remainder of 2001. If our future expenses are greater than anticipated, our ability to achieve profitability when expected may be negatively impacted. In addition, greater than anticipated expenses may negatively impact our cash flows, which could cause us to expend our capital faster than anticipated. While we expect our existing capital to be sufficient for the next two years, if our cash flows are negatively impacted, we may be required to raise additional capital sooner than expected.

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

       o customers' concerns about implementing a new strategy and method of doing business; and

       o      seasonal and other timing effects.

       Increased sales to larger accounts may result in lower or negative profit margins as larger customers typically have greater leverage in negotiating the price and other terms of business relationships. We also typically incur costs associated with customization of our systems with a sale to a large account. If we do not generate sufficient revenues to offset any lower margins or these increased costs, our operating results may be materially and adversely affected. Also, the time between billing and receipt of revenues is often longer when dealing with larger accounts due to increased administrative overhead.

We have relied, and continue to rely, on a limited number of large customers for a significant portion of our revenues. Losing one or more of these customers may adversely affect our revenues.

       We expect that for the foreseeable future we will generate a significant portion of our revenues from a limited number of large customers. For the nine months ended September 30, 2001, three customers accounted for 25% and 15%, and 10%, respectively, of our total revenues. In addition, large individual transactions with these customers may represent an increasing percentage of our revenues. These large transactions are often non-recurring, making it difficult to predict future transactions. The failure of one or more large transactions to occur in any given period may materially and adversely affect our revenues for such period. If we lose any of our large customers or if we are unable to add new large customers, our revenues will not increase as expected. In addition, our reputation and brand name would be harmed.

Revenues from e-commerce transactions have historically comprised a significant portion of our revenues. The failure to replace these revenues with license fee revenues could have a material adverse effect on our revenues and earnings.

       As we increasingly shift our focus to providing technology solutions and away from processing e-commerce transactions, we expect our revenues from e-commerce transactions to decrease significantly. Consequently, we will become increasingly dependent on sales of software licenses in order to achieve revenue growth. We cannot assure you that we will be successful in growing software license revenue. As part of our revenue generation efforts, we have entered into a reseller arrangement with CambridgeSoft. However, we cannot assure you that we will generate significant revenue from this arrangement. If we are not able to replace revenues from e-commerce transactions with software license revenues, our revenues and earnings will be materially and adversely affected.

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

       o      enhance our existing products and services;

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

Our future revenue growth may be adversely affected by a significant reduction in spending in the scientific products industry.

       We derive substantial revenue from the scientific products industry via licenses for procurement technology and historically from processing e-commerce transactions. We expect our future growth to depend indirectly on spending levels in this industry. Any significant reduction in spending in the scientific products industry may have a material adverse effect on our revenues.

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

       Currently, we are responsible for loading supplier product information into our database and categorizing the information for search purposes. We currently have a backlog of product data from various companies to be loaded in our e-commerce marketplaces. We anticipate that by the end of the quarter a majority of these products will be loaded into these marketplaces. However, we continuously receive new product data to load. We generally will not derive revenue from this service until the data is loaded into our system. Timely loading of these products into our database depends upon a number of factors, including the file formats of the data provided to us by suppliers and our ability to further automate and expand our operations to accurately load this data into our product database, any of which could delay the actual loading of these products beyond the dates we estimate.

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

Our planned growth from international customers will require financial resources and management attention and could have a negative effect on our earnings.

       We intend to invest resources and capital to expand internationally, particularly in Europe. This expansion will require financial resources and management attention and could have a negative effect on our earnings. We cannot assure you that we will be successful in creating international demand for our solutions and services. In addition, our international business may be subject to a variety of risks, including, among other things, increased costs associated with maintaining international marketing efforts, applicable government regulation, fluctuations in foreign currency, difficulties in collecting international accounts receivable and the enforcement of intellectual property rights. We cannot assure you that these factors will not have an adverse effect on future international sales and earnings. In addition, the business customs and regulations in foreign countries may require changes in our business model. In addition, we are currently contemplating registering our trademarks in other countries. We cannot assure you that we will be able to do so.

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

       Use of the Internet to purchase products, particularly in the scientific products market, remains at an early stage of development. Convincing buyers to purchase scientific products online may be particularly difficult as such buyers have traditionally relied on distributors of scientific products and mail order catalogs to purchase their scientific products. If the use of e-commerce services does not grow in the future, our revenue could be materially and adversely affected.

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

                                     PART II

                                OTHER INFORMATION

Item 1. Legal Proceedings.

            On September 10, 2001 SciQuest was named as a defendant in a purported class action lawsuit filed in the United States District Court, Southern District of New York. The lawsuit is captioned Patricia Figuerido and Robert Wallace v. Sciquest.com, Inc., et al. No. 01 CV 8467. The case has been consolidated for pretrial purposes with over 100 other lawsuits filed against other issuers, their officers, and underwriters of their initial public offerings under the caption In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS). The case includes claims against SciQuest, three of its officers, and seven investment banking firms who either served as underwriters, or are the successors in interest to underwriters, of the company's initial public offering. The complaint alleges that the prospectus used in our initial public offering contained material misstatements or omissions regarding the underwriters' activities in connection with the initial public offering. The court has adjourned defendants' time to answer or respond to all complaints in the consolidated proceedings until further order of the court.

       During 2001, a customer filed an action seeking a declaratory judgment that its license entitled it to permit non-customer employees to use the Company's licensed software. In addition, the complaint alleges breach by the Company of an agreement pursuant to which the Company was to upgrade the software to a newer version. The complaint seeks damages alleged to exceed $1,000,000. The litigation arises out of the Company's discovery that the customer had permitted non-customer employees to use the software. After attempts proved unsuccessful to amicably resolve the dispute, the Company suspended work on the upgrade and the customer failed to pay for the work performed. The Company's answer to the complaint is due on December 2, 2001. The Company intends to vigorously defend the action and to assert its counterclaims seeking damages for copyright infringement and breach of contract and to recover the amounts due for work previously billed, but unpaid.

       It is too early in each matter to reasonably predict the probability of the outcome or to estimate a range of possible losses. Future losses may have a material adverse effect on the Company's consolidated financial position, liquidity or consolidated results of operations.

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

Exhibit
-------
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

Exhibit
-------
Number                                      Description
------                                      -----------
10.13* Registration Rights Agreement by and among SciQuest.com and the holders of Series EPreferred Stock dated July 27, 1999.

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

10.22*      SciQuest.com, Inc. 1999 Stock Incentive Plan dated as of October 12,
            1999

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

10.28** Registration Rights Agreement by and among SciQuest.com and the former holders of EMAX Solution Partners, Inc. dated March 13, 2000.

10.29***    SciQuest.com, Inc. 2000 Employee Stock Purchase Plan.

10.30****   Second Amendment to 1999 Stock Incentive Plan.

10.31*****  Form of Services Agreement.
--------------
   * Incorporated by reference to SciQuest.com's Registration Statement on Form S-1 (Reg. No. 333-87433).
  ** Incorporated by reference to SciQuest.com's Registration Statement on
     Form S-1 (Reg. No. 333-32582).
 *** Incorporated by reference to SciQuest.com's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

**** Incorporated by reference to SciQuest.com's Annual Report on Form 10-K for the year ended December 31, 2000.
*****Incorporated by reference to SciQuest Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

     (b) Reports on Form 8-K.

      None.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SCIQUEST INC.


Date: November 14, 2001
                                              /s/ STEPHEN J. WIEHE
                                    ---------------------------------------
                                                  Stephen J. Wiehe
                                              Chief Executive Officer
                                           (Principal Executive Officer)

Date: November 14, 2001
                                             /s/ JAMES J. SCHEUER
                                   ----------------------------------------
                                                  James J. Scheuer
                                              Chief Financial Officer
                                    (Principal Financial and Accounting Officer)