Form 10-K405
period 2001-12-31
SCIQUEST COM INC
filed 2002-03-15
CIK 1082526

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

      FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
   For the fiscal year ended December 31, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
   For the transition period from ______________ to ______________

                         Commission File No. 000-27803

                               -----------------

                                SCIQUEST, INC.
            (Exact Name of Registrant as Specified in Its Charter)

                      Delaware                 56-2127592
                   (State or Other          (I.R.S. Employer
                   Jurisdiction of         Identification No.)
                  Incorporation or
                    Organization)

     5151 McCrimmon Parkway, Suite 216, Morrisville, North Carolina 27560
              (Address of Principal Executive Offices) (Zip Code)

                                (919) 659-2100
             (Registrant's telephone number, including area code)

                               -----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                                        Name of Each Exchange on
                    Title of Each Class     Which Registered
                    ------------------- --------------------------
               common stock, par value  The NASDAQ National Market
                  $0.001 per share

                               -----------------

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [_]

   As of February 28, 2002, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $46,138,438.

   As of February 28, 2002, there were 29,387,540 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the registrant's definitive proxy statement for its annual meeting of stockholders scheduled for May 1, 2002 are incorporated by reference into Part III of this Report.

================================================================================

                                    PART I

Item 1.  Business

Overview

   SciQuest is a software, information and services company that provides solutions to enhance research operations for pharmaceutical, biotechnology and other research-based organizations. SciQuest is focused on enabling researchers and their organizations to reduce costs, improve efficiencies, increase quality and speed the process of research.

   Our solutions are specifically designed to help scientists find, acquire and manage the critical research materials they use. These materials include chemical and biological compounds, laboratory supplies, and equipment.

   We also help the suppliers of research materials to better service their customers through enhanced marketing channels and enriched product information.

   Our software products can be utilized independently or integrated with leading software, automation equipment and supplier systems to enhance innovation, reduce costs and improve operational effectiveness.

   Our customers include many of the world's leading pharmaceutical, biotechnology, chemical, academic and research organizations, such as Abbott Laboratories, Aventis, Bayer (Aventis CropScience), Burnham Institute, Corixa, Eisai Research Institute, FMC, GlaxoSmithKline, Memorial Sloan-Kettering, OSI Pharmaceuticals, Roche, Pfizer, Proctor & Gamble and Schering-Plough.

Recent Events

   In January 2002, we announced the formation of the Publishing and Supplier Services business unit designed to provide suppliers with web, electronic and print marketing channels to promote their products to researchers.

   In January 2002, we announced that Aventis CropScience has chosen to license SciQuest's Enterprise Reagent Manager(TM) as its enterprise-wide research asset management solution.

   In February 2002, we acquired Textco, Inc., a supplier of software solutions for molecular biologists since 1984. The transaction was paid for with a mixture of cash and SciQuest common stock. Textco's revenues over the past twelve months were approximately five hundred thousand dollars. Textco has software solutions installed at leading commercial and academic research organizations in the U.S. and internationally. Textco's software product portfolio includes the Gene Construction Kit and Gene Inspector solutions, which provide scientists with technology for gene cloning projects, sequence analyses, and experiment tracking via electronic notebooks.

Industry Background

   SciQuest is focused on providing technology products and services that streamline the research process for pharmaceutical, biotechnology, chemical, academic and other research organizations. We believe that these sectors represent a large, attractive market opportunity for SciQuest.

   Pharmaceutical and biotechnology organizations form one of the largest and most competitive industries in the world. The need for new drugs to treat disease typically grows exponentially as the global population increases and ages. According to the Pharmaceutical Research and Manufacturers of America and the Biotechnology Industry Organization, the pharmaceutical and biotechnology industries in the U.S. generated approximately $172 billion of revenues in 2000 and invested a higher percentage of sales in research and development than virtually any other U.S. industry, including electronics, aerospace, computers and automobiles.

   Industry analysts estimate that the global pharmaceutical and biotechnology industry is currently spending more than $50 billion on research and development, including an estimated 10%, or $5 to 6 billion, of overall research and development investments targeted for information technology. Information technology spending in this industry is expected to increase dramatically over the next decade. Gartner Dataquest forecasts total U.S. information technology spending by the pharmaceutical industry to increase at a compound annual growth rate of 12.8%. We believe that this growth will be driven by a number of factors.

    . Risky, Time-Consuming and Expensive Development Process. It typically takes more than 15 years and $500 million to take a drug from discovery to market. Over the years, this timeline has lengthened and costs have risen, increasing the pressure on companies to streamline the process early on--in the drug discovery phase. Organizations are working to replace older, labor-intensive processes and "black box" analysis with more efficient, technology-based industrial approaches.

    . Advances in Genetics Causing Data Explosion. The recent mapping of the human genome has further accelerated innovation and growth within pharmaceutical and biotechnology firms. Advances in genomics and industrial scale biology have created an explosion of data to be tracked and analyzed. Automated research techniques, such as high-throughput screening, have generated an unprecedented amount of chemical entities to be managed. Many companies are now finding that their homegrown legacy systems can no longer handle the volumes of valuable information.

    . Pressure Due to Expiring Patents. Patents on top-selling drugs continue to expire, putting pressure on pharmaceutical companies to find new drugs to replace the reduced revenue streams. In 2000, patents expired on 13 of the top 100 drugs representing worldwide sales of $11 billion. By 2005, 53 of the top 100 drugs will be facing patent expiration, underscoring the need for pharmaceutical and biotechnology firms to expedite the drug discovery process.

    . Efforts to Increase Value through Mergers. Another noteworthy industry trend is the rise in mergers and acquisitions among pharmaceutical and biotechnology companies. These newly formed companies often find that they have different legacy systems for each organization. Many companies are addressing this problem by implementing new, more efficient information technology systems.

   Information technology and services companies, like SciQuest, are well positioned to help scientific organizations face these issues. Currently, many pharmaceutical and biotechnology organizations internally develop their technology. However, software development, systems integration and data management are not always core competencies for these scientific firms. In fact, many research-based organizations are finding outsourcing information technology a more cost-effective and efficient alternative to internally building their own software infrastructure.

   This development follows similar outsourcing trends in the pharmaceutical industry, such as outsourcing clinical trials to contract research organizations and sales and marketing efforts to contract sales organizations. Technology solutions like the software developed by SciQuest provide organizations with tools, already developed and tested, that accelerate the research process.

The SciQuest Solutions

   SciQuest's solutions are designed to address logistical challenges in the research discovery process. The need for end-to-end supply chain solutions has become increasingly important as research-based organizations invest in new technologies to remain competitive in today's market. High-throughput technology has dramatically increased research volumes, generating an unprecedented amount of chemical entities to be managed. Managing this growing volume of chemicals by traditional means has become a great expense for many organizations and a burden for researchers, taking away time that could be better spent on research and development. Research supply chain solutions, like the software developed by SciQuest, provide organizations with tools that improve the flow of materials and information, thereby accelerating the research process. Our primary focus on a single industry allows us to create a uniquely tailored suite of solutions that we believe is more attractive to research-based organizations and their suppliers than generic multi-industry technology solutions.

   In addition, many of our solutions are designed to be compatible with leading enterprise software systems, automation equipment and supplier systems without requiring customers to install additional systems. This compatibility enables organizations to reduce the expense, time and training typically required to install, integrate and support new enterprise software.

   SciQuest interacts with a range of professionals throughout customers' organizations, representing departments such as research chemistry, research biology, lab support, environmental health and safety, compound dispensary, purchasing and accounting, facilities and stockroom and information technology. Our solutions serve three primary categories of customers:

   Scientists. Our solutions offer scientists electronic tools to streamline the process of researching, locating, comparing, purchasing, tracking and managing laboratory supplies. By reducing the time scientists spend on these functions, our solutions allow them to be more productive and spend more time on research and testing. Our solutions enable a scientist to:

    .  locate a specific chemical, equipment or supply item;

    . receive and track chemicals in containers after they are received from suppliers;

    . query internal inventory and suppliers' databases via chemical structure or substructure;

    . search an extensive electronic catalog, using our taxonomies, to compare products, attributes and technical data across multiple suppliers;

    . consolidate, purchase and track orders from multiple suppliers through the convenience of a single web site, 24 hours a day, seven days a week; and

    . access a significant body of articles and information through our SciCentral, BioSupplyNet and SciQuest Buyer's Guide offerings.

   Purchasing Professionals. Our solutions allow purchasing professionals to automate order processing, consolidate purchase orders and obtain purchasing information. This provides purchasing professionals with greater access to purchasing information in order to better monitor and control purchasing patterns and to implement and enforce uniform purchasing policies that reduce procurement costs. Our solutions enable purchasing professionals to:

    . utilize search and comparative tools to optimize product and supplier selection;

    .  consolidate purchases from multiple suppliers through a single interface;

    .  streamline the purchasing process and reduce the likelihood of errors;

    .  provide real time chemical availability and pricing;

    .  communicate and control purchasing policies and rules; and

    .  access detailed purchasing information and reports.

   Suppliers. Our solutions provide suppliers with more efficient content management, marketing and commerce tools. Our solutions enable suppliers to:

    . market products more cost-effectively through print and electronic access to our global audience of scientists and purchasing professionals;

    .  access valuable market and customer data;

    .  leverage our e-commerce functionality for their own initiatives;

    .  easily update product information;

    .  syndicate their catalog content to multiple destinations;

    .  introduce new products to qualified buyers quickly and economically; and

    .  maintain and enhance contact with their customers.

Strategy

   SciQuest is dedicated to enhancing the operational effectiveness of our customers' discovery research efforts. We intend to pursue this mission through the following strategic goals:

   Generate Revenue Growth. To achieve our revenue objectives, we must execute with our strengthened sales and professional services teams to sell our current products to new customers and find opportunities to cross-sell new or additional products to existing customers. As a result we have been actively recruiting and training new sales professionals. We have structured compensation packages that motivate our sales organization to sell products that can be delivered in a timely and profitable manner. We also have implemented weekly and monthly reporting and analysis to allow us to track and monitor our progress.

   Continue to Create Value for Customers by Delivering Quality Products and Services That Meet Their Needs. Our second goal is to support our customers with quality solutions and services. We have completed a two-year product development plan for each of our products. These strategic plans provide our customers insight into the direction of our products and also allow us to critically evaluate new enhancements or features. Our product managers are now measured on the revenue generated by each product. Development resources for future enhancements are allocated, in part, by the historical and future budgeted revenue of each product. Our customer support organization reports directly into the development organization. This reporting structure allows for rapid feedback between our customers and our product developers. We constantly measure and assess our professional services organization on the quality and value of the services they provide, such as technical consulting, project planning, integration and training services.

   Expand Our Product Portfolio. Customer feedback is driving our development. We use customer data and input to develop features and function to enhance our existing products, as well as to provide a source of ideas for new products. We are analyzing our core technologies to identify additional ways to leverage our strengths into new market opportunities. Another way for us to enhance our product portfolio is through acquisitions and joint ventures. We look for complementary companies with installed customer bases, revenues, and core technology platforms essentially complete. We are focused on opportunities where we can simultaneously grow revenues, eliminate redundant overhead, leverage acquired assets effectively and positively impact our path to profitability.

   Create Value for Shareholders. For SciQuest to create long-term sustainable shareholder value, we must remain focused on expense control and invest in activities that will generate tangible return on investments. We will constantly review our plans and progress to determine if our assets are being utilized for their best and highest value.

Products and Services

   SciQuest is a software, information and services company that provides solutions to enhance research operations for pharmaceutical, biotechnology and other research-based organizations. Leveraging the experience of our existing customer base and our extensive industry knowledge, we have built a market-driven portfolio of products. We also provide professional services to suppliers in the areas of integration, content management, and order management. Our software products are generally licensed by our customers, who pay for maintenance, support, and other professional services. Set forth below is a detailed description of our products and services. We believe this comprehensive offering provides our customers with a unique suite of solutions that can be configured to their specific needs.

   Enterprise Reagent Manager(TM) is a chemical requisitioning and inventory management software application used by research scientists, health and safety officers, facilities/stockroom and purchasing/receiving personnel. Enterprise Reagent Manager provides scientists with browser-based capabilities to find, procure and use chemicals, reagents and other research materials they need directly from their desktops. Enterprise Reagent Manager is designed to reduce the cost of managing chemical inventory and automate regulatory tracking and reporting.

   ERM FastTrack & FastTrack Plus(TM) are pre-configured software solutions that provide research scientists with browser-based searching, sourcing and tracking capabilities for chemical compounds. These products are designed to meet the needs of smaller research organizations that do not require sophisticated and large-scale solutions as offered through the Enterprise Reagent Manager product.

   Enterprise Substance Manager(TM) is a software solution used by research scientists and compound management personnel to manage inventories of proprietary compounds and sample plates used in high throughput screening, genomics and combinatorial chemistry operations. Enterprise Substance Manager provides real-time access to compound data on a local or global basis, maximizes the potential of expensive and highly sophisticated robotics equipment and ensures that drug candidates are tracked and accounted for as they pass through the drug discovery process.

   SelectSite SRA(TM) (Sourcing and Requisitioning Application) is an enterprise software solution used by research scientists and purchasing professionals. SelectSite SRA provides capabilities to search, source and order scientific supplies from multiple suppliers. This software is designed to promote adoption of customers' existing electronic procurement systems (e.g., Ariba, Commerce One, SAP), while reducing non-contract and off-contract spending. SelectSite SRA's two million products from over 1,000 suppliers combined with the powerful search tools, rich product data, requisition consolidation, reporting, catalog management and integration with other enterprise software systems, contribute to a more efficient and effective product sourcing and requisitioning process.

   SelectSite APA(TM) (Advanced Procurement Application) is an enterprise software solution used by research scientists and purchasing professionals that provides a comprehensive electronic procurement system, which includes an on-line product catalog with over 1,000 suppliers, flexible catalog management, requisition approval routing, electronic order distribution to suppliers, detailed report generation and financial system integration. SelectSite APA is designed to reduce procurement costs by automating internal approval and purchasing processes, reducing order and invoice errors and increasing contract compliance.

   Publishing and Supplier Services(TM) provides suppliers with electronic catalog content services and electronic and print channels to promote their products and increase market penetration. These channels include the SciQuest Buyer's Guide, BioSupplyNet, BioSupplyNet Source Book, Smart Store, and SciCentral. Research news and a private portal solution are also offered to customers aiming at enhancing user loyalty on their own Web sites.

   SciQuest Global Professional Services provides customers with technical consulting, project planning, integration and training services. The SciQuest team has broad expertise in drug discovery work processes and employs an implementation methodology that focuses on delivering demonstrable results in a disciplined manner. This combination of expertise and predictive processes is designed to deliver significant value to many of the world's leading research organizations.

Sales & Marketing

   We market and sell our technology and solutions through direct field sales, traditional and internet marketing initiatives and co-marketing relationships. Our sales force focuses on selling our enterprise compatible solutions and services to research organizations and suppliers.

   We leverage a variety of marketing channels to build our brand equity as well as promote our solutions to research organizations and suppliers. These channels include direct marketing, print and online advertising, trade shows and seminars. Our public relations department communicates new products, solutions, service offerings and other enhancements to industry analysts and targeted scientific and business press on a regular basis through a combination of press releases, phone briefings, in-person meetings and trade show appointments.

   As of December 31, 2001, we had 42 people in our sales and marketing group.

Technology

   Our software products are engineered and quality assured in close collaboration with our enterprise customers, which provides us with customer requirements, product specifications and a validation process. We utilize commercially available operating systems, data management systems, application services and scalable distributed infrastructure to the extent possible, which give us an operating platform that supports reliability, speed-to-market and rapid growth. We have implemented standard practices in areas of development, deployment, production control, administration and monitoring that include:

    .  version management;

    . multiple, segmented development, test, staging and production environments;

    .  automated regression testing;

    .  load & stress testing;

    .  QA processes and procedures;

    .  application and database performance monitoring;

    .  application level error tracing;

    . standardized development environment for consistent and efficient application development; and

    .  architectural review and oversight.

   The SciQuest product suite is designed for customer deployment through both released and hosted products.

   Released Products. Our released, implemented products are designed around an n-tiered architecture based on the Java 2 Enterprise Edition standard. The main product component is built on three architectural building blocks, the Database Server, Web Application Server and the Client Machine. Business logic is encapsulated in Enterprise Java Bean components and user interfaces are dynamic HTML-based and are generated using Java Servlets and Java Server Pages.

    . Our database server runs under Oracle 8i (version 8.1.6 or higher) supporting standard platforms that run that product.

    . Our Web Application Server comes bundled with BEA WebLogic 5.1, a Java 2 Enterprise Edition compliant web application server. As configured, the product is compatible with Java 2, Java Servlet 2.2, Java Server Pages
       1.1 and Enterprise Java Beans 1.1. Other Java 2 Enterprise Edition compliant application servers can be supported through customization using SciQuest services. The product supports Microsoft Windows NT 4.0 and Windows 2000 as application server operating systems. Support for other operating systems that are compatible with Oracle and WebLogic may also be available as needed.

    . Our Client Machine is fully browser based, a true thin client, utilizing dynamic HTML and running on MS Internet Explorer 5.0. The product requires Windows 95 or NT 4.0 or Windows 2000 with a 400MHz P3 processor (600-800 MHz recommended) with 64MB of memory (128 MB recommended). Clients require no downloading of application code or applets from the server, except for those dispensary workstations that are integrated with balances for weighing operations. These workstations require a single applet, which is downloaded from the server.

   Hosted Products. Our hosted products are similarly built around an n-tiered architecture based on the Java 2 Enterprise Edition standard. Business logic is encapsulated in Enterprise Java Bean components and user interfaces are dynamic HTML-based and are generated using Java Servlets and Java Server Pages. SciQuest hosts all web/application and database servers. The customer is solely responsible for providing a browser-based client environment, running Windows or Mac O/S with MS Internet Explorer 4.5 (4.72 preferred minimum) and above or Netscape Navigator 4.08 (4.73 preferred). Clients require no downloading of application code, plug-ins or applets from the server.

   We own all of our hosted production servers and web site hardware. Our web applications run off of multiple redundant product application servers. Our production servers are located at a third-party network operating center located in Raleigh, North Carolina, which provides 24-hour systems support, as well as connectivity to all major Internet bandwidth via redundant high speed T-3 connections. The server and network architecture is designed to provide high speed and reliability for the operation of our hosted applications and communications.

   We have contracted service level agreements with our internet service provider, providing up time of 99.997% of network availability. This is accomplished through access to multiple Internet backbones with redundant network connections. On a nightly basis, a backup of the production environments and databases are performed and stored offsite in a vaulted location, which enables full business recovery. We regularly test the reliability of our fail over systems and have numerous contingency plans in place for business continuity. We utilize external monitoring and load testing tools to track the performance of our production environment.

   As of December 31, 2001, we had 70 professionals in our development group, which consists of information technology professionals, content management professionals and our Global Professional Services group. Development expenses were $9.1 million in 1999, $17.0 million in 2000 and $11.3 million in 2001.

Intellectual Property

   We rely on a combination of trade secret, copyright and trademark laws, license agreements, nondisclosure and other contractual provisions and technical measures to protect our proprietary rights in our products, technology and processes. We pursue the registration of our trademarks in the United States and internationally, however, we may not be able to secure adequate protection for our trademarks in the United States and other countries. We have applied for registration of the marks SCICENTRAL and SCIQUEST SMARTSTORE in the United States and for SCIQUEST.COM and SCIQUEST in the European Union. SCIQUEST, SCIQUEST.COM, SCIMAIL, BIOSUPPLYNET and SELECTSITE are our registered trademarks in the United States. Our software technology is not patented and existing copyright laws offer only limited practical protection. We cannot guarantee that the legal protections on which we rely will be adequate to prevent misappropriation of our technology. Moreover, these protections do not prevent independent third-party development of competitive products or services. Furthermore, the validity, enforceability and scope of protection of intellectual property in Internet-related industries is uncertain and still evolving. The laws of some foreign countries do not protect intellectual property to the same extent as do the laws of the United States. We believe our products, trademarks and other proprietary rights do not infringe upon the proprietary rights of third parties. However, we cannot provide any guarantees about the third-party products sold to customers using SciQuest's SelectSite(R) technology or that third parties will not assert infringement claims against us in the future or that any such assertion will not require us to enter into a license agreement or royalty agreement with the party asserting a claim. If the products purchased by customers using SciQuest's SelectSite technology infringe the proprietary rights of third parties, we may be deemed to infringe those rights by selling such products. Even the successful defense of an infringement claim could result in substantial costs and diversion of our management's efforts.

   We also license, and will continue to license, content for our online services from third parties. Additionally, we intend to license a significant portion of our transaction fulfillment system from third parties. These licenses may not be available to us on favorable terms in the future. If we fail to obtain necessary content on favorable terms, it could have a material adverse effect on our business operations.

   We also resell third party applications to our customers. If these applications were found to infringe on the intellectual property rights of others and acceptable alternatives are not available, this may have a material adverse effect on our business.

Competition

   The market for providing software, information and services for research-based organizations and their suppliers is fragmented, rapidly evolving and intensely competitive. Our primary competition includes the following:

   Existing Processes and Internal Legacy Systems. Many research organizations and suppliers have deployed internal resources and systems or may be using existing external technology and service partners to provide for their software, information and services solutions for their discovery research operations. The current economic environment may cause potential customers to decide to continue using existing solutions, thereby postponing upgrades or installations of new systems.

   Scientific Software Providers. There are a number of companies, primarily small, privately-owned firms that provide technology to automate and enhance the Discovery Research process. Some of these companies offer products that overlap, and in some cases compete, with our software offerings. Some companies have established brand recognition within the research community and have been competing in the pharmaceutical and biotechnology industry longer than SciQuest.

   Enterprise Commerce Providers. A number of enterprise commerce software providers have established technologies, solutions, and customer relationships that provide alternative choices for our potential customers.

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

   Suppliers' E-Commerce Initiatives. Many suppliers and distributors have developed their own e-commerce enabled web sites. These scientific suppliers' online services provide partial solutions that may provide an alternative to SciQuest's SelectSite technology, our electronic sourcing and procurement software.

   We believe that companies in this market compete primarily on the basis of brand recognition, number and quality of product offerings, price, ease of use, and customer service and fulfillment capabilities.

   Competition is likely to intensify as this market matures. As competitive conditions intensify, competitors may: enter into strategic or commercial relationships with larger, more established and well-financed companies; devote greater resources to marketing and promotional campaigns; secure exclusive arrangements with customers that impede our sales; and devote substantially more resources to product development.

   Our current and potential competitors' technology and solutions may achieve greater market acceptance than ours. Many of our existing and potential competitors have longer operating histories in the pharmaceutical and biotechnology industry, greater name recognition, larger customer bases and greater financial, technical and market resources than we do.

   In addition, new technologies and the expansion of existing technologies may increase competitive pressures. As a result of increased competition, we may experience reduced revenues and operating margins, as well as loss of market share and brand recognition. We cannot be certain that we will be able to compete successfully against current and future competitors and competition could have a material adverse effect on our revenue growth and earnings.

Employees

   As of December 31, 2001, we had 132 full-time employees. None of our employees are covered by a collective bargaining agreement. We consider our relations with our employees to be good. During 2001, we reduced the number of full time employees by approximately 240. These reductions were made in order to reduce our overhead costs in 2001 and future years. These reductions affected all departments.

Directors and Executive Officers

   Our directors and executive officers and their ages as of December 31, 2001 were as follows:

Name                                    Age Position
----                                    --- --------
Stephen J. Wiehe....................... 38  Chief Executive Office and Director
M. Scott Andrews....................... 36  Product Marketing Director and Director
Eric L. Bernstein...................... 46  Vice President, Sales
James B. Duke.......................... 38  Vice President, Products and Strategy
Robert M. Fusillo...................... 35  Chief Information Officer
James J. Scheuer....................... 54  Chief Financial Officer
Bruce J. Boehm......................... 48  Director
Noel J. Fenton......................... 63  Director
Gautam A. Prakash...................... 32  Director
Lloyd Segal............................ 37  Director

   Stephen J. Wiehe has served as Chief Executive Officer and Director since February 2001. From June 2000 to February 2001, Mr. Wiehe served as Senior Director--Strategic Investments & Mergers and Acquisitions at SAS Institute. From October 1999 to June 2000, Mr. Wiehe served as President and Chief Executive Officer of DataFlux Corporation, which was acquired by SAS Institute. From June 1998 to October 1999, Mr. Wiehe served as Managing Director/Europe and senior executive vice president for Sungard Treasury Systems, a division of SunGard Data Systems, Inc (NYSE: SDS). From June 1996 to June 1998, Mr. Wiehe served as President and Chief Executive Officer of Multinational Computer Models, Inc., which was sold to SunGard Data Systems in 1998. Mr. Wiehe began his career with the General Electric Company. He graduated from its Financial Management Program with honors and became treasurer of GE Plastics. Mr. Wiehe is a graduate of the University of Kentucky.

   M. Scott Andrews co-founded SciQuest in November 1995 and serves as a director. Prior to February 2001, Mr. Andrews also served as our Chief Executive Officer. From October 1991 to January 1996, Mr. Andrews was a sales professional for Baxter Healthcare Corporation, a scientific products company, which was acquired by VWR Scientific Products Corporation. From May 1987 to October 1991, Mr. Andrews served in the U.S. Army as an aviation officer. Mr. Andrews received an M.B.A. from the University of North Carolina at Chapel Hill and a B.S. in business management from the United States Military Academy at West Point.

   Eric L. Bernstein has served as Vice President of Sales since April 2001. From March 2000 to April 2001, Mr. Bernstein was Vice President of Sales and Consulting Services for BuildNet, Inc., a solutions provider for the construction materials industry. He has also served in sales and business development for SAP America from 1996 to 2000, EMTEC from 1995 to 1996 and Digital Equipment Corporation from 1978 to 1995. Mr. Bernstein earned his BBA from the University of Miami and completed graduate work at Babson College.

   James B. Duke has served as Vice President of Products and Strategy since February 2001. From March 2000 to February 2001, Mr. Duke served as Chief Information Officer of BuildNet, Inc., a solutions provider for the construction materials industry. His prior experiences include roles as Vice President of Sales and Marketing at GE Capital Mortgage in 1999, Group Vice President for technology and alternative channels for First Citizens Bank from 1995 to 1999, and as a Management Consultant with McKinsey & Co. from 1992 to 1995. A graduate of Duke University, Mr. Duke also has a Masters degree from MIT's Sloan School of Management.

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

   James J. Scheuer has served as our Chief Financial Officer since September 1998. From March 1996 to March 1998, Mr. Scheuer served as Chief Operating Officer and later Chief Financial Officer for Boise Marketing Services, Inc., a subsidiary of Boise Cascade Office Products Corporation, and its predecessor. From December 1989 to March 1996, Mr. Scheuer served as Senior Vice President--Group Executive/Chief Financial Officer of Hickory Farms, Inc. From 1970 to 1989, Mr. Scheuer was employed by Deloitte Haskins & Sells and was the partner in charge of its Jacksonville, Florida office from 1985 to 1989. Mr. Scheuer is a certified public accountant and received his B.A. in accounting from the University of Wisconsin--Oshkosh.

   Bruce J. Boehm has served as a director of SciQuest since October 1997. Since 1992, Mr. Boehm has been active as an originator of and investor in early stage technology companies. Mr. Boehm holds M.B.A. and M.S. degrees from Stanford University and a B.S. from the Massachusetts Institute of Technology.

   Noel J. Fenton has served as a director of SciQuest since November 1998. Mr. Fenton has been a General Partner of Trinity Ventures since 1986. From 1964 to 1986, he was a co-founder of three venture capital backed start-up companies, for two of which, Acurex Corporation and Covalent Systems Corporation, he served as CEO. Mr. Fenton received an M.B.A. from Stanford University and a B.S. from Cornell University.

   Gautam A. Prakash has served as a director of SciQuest since October 1998. Mr. Prakash was a partner with Bessemer Venture Partners, which he joined in 1993. He is a director of a number of privately held electronic commerce and healthcare companies. Prior to joining Bessemer, Mr. Prakash worked for McKinsey & Co. Mr. Prakash graduated from Yale University with a B.S. in molecular biophysics and biochemistry and a B.A. in economics.

   Lloyd M. Segal has served as a director of SciQuest since May 2000. Mr. Segal has been President & CEO of Caprion Pharmaceuticals Inc. since November 1998. Mr. Segal was previously President & CEO of Advanced Bioconcept Ltd. from 1996 to 1998. Mr. Segal was a management consultant with McKinsey & Co. from 1992 to 1996, focusing on North America financial institutions and industrial clients. Mr. Segal is a member of the Board of Overseers of the School of Science, Brandeis University. Mr. Segal earned a BA in Politics from Brandeis University, and an MBA from Harvard University.

   There are no family relationships between any of our directors or executive officers.

Item 2.  Properties

   Our headquarters are located in Morrisville, North Carolina, where we currently lease and sublease approximately 93,000 square feet of office space. This lease expires in August 2005. We expect these facilities to be sufficient for the foreseeable future.

   We maintain an office in Newtown Square, Pennsylvania. The lease for approximately 39,000 square feet of space expires in March 2010. We expect this space will be sufficient for the foreseeable future.

   We are seeking to sublet any excess office space at these locations.

Item 3.  Legal Proceedings

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

   It is too early in this matter to reasonably predict the probability of the outcome or to estimate a range of possible losses. Adverse judgments in this matter could have a material adverse effect on the Company's consolidated financial position, liquidity or consolidated results of operations.

Item 4.  Submission Of Matters to a Vote of Security Holders

   Not applicable.

                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
Matters

   SciQuest's common stock is traded on The Nasdaq National Market under the symbol "SQST". The price per share reflected in the table below represents the range of low and high closing sale prices for the Company's common stock for the years ended December 31, 2000 and 2001 as reported by The Nasdaq Stock Market for the quarters indicated:

                                                           2000         2001
                                                       ------------- -----------
                                                       High    Low   High   Low
Quarter Ended                                          Price  Price  Price Price
-------------                                          ------ ------ ----- -----
March 31.............................................. $83.88 $25.75 $4.00 $.88
June 30............................................... $27.00 $ 7.00 $1.92 $.69
September 30.......................................... $14.00 $ 6.91 $1.10 $.66
December 31........................................... $ 6.25 $ 1.31 $1.78 $.84

   The closing sale price of the Company's common stock as reported by The Nasdaq Stock Market on March 12, 2002 was $1.56.

   The number of shareholders of record of the Company's common stock as of February 28, 2002, was approximately 719.

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

   (a) Issuances of Securities

   During May and November of 2001, we issued 124,726 total shares of our common stock under our Employee Stock Purchase Plan. Total proceeds were $169,391.

   (b) The shares of common stock, described in paragraph (a) of this Item 5 were issued in reliance on the exemption provided by Section 4(2) and/or Rule 506 of Regulation D promulgated pursuant to the Securities Act.

Item 6.  Selected Financial Data

                     SELECTED CONSOLIDATED FINANCIAL DATA
                     (In thousands, except per share data)

   Our selected financial data set forth below should be read in conjunction with our financial statements and accompanying notes appearing elsewhere in this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The historical statements of operations data for the years ended December 31, 1999, 2000 and 2001, and the historical balance sheet data as of December 31, 2000 and 2001 are derived from, and are qualified by reference to, our financial statements which are included herein, which have been audited by PricewaterhouseCoopers LLP. The historical statement of operations data for the years ended December 31, 1997 and 1998 and the balance sheet data as of December 31, 1997, 1998 and 1999 are derived from our audited financial statements not included in this report. Historical results are not necessarily indicative of results to be expected in the future.

                                              Year Ended December 31,
                               ----------------------------------------------
                                1997    1998      1999       2000      2001
                               ------  -------  ---------  --------  --------
Statement of Operations Data:
Revenues:
   License fees and other
     professional services.... $   --  $    --  $     690  $  6,297  $  6,981
   E-commerce.................    196      478      3,192    45,407    16,230(a)
                               ------  -------  ---------  --------  --------
Total revenues................    196      478      3,882    51,704    23,211
                               ------  -------  ---------  --------  --------
Cost of revenues
   License fees and other
     professional services....     --       --        449     3,841     5,116
   E-commerce.................     --       42      2,977    44,392    15,393(a)
                               ------  -------  ---------  --------  --------
Total cost of revenues........     --       42      3,426    48,233    20,509
                               ------  -------  ---------  --------  --------
   Gross profit...............    196      436        456     3,471     2,702
                               ------  -------  ---------  --------  --------
Operating expenses:
   Development................    140    1,191      9,064    17,035    11,291(b)
   Sales and marketing........    257    1,706     19,522    20,073    11,492(b)
   General and administrative.    457    1,104      7,136    55,023    54,800
   Purchased in-process
     research and development.     --      791         --       700        --
   Restructuring..............     --       --         --     2,202    10,650(b)
                               ------  -------  ---------  --------  --------
Total operating expenses......    854    4,792     35,722    95,033    88,233
                               ------  -------  ---------  --------  --------
Operating loss................   (658)  (4,356)   (35,266)  (91,562)  (85,531)
Net interest income (expense).    (32)      80      1,869     7,149     2,694
                               ------  -------  ---------  --------  --------
Loss before income taxes......   (690)  (4,276)   (33,397)  (84,413)  (82,837)
Income tax benefit............     --       54        219        66        --
                               ------  -------  ---------  --------  --------
Net loss......................   (690)  (4,222)   (33,178)  (84,347)  (82,837)
Accretion of mandatorily
  redeemable preferred stock..     --     (328)   (79,289)       --        --
                               ------  -------  ---------  --------  --------
Net loss available to common
  stockholders................ $ (690) $(4,550) $(112,467) $(84,347) $(82,837)
                               ======  =======  =========  ========  ========
Net loss per common
  share--basic and diluted.... $(0.20) $ (1.33) $  (18.10) $  (2.99) $  (2.86)
Weighted average common
  shares outstanding..........  3,412    3,412      6,215    28,243    28,919

                                                As of December 31,
                               ----------------------------------------------
                                1997    1998      1999       2000      2001
                               ------  -------  ---------  --------  --------
Balance Sheet Data:
Cash and cash equivalents..... $  331  $ 5,391  $  98,126  $ 20,163  $ 25,370
Working capital (deficit).....    (28)   6,413    119,983    55,473    34,031
Total assets..................    385    9,173    156,902   203,193   115,926(a),(b)
Long-term liabilities.........     79      385      1,257     1,524     1,188
Mandatorily redeemable
  convertible preferred stock.     --   10,883         --        --        --
Stockholders' equity (deficit)    (81)  (3,102)   149,819   187,125   107,186

--------
(a) The Company began recording revenues from e-commerce transactions on a net basis (i.e., as an agent) as of May 1, 2001. See Revenue Recognition in
    Note 2 to our financial statements.
(b) In June 2001, the Company announced a restructuring that would eliminate certain unprofitable business lines and approximately one-half of its employees located in the U.S. (see Note 18).

(c) Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes, which appear elsewhere in this report.

   Some of the statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report contain forward-looking information. You can identify these statements by forward-looking words such as ''expect,'' ''anticipate,'' ''believe,'' ''goal,'' ''plan,'' ''intend,'' ''estimate,'' ''predict,'' "project," ''potential,'' ''continue,'' ''may,'' ''will,'' and ''should'' or similar words. They include statements concerning:

    . future growth and spending trends in the pharmaceutical and biotechnology industries;

    .  expansion of our product and service offerings;

    .  future sources of revenues and anticipated revenue growth;

    .  future development expenses;

    .  future sales and marketing expenses;

    .  future general and administrative expenses;

    .  future stock-based customer acquisition costs;

    .  future operating expenses;

    .  future interest income;

    .  future cash flows;

    .  future operating losses;

    .  the effect of changes in our accounting policies;

    .  future licensing of software from third parties;

    .  the length of our sales cycle;

    .  our international expansion;

    .  the effects of our restructuring program; and

    .  the adequacy of our existing liquidity and capital resources.

   You should be aware that these statements are subject to known and unknown risks, uncertainties and other factors, including those discussed in the section entitled ''Factors That May Affect Future Results,'' that could cause the actual results to differ materially from those suggested by the forward-looking statements.

Overview

   SciQuest is a software, information and services company that provides solutions to enhance research operations for pharmaceutical, biotechnology and other research-based organizations. SciQuest is focused on enabling researchers and their organizations to reduce costs, improve efficiencies, increase quality and speed the process of research. Our software products can be utilized independently or integrated with leading software, automation equipment and supplier systems to enhance innovation, reduce costs, and improve operational effectiveness.

   We were incorporated in November 1995 and commenced operations in January 1996. During 1996, we focused on developing our business model and the required technology. We did not begin to recognize any revenues until 1997. We launched our public e-commerce marketplace in 1999. Beginning with our acquisition of EMAX in 2000, we have offered software products to the scientific products industry. In 2001, we began discontinuing our order processing services as we focused on providing software products and services.

   In 1999, we entered into strategic relationships with a number of key suppliers and buyers of scientific products, whereby we issued to these suppliers and buyers warrants to purchase the Company's common stock at an exercise price of $0.01 per share. These warrants vest over a period of three to five years and will be exercisable until 2004. At December 31, 2001, warrants to acquire 3,544,434 shares of common stock were outstanding.

   We have recorded net deferred customer acquisition costs of approximately $4.1 million at December 31, 2001, related to these outstanding warrants, which is included as a separate component of stockholders' equity. Deferred customer acquisition costs are determined based on the difference between the closing trading price of our common stock and the $0.01 exercise price of the stock warrants, which approximates the value as determined by the Black-Scholes option pricing model. The amount of deferred customer acquisition costs recognized for all of the warrants issued to our key suppliers and buyers is adjusted each reporting period based on changes in the fair value of the warrants until such date as the warrants are fully vested and non-forfeitable. Deferred customer acquisition costs will be amortized to operating expense, using a cumulative catch-up method, over the term of the related contractual relationship. We recorded net (benefit) expense from stock-based customer acquisition costs of ($6,974,000) and $2,055,000 for the years ended December 31, 2000, and 2001, respectively. These amounts include $400,000 and $200,000 of amortization of prepaid customer acquisition fees for the years ended December 31, 2000 and 2001, respectively.

   As part of a restructuring program announced in November 2000, we reduced our workforce by approximately 10%. In connection with this reduction, we recorded a charge of approximately $2.2 million in the fourth quarter of 2000 related to separation benefits paid to those affected employees and the write-down of assets related to unprofitable business lines. In the first and second quarters of 2001, we further reduced the number of full-time employees by approximately 100 and 130 people, respectively. The second quarter reduction was part of a restructuring program announced in June 2001, which included charges of approximately $1.6 million for separation benefits to those affected employees, $6.7 million of assets and approximately $2.4 million of other costs and lease obligations relating to the unprofitable business lines to be eliminated. As a result, we expect our operating expenses and our cash outflow from operations to be lower in 2002 as compared to prior years.

   In 2000, we acquired all of the outstanding capital stock of EMAX Solution Partners, Inc., a provider of electronic research solutions designed to optimize pharmaceutical drug research operations and expedite drug discovery, for the issuance of 1,584,010 shares of our common stock and the assumption of 374,152 outstanding stock options. In addition, we granted to EMAX employees a total of 113,980 SciQuest, Inc. stock options (the ''Additional Options''), pursuant to the SciQuest, Inc. 1999 Stock Incentive Plan. These Additional Options were granted at an exercise price that was less than the fair value of our common stock on the date of grant. In connection with the grant of these options, we recorded approximately $5.2 million of deferred compensation, which is being amortized in accordance with the vesting schedule of the related options. The acquisition of EMAX was accounted for using the purchase method of accounting. The acquisition of EMAX enables us to provide electronic and Internet-based solutions that are designed to streamline the drug discovery processes of our customers, including large pharmaceutical, biotechnology and life science companies, by integrating their supply chains with critical research processes.

   EMAX incurs development costs in the customization of its software products sold to customers. These costs are primarily comprised of salaries and related benefits for EMAX's employees and contractors. EMAX typically retains the intellectual property rights to modifications made to its software products for individual customers and is then able to offer these modifications to future customers. EMAX capitalizes its software development costs upon the achievement of technological feasibility and ceases capitalization when the software product is available for general release. Losses expected to be incurred on custom development and implementation services contracts in process, for which the fee is fixed, are charged to income in the period in which the estimated losses are initially identified.

   In 2000, we acquired all of the outstanding capital stock of SciCentral, Inc. for a total purchase price of $2.7 million, which included the issuance of 40,000 shares of our common stock, cash payments of $112,000 for acquisition-related expenses and the assumption of approximately $15,000 in net liabilities. SciCentral, Inc. provides users with a gateway to online science and technology resources, news and information.

   In 2000, we acquired all of the outstanding capital stock of Intralogix, Inc. for a total purchase price of $2.2 million, which included the issuance of 26,930 shares of our common stock, $295,000 in cash and the assumption of $72,000 in liabilities. Intralogix provides tools that enable scientists to search, compare and purchase chromatography products for their research needs.

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

   Revenues consist of (1) sales of software licenses and fees for implementation, customization and maintenance services related to these software licenses, (2) sales of scientific products in e-commerce transactions originating on our web sites, (3) sales of scientific equipment, (4) advertising revenues from our web sites, and (5) advertising revenues from the Source Book. Prior to the launch of our e-commerce marketplace in April 1999, substantially all of our revenues were derived from advertising on our web sites. Revenues from e-commerce transactions became a significant source of our revenues in the third quarter of 1999. Sales of scientific equipment were a significant source of revenues in the second and third quarters of 2000 as we sought to introduce new pharmaceutical, clinical, biotechnology, chemical, industrial and educational organizations to our marketplace. Transactions involving the sale of scientific equipment typically have significantly higher gross sales prices, on a per-transaction basis, and lower gross margins than do transactions for scientific products in e-commerce transactions originating on our web sites. During the second and third quarters of 2001, we began the process of discontinuing our order processing services, which process was completed in 2001. This significantly reduced the level of e-commerce transactions during said periods. In connection with this restructuring, we expect that sales of software licenses and fees for implementation, customization and maintenance services related to these software licenses will be the primary source of revenues in future periods.

   We recognize revenue from the sale of licenses to our software products, the implementation and customization of our software products and the sale of maintenance and support contracts. We recognize revenues from the sale of licenses to our software products and implementation and customization of these software products on a percentage-of-completion basis over the period of the customization and implementation services, which generally ranges from three to nine months. We recognize revenues from the sale of maintenance and support contracts ratably over the period of the maintenance and support agreements, which is typically twelve months. Revenues from the sale of standardized versions of software are recognized upon customer acceptance in accordance with Statement of Position 97-2, ''Software Revenue Recognition.''

   We have historically offered various web-based solutions where potential buyers can cross-search content from multiple suppliers and build a multiple line item order for products from various suppliers. Historically, when a purchaser placed an order through our marketplace, we have purchased that item from the supplier at either a pre-negotiated price or at a discount from the supplier's list price and have arranged for shipment to the purchaser. We have historically taken legal title to the products purchased at the date of shipment and relinquished title to our customers upon delivery. After the customer received the product, we began the collection process by presenting a consolidated invoice to the customer for the products represented in the order. Payment by the customer to us was then made through a traditional account setup and payment system or, in some cases, by credit card/procurement card. We have offered extended payment terms to our customers who purchased scientific equipment as these transactions have higher dollar values. We bore all credit risk on sales, and we were obligated to pay the supplier of the products that we purchased regardless of whether we received payment from the customer for the products. For each transaction through April 2001, we recognized revenue in the amount of the sales price of the item to the customer and recognized the amount paid to the supplier plus shipping costs as cost of goods sold. The difference between revenues and cost of goods sold represented our gross profit.

   Through April 2001, revenues from sales of scientific products in e-commerce transactions and from sales of scientific equipment were recorded as product revenues on a gross basis and were recognized upon receipt by our customers. Product shipments were generally made on our designated carriers and we were responsible for shipping costs which are recorded as cost of revenues. We invoiced the customer for the shipping costs.

   Advertising revenues are recognized ratably over the period in which the advertisement is displayed. Revenues from advertising included in the Source Book are recognized at the date the Source Book is published and distributed, which historically has been in the second quarter of the fiscal year.

Change in Business Procedure Affecting Revenue Reporting

   Prior to May 1, 2001, we took legal title to the scientific products that we purchased from our suppliers and that, in turn, were sold to our customers in e-commerce transactions. As of May 1, 2001, we no longer took legal title to these products. Instead, we acted as an agent on behalf of the customer, and title passed directly from the supplier to the customer. This change allowed us to reduce or eliminate some of our general and administrative expenses, such as product insurance, regulatory compliance, sales tax filings and other related order processing costs. We continue to be responsible for the collection of the receivable and to bear the resulting credit risk.

   Since we act as an agent for the customer and not as the primary obligor in the transaction for orders after May 1, 2001, we no longer record sales of scientific products and scientific equipment in e-commerce transactions on a gross basis. For each sale, we recognize revenue in the amount of the net commission that we earn for processing the transaction and/or payment for services. As a result of this change in our method of reporting revenue, we recorded much lower gross revenues from e-commerce transactions during 2001; however, our gross profit from e-commerce transactions was not materially affected although our gross margin as a percentage of related net revenue increased.

   During the second half of 2001, we finalized the process of discontinuing our order processing services to our customers. This significantly reduced the level of e-commerce transactions during the last half of 2001.

Critical Accounting Policies

   Our consolidated financial statements are prepared in accordance with generally accepted accounting principles utilized in the U.S. Our significant accounting policies are fully described in Note 2 to the consolidated financial statements included under Item 8 of this Form 10-K. However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require a higher degree of judgment and complexity. While the estimates and judgments associated with the application of these policies may be affected by different assumptions and conditions, we believe the estimates and judgments associated with the reported amounts are appropriate in the circumstances. The following is a summary of our more significant accounting policies and how they impact our financial statements.

   Gross versus net e-commerce revenues presentation. As noted above, prior to May 1, 2001, we took legal title to the products that we purchased from our suppliers and that in turn, were sold to customers in e-commerce transactions. Because we were the primary obligor in these transactions, we recorded the revenue on a gross basis, whereby we recorded the price at which we sold the products to the customer as gross revenue and the amount we paid the supplier was recorded as cost of sales. Subsequent to May 1, 2001, when we stopped taking legal title to the product, we were no longer the primary obligor. Instead, we acted as an agent on behalf of the customer, and title passed directly from the supplier to the customer. Therefore, we no longer recorded the revenue on a gross basis. For each sale, we recognize revenue in the amount of the net commission that we earned for processing the transaction. In addition, during 2001, we completed the transition away from the e-commerce transaction processing business model. As a result of the above, our revenues from e-commerce transactions in 2001 were much lower than in 2000.

   Licenses fees and other professional services revenue. We sell software licenses and provide professional services to implement and configure the software to customer needs. We record the revenue from the sale of software licenses and custom development and implementation services under fixed-fee contracts using the percentage-of-completion method over the term of the development and implementation services. Therefore, the amount of revenue recognized is sensitive to the estimates to complete the remaining services. These estimates are reviewed and revised monthly. Estimates are based on project managers' detailed implementation plans predicated on significant historical experience. If increases in projected cost to complete are sufficient to create an overall loss on an in-process contract, the entire estimated loss is charged against income in the period the estimated loss is initially identified. Revenue from the sale of standardized versions of our software is recorded upon customer acceptance. We also sell maintenance contracts, which are recognized over the term of the arrangement.

   Development costs. Development costs include expenses to develop, enhance, manage, monitor and operate our web sites and costs of managing and integrating data on our web sites and developing hosted software to be licensed. We capitalize these costs and amortize them over the estimated life of the application. The amount being capitalized and the amount amortized is dependent upon our ability to track and capture all application development costs associated with these multiple projects and our ability to estimate accurately their useful lives, respectively.

   Capitalized software costs. Software development costs related to software products sold to customers are required to be capitalized beginning when a product's technological feasibility has been established and ending when a product is available for general release to customers. These capitalized costs are then amortized over a period of two to three years. The amount being capitalized and the amount amortized is dependent upon our ability to track and capture all application development costs associated with these multiple projects and our ability to estimate accurately their useful lives, respectively.

   Deferred customer acquisition costs. Deferred customer acquisition costs relate to common stock warrants given to several key suppliers and buyers of scientific products. The amount of deferred customer acquisition costs is and will be adjusted in each reporting period based on changes in the fair value of the underlying common stock until the warrants are fully vested and non-forfeitable. Deferred customer acquisition costs will be amortized as a non-cash charge to sales and marketing expense over the term of the related contractual relationship using a cumulative catch-up method. The terms of the contractual relationships range from three to five years. The value of these warrants is adjusted each reporting period based upon the closing trading price of our common stock at each balance sheet date. As discussed above, changes in our closing trading price from one reporting period to the next will affect our amortization of these costs, and consequently, our results of operations. Because the amortization of these costs is dependent upon the trading price of our common stock, we cannot predict the future impact of this amortization on our results from operations.

   Allowance for doubtful accounts. The Company bears all risk of loss on credit sales of products in e-commerce transactions as well as sales of licenses and professional services. The allowance for doubtful accounts at December 31, 2001 represents approximately 17% of current and long-term accounts receivable. Management's estimate is developed from analysis of each individual customer account. One customer represents approximately 72% of the gross accounts receivable balance. Based on current economic conditions and historical experience, we feel the allowance is adequate. However, if general economic conditions worsen, it could negatively impact the ability of customers to pay their obligations to us.

   Goodwill and intangible asset valuation. We have historically evaluated the recoverability of goodwill and other intangible assets recorded on our balance sheet based on the estimated future undiscounted cash flows attributable to the assets or asset groups to which such goodwill and intangible assets relate. We writedown the carrying value of goodwill and or any intangible asset when the carrying value exceeds the anticipated undiscounted cash flows. We base the estimated future undiscounted cash flows on actual operating budgets and other assumptions that management deems reasonable. However, because we have recently changed our revenue model from e-commerce transactions to a software and related services model, there is very little history with which to base future estimated cash flows. If future operations are below our current expectations, there may be a need to revise these cash flow estimates indicating a writedown is necessary. Any resulting writedown may be material to our financial position and results of operations.

   New accounting standards will require a change in the methodology for measuring impairment in future periods from an undiscounted cash flow approach to a discounted cash flow approach (see Note 2 to the Financial Statements). The assumptions used in discounting cash flows attributable to the reporting units to which goodwill and intangible assets relate, could have a material impact on our estimates of the recoverability of these assets and, in turn, necessitate an impairment charge that was not required under previously existing accounting standards.

Results of Operations

   The following table sets forth certain operating data as a percentage of total revenues for the periods indicated.

                                                     1999      2000     2001
                                                   --------   ------   ------
 Statement of Operations Data:
 Revenues:
    License fees and other professional services..      -- %    10.7%    30.1%
    E-commerce....................................    100.0     89.3     69.9
                                                   --------   ------   ------
                                                      100.0    100.0    100.0
                                                   --------   ------   ------
 Cost of revenues:
    License fees and other professional services..       --      6.8     22.0
    E-commerce....................................     88.3     86.5     66.4
                                                   --------   ------   ------
                                                       88.3     93.3     88.4
                                                   --------   ------   ------
 Gross profit:
    License fees and other professional services..       --      3.8      8.1
    E-commerce....................................     11.7      2.9      3.5
                                                   --------   ------   ------
                                                       11.7      6.7     11.6
                                                   --------   ------   ------
 Operating expenses:
    Development...................................    233.5     32.9     48.6
    Sales and marketing...........................    502.9     38.8     49.5
    General and administrative....................    183.6    106.4    236.1
    Purchased in-process research and development.       --      1.4       --
    Restructuring.................................       --      4.3     45.9
                                                   --------   ------   ------
 Total operating expenses.........................    920.0    183.8    380.1
                                                   --------   ------   ------
 Operating loss...................................   (908.3)  (177.1)  (368.5)
 Net interest income (expense)....................     48.1     13.8     11.6
                                                   --------   ------   ------
 Loss before income taxes.........................   (860.2)  (163.3)  (356.9)
 Income tax benefit...............................      5.6      0.1       --
                                                   --------   ------   ------
 Net loss.........................................   (854.6)  (163.2)  (356.9)
                                                   --------   ------   ------
 Net loss available to common stockholders........ (2,896.8)% (163.2)% (356.9)%
                                                   ========   ======   ======

Year Ended December 31, 2001 and 2000

  Revenues

   Revenues for the years ended December 31, 2001 and 2000 have been derived primarily from the sale of licenses to our software products and the implementation and customization of our software products and from the sale of scientific products and scientific equipment in e-commerce transactions.

   During the years ended December 31, 2001 and 2000, we recognized $7.0 million and $6.3 million, respectively, of revenue from fees from licenses and other professional services. These amounts include revenue related to advertising sold in the BioSupplyNet Source Book of $670,000 and $790,000, respectively. Such revenue is recorded annually when the Source Book is published.

   E-commerce revenues decreased to $16.2 million for the year ended December 31, 2001 from $45.4 million for the year ended December 31, 2000. As we previously discussed, effective May 1, 2001, we discontinued taking legal title to products we purchased from our suppliers and, in turn, sold to our customers. As a result, for products sold after May 1, 2001, we record revenue as the net commission that we earn for processing the transaction. Therefore, revenues for the year ended December 31, 2001 were comprised of sales prior to May 1, 2001, totaling $15.7 million, which were recorded on a gross basis and commissions earned on transactions for orders placed on or after May 1, 2001 totaling $0.5 million. The value of product transactions for which we did not take title was $10.0 million. Therefore, the total value of scientific product transactions processed during the year ended December 31, 2001 was $25.7 million. This is compared to $34.2 million of sales of scientific products and $11.2 million of scientific equipment during the year ended December 31, 2000. There have been no sales of scientific equipment in 2001.

   During the year ended December 31, 2001, three customers accounted for 21%, 13% and 12%, respectively, of gross revenues. There can be no assurance that these customers will continue to purchase at these levels.

  Cost of Revenues

   Cost of revenues for license fees and other professional services primarily consist of personnel costs for employees who work directly on the development and implementation of customized electronic research solutions and who provide maintenance to customers as well as the amortization of capitalized software development costs. Cost of revenues relating to the BioSupplyNet Source Book consists primarily of printing, publishing and distribution of the Source Book. Cost of e-commerce revenues related to transactions for orders placed prior to May 1, 2001 primarily consists of the purchase price of scientific products sold in these transactions and related shipping costs for these products.

   Cost of revenues for license fees and other professional services for the years ended December 31, 2001 and 2000 was $5.1 million and $3.8 million, respectively, of which $2.6 million and $1.5 million, respectively, related to the amortization of capitalized software development costs. Also included in the cost of revenues for license fees and other professional services are the costs related to the BioSupplyNet Source Book of $290,000 and $310,000, during the years ending December 31, 2001 and 2000, respectively.

   Cost of e-commerce revenues decreased to $15.4 million for the year ended December 31, 2001 from $44.4 million for the year ended December 31, 2000. The primary reasons for this decrease were that we stopped taking legal title to products sold as of May 1, 2001 and that we substantially reduced e-commerce transaction volume during 2001. The cost of products related to sales for which we did not take title was $9.5 million. Therefore, the cost of e-commerce revenues would have been $24.9 million (had we continued to take legal title to products sold) and $33.5 million for the years ended December 31, 2001 and 2000, respectively. Cost of scientific equipment for the year ended December
31, 2000 was $10.9 million. There were no sales of scientific equipment in 2001.

  Gross Profit

   Gross profit decreased to $2.7 million for the year ended December 31, 2001 from $3.5 million for the year ended December 31, 2000.

   Gross profit from licenses and professional fees was $1.9 million and $2.5 million, for the years ended December 31, 2001 and 2000, respectively, of which $1.5 million and $2.0 million, respectively, related to license fees and $380,000 and $480,000, respectively, were derived from the Source Book.

   Gross profit on the sale of scientific products and equipment was $0.8 million and $1.0 million, which represented approximately 5.2% and 2.2%, for the years ended December 31, 2001 and 2000, respectively. This increase in the gross margin percentage resulted, in part, because we stopped taking legal title to products sold on or after May 1, 2001. This had the effect of increasing the gross profit percentage for the year, without any effect on the gross profit dollars. The gross profit percentage on all products sold would have been 3.3% for the year ended December 31, 2001, had we continued to take legal title to products sold.

  Operating Expenses

   Development Expenses. Development expenses consist primarily of personnel and related costs to develop, operate and maintain our software, aggregate data and the amortization of capitalized development costs. Development costs decreased to $11.3 million for the year ended December 31, 2001 from $17.0 million for the year ended December 31, 2000. This decrease resulted from decreased expenses required to develop our e-commerce fulfillment system and list suppliers' products on our web sites as we transitioned out of the order processing business model. We reduced our development costs related to our e-commerce business as we focused on selling software and services. During the years ended December 31,

2001 and 2000, we capitalized approximately $6.2 million and $8.0 million, respectively, of certain costs related to software and web site development projects. We expect our development expenses to be lower in 2002 as compared to 2001.

   Included in development cost is the amortization of non-cash stock-based employee compensation expense, which totaled $0.4 million and $1.0 million for the years ended December 31, 2001 and 2000, respectively. This is primarily due to stock options that had been issued to employees with exercise prices less than fair value on the date of grant since December 31, 1999. Deferred compensation recorded due to the issuance of such stock options is charged to stock-based employee compensation expense over the vesting term of the options.

   Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, travel expenses, public relations expenses and marketing materials. Sales and marketing expenses decreased to $11.5 million for the year ended December 31, 2001 from $20.1 million for the year ended December 31, 2000. This decrease resulted primarily from reducing the number of sales and marketing personnel to market our products and services and from reducing advertising and promotion expenses for our e-commerce marketplace. Sales and marketing expenses for years ended December 31, 2001 and 2000 include $0.2 million and $1.0 million, respectively, of amortization of non-cash stock based employee compensation. Also included in sales and marketing expenses for the years ended December 31, 2001 and 2000 is amortization expense (benefit) of non-cash stock based customer acquisition costs of $2.1 million and ($7.0) million, respectively.

   Stock-based customer acquisition costs represent the amortization of deferred customer acquisition costs that were initially recorded in November 1999 upon the issuance of common stock warrants to key suppliers and customers. The value of these warrants is adjusted each reporting period based upon the closing trading price of our common stock at each balance sheet date. Decreases in our closing trading price from one reporting period to the next will likely result in a benefit, and increases in our closing trading price will likely result in charges to expense. Because the amortization of these costs is dependent upon the trading price of our common stock, we cannot predict the future impact of this amortization on our results from operations.

   We expect our sales and marketing expenses, apart from the amortization of stock-based customer acquisition costs, to be lower in 2002 than in 2001 due to our reduction in the number of personnel in our sales and marketing departments.

   General and Administrative Expenses. General and administrative expenses consist primarily of personnel and related costs for our customer care department and general corporate functions, including finance, accounting, legal, human resources, investor relations, facilities, amortization of goodwill and non-cash stock based employee compensation. General and administrative expenses decreased to $54.8 million for the year ended December 31, 2001 from $55.0 million for the year ended December 31, 2000. General and administrative expenses includes an increase in goodwill amortization of $7.9 million relating primarily to our acquisition of EMAX Solutions in March 2000. There was no goodwill amortization realted to EMAX during the first three months of 2000. This increase in goodwill amortization is offset by reduced personnel and related costs in these functional areas. Amortization of goodwill resulting primarily from the acquisition of EMAX in March 2000 and other intangibles was $39.6 million and $31.8 million during the years ended December 31, 2001 and 2000, respectively. General and administrative expenses also include a charge of $0.5 million and $2.5 million relating to non-cash stock based employee charges in the years ended December 31, 2001 and 2000, respectively. General and administrative expenses before these non-cash charges decreased by $6.1 million, primarily due to reduced personnel. We expect general and administrative expenses to be lower in 2002 than in 2001, as we realize the savings impact of the previous reductions in personnel.

   Purchased In-process Research and Development. For the year ended December 31, 2000, we recognized an in-process research and development charge of $0.7 million as a result of the acquisition of EMAX. Based on management's valuation of EMAX and its assets, we allocated $0.7 million of the EMAX purchase price of $123 million to software products being developed by EMAX that had not reached technological feasibility and had no alternative use at the date of the acquisition of EMAX. At the date of the acquisition, these software products being developed by EMAX were approximately 15% complete. We did not acquire any in-process research and development in 2001.

   Restructuring. In June 2001, we announced a restructuring of our business to essentially eliminate outsourced procurement services. The restructuring included the elimination of certain unprofitable business lines and a resultant reduction in workforce of approximately half of the employees located in the United States. The total restructuring charge was $10.7 million and included approximately $1.6 million for employee separation benefits, $6.7 million of assets and approximately $2.4 million of other costs and lease obligations relating to the unprofitable business lines to be eliminated.

   In November 2000, we reduced our workforce by approximately 10%. In connection with this reduction, we recorded a charge of approximately $2.2 million in the fourth quarter of 2000 related to separation benefits paid to those affected employees and the write-down of assets related to unprofitable business lines that management decided to eliminate.

  Other Income (Expense)

   Other income (expense) consists of interest income earned on cash deposited in money market accounts and invested in short and long term U.S. Government obligations partially reduced by interest expense incurred on capital lease obligations. Net interest income decreased to $2.7 million for the year ended December 31, 2001 from net interest income of $7.1 million for the year ended December 31, 2000. This decrease resulted from our use of cash and investments to fund operations during 2000 and 2001 and a reduction in interest rates during 2001. We expect net interest income to be lower in 2002 than in 2001.

  Income Tax Benefit

   Income tax benefit decreased to zero for the year ended December 31, 2001 from $0.1 million for the year ended December 31, 2000. The decrease in income tax benefit was the result of the reduction in net deferred tax liabilities to zero during the year ended December 31, 2000.

  Net Loss Available to Common Stockholders

   Net loss available to common stockholders decreased to $82.8 million for the year ended December 31, 2001 from $84.3 million for the year ended December 31, 2001.

Year Ended December 31, 2000 and 1999

  Revenues

   Revenues for the year ended December 31, 2000 were derived primarily from the sale of scientific products in e-commerce transactions, from the sale of scientific equipment and from the sale of licenses to our software products and the implementation and customization of our software products.

   E-commerce revenues increased to $45.4 million for the year ended December 31, 2000 from $3.2 million for the year ended December 31, 1999. This increase was due primarily to $34.2 million in revenues from the sale of scientific products in e-commerce transactions and $11.2 million from the sale of scientific equipment during the year ended December 31, 2000, as compared to $3.2 million and $0, respectively, for the year ended December 31, 1999 as our e-commerce marketplace was not implemented until April 1999 and as we did not begin selling scientific equipment until the second quarter of 2000.

   In addition, primarily as a result of the acquisition of EMAX in March 2000, we recognized $6.3 million and $0.7 million in software license, implementation and maintenance revenues for the years ended December 31, 2000 and 1999, respectively. This revenue includes revenue related to advertising sold in the BioSupplyNet Source Book of $790,000 and $690,000, respectively. Such revenue is recorded annually when the Source Book is published.

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

   Cost of e-commerce revenues increased to $44.4 million for the year ended December 31, 2000 from $3.0 million for the year ended December 31, 1999. Cost of e-commerce revenues increased primarily due to $33.5 million in costs related to the sale of scientific products in e-commerce transactions and $10.9 million in costs related to the sale of scientific equipment during the year ended December 31, 2000, as compared to $3.0 million and $0, respectively, for the year ended December 31, 1999 as our e-commerce marketplace was not implemented until April 1999 and as we did not begin selling scientific equipment until the second quarter of 2000.

   In addition, primarily as a result of the acquisition of EMAX in March 2000, cost of revenues for license fees and other professional services for the year ended December 31, 2000 was $3.0 million, of which $1.5 million related to the amortization of capitalized software development costs. Also included in the cost of revenue are the costs related to the BioSupplyNet Source Book of $310,000 and $450,000, during the years ended December 31, 2000 and 1999, respectively.

  Gross Profit

   Gross profit increased to $3.5 million for the year ended December 31, 2000 from $0.5 million for the year ended December 31, 1999. Gross profit has increased as a result of increased product sales resulting from the launch of our e-commerce marketplace in April 1999, the commencement of scientific equipment sales, which began in the second quarter of 2000, and the acquisition of EMAX in March 2000. Gross profit on sales of scientific products and equipment increased to $1.0 million for the year ended December 31, 2000 from $0.2 million for the year ended December 31, 1999. The acquisition of EMAX contributed $2.0 million of gross profit for the year ended December 31, 2000. Gross profit related to the BioSupplyNet Source Book was $480,000 and $240,000 for the years ended December 31, 2000 and 1999, respectively.

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

   Stock-based customer acquisition costs represent the amortization of deferred customer acquisition costs that were initially recorded in November 1999 upon the issuance of common stock warrants to key suppliers and customers. The value of these warrants is adjusted each reporting period based upon the closing trading price of the Company's common stock at each balance sheet date. Decreases in our closing trading price from one reporting period to the next will likely result in a benefit, and increases in our closing trading price will likely result in charges to expense. Because the amortization of these costs is dependent upon the trading price of our common stock, we cannot predict the future impact of this amortization on our results from operations.

   General and Administrative Expenses. General and administrative expenses consist primarily of personnel and related costs for our customer care department and general corporate functions, including finance, accounting, legal, human resources, investor relations, facilities, amortization of goodwill and non-cash stock based employee compensation. General and administrative expenses increased to $55.0 million for the year ended December 31, 2000 from $7.1 million for the year ended December 31, 1999. The increase in general and administrative expenses is primarily the result of increased amortization of goodwill and other intangible assets, primarily resulting from the acquisition of EMAX in March 2000. Amortization of goodwill and other intangibles increased to $31.8 million in 2000 from $0.2 million in 1999. General and administrative expenses also include a charge of $2.5 million and $0.1 million relating to non-cash stock based employee charges in the years ended December 31, 2000 and 1999, respectively. General and administrative expenses also increased as a result of increased payroll costs due to the increase in the number of general and administrative personnel and an increase in professional fees and facilities costs incurred to support the growth of our business. This increase also includes $2.4 million of general and administrative expenses incurred by EMAX, which was acquired in March 2000. In addition, we experienced an increase in general and administrative costs as a result of becoming a public company in November 1999, such as investor relations costs, directors and officers' insurance costs and increased legal and audit costs.

   Purchased In-process Research and Development. For the year ended December 31, 2000, we recognized an in-process research and development charge of $0.7 million as a result of the acquisition of EMAX. Based on management's valuation of EMAX and its assets, we allocated $0.7 million of the EMAX purchase price of $123 million to software products being developed by EMAX that had not reached technological feasibility and had no alternative use at the date of the acquisition of EMAX. At the date of the acquisition, these software products being developed by EMAX were approximately 15% complete. We estimated at the acquisition date that we would incur a total of approximately $3.0 million to complete the development of these software products and that the development would be completed by March 2001. As of December 31, 2000, we had incurred approximately $3.7 million in software development costs related to these software products.

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

  Other Income (Expense)

   Other income (expense) consists of interest income earned on cash deposited in money market accounts and invested in short and long term U.S. Government obligations partially reduced by interest expense incurred on capital lease obligations. Net interest income increased to $7.2 million for the year ended December 31, 2000 from net interest income of $1.9 million for the year ended December 31, 1999. The increase in net interest income was primarily the result of interest earned on proceeds received from our initial public offering in November 1999.

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

                                                   Quarter Ended
                  ------------------------------------------------------------------------------
                                   2000                                    2001
                  --------------------------------------  --------------------------------------
                  Mar. 31   June 30   Sept. 30  Dec. 31   Mar. 31   June 30   Sept. 30  Dec. 31
                  --------  --------  --------  --------  --------  --------  --------  --------
Revenues......... $  5,104  $ 12,824  $ 19,691  $ 14,085  $ 12,587  $  6,110  $  2,220  $  2,294

 Costs
 of
 revenues........    4,802    11,897    18,721    12,813    12,289     5,188     1,530     1,502
                  --------  --------  --------  --------  --------  --------  --------  --------

 Gross
 profit..........      302       927       970     1,272       298       922       690       792
                  --------  --------  --------  --------  --------  --------  --------  --------

 Operating
 expenses:

   Development...    3,580     4,560     3,555     5,340     4,213     3,059     2,159     1,860

   Sales
   and
   marketing.....    6,467     3,964     8,174     1,468     4,333     2,676     1,626     2,857

   General
   and
   administrative    5,924    16,275    16,756    16,068    15,331    14,774    13,062    11,633

   Purchased
   in-process
   research
   &
   development...      700        --        --        --        --        --        --        --

   Restructuring.       --        --        --     2,202        --    10,650        --        --
                  --------  --------  --------  --------  --------  --------  --------  --------

 Total
 operating
 expenses........   16,671    24,799    28,485    25,078    23,877    31,159    16,847    16,350
                  --------  --------  --------  --------  --------  --------  --------  --------
Loss
 from
 operations......  (16,369)  (23,872)  (27,515)  (23,806)  (23,579)  (30,237)  (16,157)  (15,558)

 Interest
 income,
 net
 of
 interest
 expense.........    2,109     1,941     1,717     1,382     1,123       836       513       222
                  --------  --------  --------  --------  --------  --------  --------  --------
Loss
 before
 income
 taxes...........  (14,260)  (21,931)  (25,798)  (22,424)  (22,456)  (29,401)  (15,644)  (15,336)

 Income
 tax
 benefit.........       55        11        --        --        --        --        --        --
                  --------  --------  --------  --------  --------  --------  --------  --------
Net
 loss............  (14,205)  (21,920)  (25,798)  (22,424)  (22,456)  (29,401)  (15,644)  (15,336)
Net
 loss
 per
 common
 share--basic
 and
 diluted......... $  (0.53) $  (0.77) $  (0.89) $  (0.78) $  (0.78) $  (1.02) $  (0.54) $  (0.53)
                  ========  ========  ========  ========  ========  ========  ========  ========

 Weighted
 average
 common
 shares
 outstanding.....   26,646    28,581    28,960    28,779    28,798    28,953    29,072    28,849
                  ========  ========  ========  ========  ========  ========  ========  ========

   We have a limited operating history upon which to evaluate our business and to predict revenues and plan operating expenses. We expect our quarterly operating results to vary significantly in the future due to a variety of factors, many of which are outside our control. Our revenues increased significantly in 2000 since the launch of our e-commerce marketplace in April 1999 and the acquisition of EMAX in March 2000, and revenues decreased in 2001 as we transitioned our business from processing e-commerce transactions to providing software and related services.

Liquidity and Capital Resources

   We have primarily funded our operations through private placements of our preferred stock during 1998 and 1999 and our initial public offering, which closed in November 1999. As of December 31, 2001, we had total cash and investments of $45.6 million, which is comprised of cash and cash equivalents of $25.4 million, short-term investments of $8.5 million and long-term investments of $11.7 million.

   Cash used in operating activities was $15.6 million and $61.0 million during the years ended December 31, 2001 and 2000, respectively. Cash used in operating activities was principally for the payment of our suppliers for purchases of scientific products, the development of our products and software, the execution of our sales and marketing efforts, and the support of our administrative and operations staff.

   Cash (provided) used by investing activities during the years ended December 31, 2001 and 2000 was ($21.2) million and $17.2 million, respectively. Cash used in investing activities has primarily been comprised of purchases of investments in US government obligations, commercial paper and corporate bonds, net of maturities, purchases of computer equipment and the capitalization of certain costs associated with the development of our web sites and with the development of research software systems. Cash was primarily provided from the maturity of investments.

   Cash (provided) used by financing activities during the years ended December 31, 2001 and 2000 was $0.4 million and ($0.3) million, respectively. During the years ended December 31, 2001, the Company borrowed $2.3 million and repaid lease obligations of $2.6 million and repurchased 304,000 shares of its common stock for $0.3 million. During the years ended December 31, 2001 and 2000, the Company received approximately $0.2 million and $1.3 million, respectively, in proceeds from exercises of stock options and warrants and from purchases under the employee stock purchase plan.

   Over the last 24 months we have incurred cumulative operating losses of $177.1 million and used $76.6 million of cash in operations. We have reduced our spending to an average of $2.6 million for net cash used in operating activities in each of the last two quarters following our restructuring. Based on this spending level, adjusted for our anticipated additional capital needs, we believe that our existing cash and investments of $45.6 million at December 31, 2001 will be sufficient to satisfy our cash requirements for more than the next year. There are significant uncertainties, based on recent economic conditions and our limited operating experience as a software and related services provider, as to whether debt or equity financing will be available when we are required to seek additional funds. Even if we are able to secure funds in the debt or equity markets, we may not be able to do so on terms that are favorable or acceptable to the Company. Any additional equity financing, if available, would likely result in substantial dilution to our existing stockholders.

   If we are unable to raise additional capital to continue to support our operations, we might be required to scale back, delay or discontinue one or more of our product offerings, which could have a material adverse affect on our business. Reduction or discontinuation of any one of our business components or product offerings could result in additional charges, which would be reflected in the period of the reduction or discontinuation.

New Accounting Pronouncements

   In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, "Business Combinations," which requires:
(1) that all business combinations be accounted for by the purchase method, thereby eliminating the pooling method, (2) that assets (including intangible assets) be recognized and valued apart from goodwill, and (3) that additional disclosures be made regarding business combinations and the resulting allocation of purchase price. We do not expect the adoption of SFAS No. 141 to have a material impact on our consolidated financial position or results of operations.

   In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," ("SFAS No. 142") the major provisions of which include: (1) the ceasing of amortization of goodwill and indefinite lived intangible assets, (2) the testing for impairment of goodwill and indefinite lived intangible assets at least annually, and (3) the removal of the restriction that the maximum amortization period of intangible assets with finite lives be limited to 40 years. The provisions of SFAS No. 142 will be effective beginning with our 2002 fiscal year. Any impairment losses from the initial application are to be reported as a cumulative effect of a change in accounting principle in accordance with APB 20, "Accounting Changes." The Company is currently in the process of determining the impact of the initial adoption of SFAS No. 142 on the consolidated financial position of the Company. Due to the Company's historically significant amounts of amortization expense related to goodwill and intangible assets (approximately $10 million per quarter) and the different methodology for testing impairment of goodwill, the adoption of SFAS No. 142 may have a material impact on the subsequently reported consolidated results of operations. The Company has $38.3 million of goodwill that is subject to the new impairment methodology. A portion or all of this goodwill may be written-off upon performing SFAS No. 142's transitional impairment test.

   In October 2001, the Financial Accounting Standards Based Board issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144"). SFAS No. 144, while retaining the fundamental recognition and measurement provision of SFAS No. 121, establishes a "primary-asset" approach to determining the cash flow estimation period for a group of assets and liabilities. Similarly, SFAS No. 144 retains the basic provisions of APB No. 30, but broadens the presentation to include a component of an entity. In addition, discontinued operations are no longer measured on a net realizable value basis and future operating losses are no longer recognized before they occur. Rather, discontinued operations are carried at the lower of carrying amount or fair value less cost to sell. Application of the provisions of SFAS No. 144 is required beginning with our 2002 fiscal year. We do not expect the adoption of SFAS No. 144 to have any impact on our financial statements or results of operations.

Quantitative and Qualitative Disclosures About Market Risk

   Most of our cash equivalents, short-term and long-term investments and capital lease obligations are at fixed interest rates, therefore the fair value of these investments is affected by changes in market interest rates. However, because our investment portfolio is primarily comprised of investments in U.S. Government obligations and high-grade commercial paper, an immediate 10% change in market interest rates would not have a material effect on the fair market value of our portfolio. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates.

Factors That May Affect Future Results

   Our future operating results may vary substantially from period to period based on a number of factors. The price of our common stock will fluctuate in the future, and an investor in our common stock is subject to a variety of risks, including but not limited to the specific risks identified below. Current and prospective investors are strongly urged to carefully consider the various cautionary statements and risks set forth below and elsewhere in this report.

Since we have a limited operating history with our current business model, forecasting future performance may be difficult.

   Our business model has evolved considerably since our company's inception. For instance, we launched our public e-commerce marketplace in April 1999. Beginning with our acquisition of EMAX in March 2000, we have increasingly focused our efforts on providing software products and services to enhance research operations for pharmaceutical, biotechnology and other research-based organizations. We have since discontinued our order processing services. Accordingly, we have only a limited operating history on which to evaluate our current business model. As a result of our limited operating history and the evolving nature of our business model, we may be unable to accurately forecast our revenues. We incur expenses based predominantly on operating plans and estimates of future revenues. Revenues to be generated from newly developed and evolving activities will be particularly difficult to forecast accurately. Our expenses are to a large extent fixed. We may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfalls. Accordingly, a failure to meet our revenue projections will have an immediate and negative impact on profitability. Finally, we cannot be certain that our evolving business model will be successful, particularly in light of our limited operating history.

We have a history of losses and anticipate incurring losses in the future. We may not achieve profitability.

   We incurred a net loss of $82.8 million for the year ended December 31, 2001. To date, we have not realized any profits, and as of December 31, 2001, we had an accumulated deficit of $205.8 million. We expect to incur substantial operating losses and continued negative cash flow from operations for the foreseeable future. In fact, we expect to continue generating losses through at least 2002. We may not be able to increase revenues sufficiently to achieve profitability.

Our future profitability and cash flows are dependent upon our ability to control expenses.

   Our operating plan to achieve profitability is based upon estimates of our future expenses. For instance, we significantly reduced our development expenses, certain sales and marketing expenses and general and administrative expenses during 2001. If our future expenses are greater than anticipated, our ability to achieve profitability when expected may be negatively impacted. In addition, greater than anticipated expenses may negatively impact our cash flows, which could cause us to expend our capital faster than anticipated. While we expect our existing capital to be sufficient for more than the next year, lower than expected cash flows due to increased expenses could require us to raise additional capital in order to maintain our operations. There can be no assurance that we will be able to raise such funds on favorable terms, or at all.

Our future profitability and cash flows are also dependent upon our ability to achieve revenue growth.

   Our operating plan to achieve profitability is based upon estimates of our revenues and assumes that will achieve license fee and related revenues that substantially exceed historical levels. Our ability to achieve this projected revenue growth is largely dependent on the results of our sales efforts. In 2001, we restructured our sales force to increase the focus on sales of our software products and services and reduce certain sales and marketing expenses. We cannot assure you that our sales force will be successful in achieving the sales levels required to achieve profitability. If our future revenues are less than anticipated, our ability to achieve profitability when expected may be negatively impacted. In addition, lower than anticipated revenues may negatively impact our cash flows, which could cause us to expend our capital faster than anticipated. While we expect our existing capital to be sufficient for more than the next year, lower than expected cash flows as a result of lower revenues could require us to raise additional capital in order to maintain our operations. There can be no assurance that we will be able to raise such funds on favorable terms, or at all.

Revenues from e-commerce transactions have historically comprised a significant portion of our revenues. The failure to replace these revenues with license fee revenues could have a material adverse effect on our revenues and earnings.

   As we have shifted our focus to providing technology solutions and away from processing e-commerce transactions, our revenues from e-commerce transactions have decreased significantly and are expected to be inconsequential in 2002. Consequently, our revenues are now dependent on sales of software licenses and related revenues. We cannot assure you that we will be successful in growing software license revenue. As part of our revenue generation efforts, we have entered into a reseller arrangement with CambridgeSoft. However, we cannot assure you that we will generate significant revenue from this arrangement. If we are not able to replace revenues from e-commerce transactions with software license revenues, our revenues and earnings will be materially and adversely affected.

We are investing significantly in developing new product and service offerings with no guarantee of success.

   Expanding our product and service offerings is an important component of our business strategy. As such, we are expending a significant amount of our resources in this development effort. For instance, we have recently introduced products such as SelectSite SRA(TM) (Source and Requisition Application), and SelectSite APA(TM) (Advanced Procurement Application). Any new offerings that are not favorably received by prospective customers could damage our reputation or brand name. Expansion of our services will require us to devote a significant amount of time and money and may strain our management, financial and operating resources. We cannot assure you that our development efforts will result in commercially viable products or services. In addition, we may bear development costs in current periods that do not generate revenues until future periods, if at all. To the extent that we incur expenses that do not result in increased current or future revenues, our earnings may be materially and adversely affected.

Sales to larger customers may result in long sales cycles and decrease our profit margins.

   Sales to large enterprise buyers is an important element of our business strategy. As we sell sophisticated solutions to larger organizations, we expect the average time from initial contact to final approval to be significant. During this sales cycle, we may expend substantial funds and management resources without any corresponding revenue. If approval is delayed or does not occur, our financial condition and operating results for a particular period may be adversely affected. Approvals are subject to delays over which we have little or no control, including the following:

    .  potential customers' internal approval processes;

    .  budgetary constraints for information technology spending;

    .  implementation of systems integration solutions;

    . customers' concerns about implementing a new strategy and method of doing business; and

    .  seasonal and other timing effects.

   Sales to large accounts may result in lower profit margins than other sales as larger customers typically have greater leverage in negotiating the price and other terms of business relationships. We also typically incur costs associated with customization of our products and services with a sale to a large account. If we do not generate sufficient revenues to offset any lower margins or these increased costs, our operating results may be materially and adversely affected. Also, the time between billing and receipt of revenues is often longer when dealing with larger accounts due to increased administrative overhead.

We have relied, and continue to rely, on a limited number of large customers for a significant portion of our revenues. Losing one or more of these customers may adversely affect our revenues.

   We expect that for the foreseeable future we will generate a significant portion of our revenues from a limited number of large customers. During 2001, three customers accounted for 21%, 13% and 12%, respectively, of our total revenues. In addition, large individual transactions with these customers may represent an increasing percentage of our revenues. These large transactions are often non-recurring, making it difficult to predict future transactions. The failure of one or more large transactions to occur in any given period may materially and adversely affect our revenues for that period. If we lose any of our large customers or if we are unable to add new large customers, our revenues will not increase as expected. In addition, our reputation and brand name would be harmed.

Unless a broad range of purchasers and suppliers of scientific products adopt our products and services, we will not be successful.

   Our success will require, among other things, that our solutions gain broad market acceptance by purchasers and suppliers of scientific products. For example, purchasers may continue managing assets and purchasing products through their existing methods and may not adopt new technology solutions because of:

    .  their comfort with current purchasing and asset management procedures;

    .  the costs and resources required to adopt new business procedures;

    .  reductions in capital expenditures or information technology spending;

    .  security and privacy concerns; or

    .  general reticence about technology or the Internet.

If we do not successfully market the SciQuest brand, our business may suffer.

   We believe that establishing, maintaining and enhancing the SciQuest brand is critical in expanding our customer base. Some of our competitors already have well-established brands. Promotion of our brand will depend largely on continuing our sales and marketing efforts and providing high-quality products and services to our enterprise customers. We reduced our spending on sales and marketing significantly beginning in the fourth quarter of 2000 and expect to continue this reduction from prior levels throughout 2002. This reduction in spending could materially and adversely affect our sales and marketing efforts. We cannot be certain that we will be successful in marketing the SciQuest brand. If we are unable to successfully promote our brand, or if we incur substantial expenses in attempting to do so, our revenues and earnings could be materially and adversely affected.

If we are not able to successfully integrate our systems with the internal systems of our customers, our operating costs and relationships with our suppliers and buyers will be adversely affected.

   A key component of all services is the efficiencies created for suppliers and buyers through our products and services. In order to create these efficiencies, it will often be necessary that our systems integrate with customers' internal systems, such as inventory, customer service, technical service, freight programs and financial systems. In addition, there is little uniformity in the systems used by our customers. If these systems are not successfully integrated, relationships with our customers would be adversely affected, which could have a material adverse effect on our financial condition and results of operations.

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

   The market for technology solutions in the pharmaceutical and biotechnology industries is new, rapidly evolving and intensely competitive. Competition is likely to intensify as this market matures.

   As competitive conditions intensify, competitors may:

    .  devote greater resources to marketing and promotional campaigns;

    .  devote substantially more resources to product development;

    .  secure exclusive arrangements with customers that impede our sales; and

    . enter into strategic or commercial relationships with larger, more established and well-financed companies.

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

Our future revenue growth may be adversely affected by a significant reduction in spending in the pharmaceutical and biotechnology industries.

   We derive our revenue from the pharmaceutical and biotechnology industries, primarily through fees for our software products and services. We expect our future growth to depend indirectly on spending levels in this industry. In addition, many companies have reduced spending on information technology products in response to current economic conditions. Any significant reduction in spending in the pharmaceutical or biotechnology industries may have a material adverse effect on our revenues.

Our computer and telecommunications systems are in a single location, which makes them more vulnerable to damage or interruption.

   Substantially all of our computer and telecommunications systems are located in the same geographic area. These systems are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins and similar events. While we have business interruption insurance, this coverage may not adequately compensate us for lost business. Although we have implemented network security measures, our systems, like all systems, are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. These disruptions could lead to interruptions, delays and loss of data with respect to our hosted products. Any of these occurrences could have a material adverse effect on our revenues.

If we are unable to protect our intellectual property rights, our business could be materially and adversely affected.

   Any misappropriation of our technology or the development of competing technology could seriously harm our business. We regard a substantial portion of our software products as proprietary and rely on a combination of copyright, trademark and trade secrets, customer license agreements and employee and third-party confidentiality agreements to protect our proprietary rights. These protections may not be adequate, and we cannot assure you that they will prevent misappropriation of our intellectual property, particularly in foreign countries where the laws may not protect proprietary rights as fully as do the laws of the United States. Other companies could independently develop similar or competing technology without violating our proprietary rights. The process of enforcing our intellectual property rights through legal proceedings would likely be burdensome and expensive, and our ultimate success could involve a high degree of risk.

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

   While we believe that our products, trademarks and other proprietary rights do not infringe upon the proprietary rights of third parties, we cannot guarantee that third parties will not assert infringement claims against us in the future or that any such assertion will not require us to enter into a license agreement or royalty agreement with the party asserting a claim. Even the successful defense of an infringement claim could result in substantial costs and diversion of our management's efforts.

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

Product defects or software errors in our products could adversely affect our business due to costly redesigns, production delays and customer dissatisfaction.

   Design defects or software errors in our products may cause delays to product introductions or reduce customer satisfaction, either of which could materially and adversely affect our product sales and revenues. Our software products are highly complex and may contain design defects or software errors from time to time that may be difficult to detect or correct. Although we have license agreements with our customers that contain provisions designed to limit our exposure to potential claims and liabilities arising from customers, these provisions may not effectively protect us against all claims. In addition, claims arising from customer dissatisfaction could significantly damage our reputation and sales efforts.

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

   Many of our key executives and other employees have been employed by us for two years or less. If our employees do not work well together or some of our employees do not succeed in their designated roles, our financial condition and results of operations could be materially and adversely affected. We cannot be certain that our management, operational and financial resources will be adequate to support our future operations.

If we fail to attract and retain key employees, our business may suffer.

   A key factor of our success will be the continued services and performance of our executive officers and other key personnel. If we lose the services of any of our executive officers, our financial condition and results of operations could be materially and adversely affected. We do not have long-term employment agreements with any of our key personnel. Our success also depends upon our ability to identify, hire and retain other highly skilled technical, managerial, editorial, marketing and customer service professionals. Competition for such personnel is intense. We cannot be certain of our ability to identify, hire and retain sufficiently qualified personnel. For example, we may encounter difficulties in attracting a sufficient number of qualified software developers. Failure to identify, hire and retain necessary technical, managerial, editorial, merchandising, marketing and buyer service personnel could have a material adverse effect on our financial condition and results of operations.

The failure to integrate successfully businesses that we have acquired or may acquire could adversely affect our business.

   We have acquired and intend to continue to acquire complementary businesses. In particular, we acquired BioSupplyNet, Inc. in 1998, SciCentral, Inc., Intralogix, Inc. and EMAX in 2000, and Textco in 2002. An element of our strategy is to broaden the scope and content of our products and services through the acquisition of existing products, technologies, services and businesses. Acquisitions entail numerous risks, including:

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

   We intend to invest resources and capital to expand internationally, particularly in Europe. The expansion will require financial resources and management attention and could have a negative effect on our earnings. We cannot assure you that we will be successful in creating international demand for our solutions and services. In addition, our international business may be subject to a variety of risks, including, among other things, increased costs associated with maintaining international marketing efforts, applicable government regulation, fluctuations in foreign currency, difficulties in collecting international accounts receivable and the enforcement of intellectual property rights. We cannot assure you that these factors will not have an adverse effect on future international sales and earnings. In addition, the business customs and regulations in foreign countries may require changes in our business model. In addition, we are currently contemplating registering our trademarks in other countries. We cannot assure you that we will be able to do so.

Significant fluctuation in the market price of our common stock could result isecurities class action claims against us.

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

The price of our common stock could result in the delisting of our stock from the Nasdaq National Market, which could adversely affect the trading of our common stock.

   Our common stock is currently quoted on the Nasdaq National Market. In order to satisfy Nasdaq's minimum listing maintenance requirements, we must satisfy various financial tests, including maintaining a minimum closing bid price of at least $1.00. If the minimum closing bid price of our common stock were to be below $1.00 for more than 30 consecutive trading days, Nasdaq could commence action to delist our common stock from the Nasdaq National market. For 77 trading days in 2001, the closing bid price of our common stock was less than $1.00. Subsequent to the tragic terrorist attacks of September 11, 2001, Nasdaq placed a moratorium on the minimum bid price requirement, which prevented our common stock from being delisted. Since October 30, 2001, our common stock has maintained closing bid prices above $1.00. However, we cannot assure you that the closing bid price of our common stock will remain above $1.00 in the future. If our common stock is delisted from the Nasdaq National Market, it would be listed on either the Nasdaq SmallCap Market or on the OTC Bulletin Board, both of which are viewed by most investors as less desirable and less liquid marketplaces. Thus, delisting from the Nasdaq National Market could make trading our common stock more difficult for investors, potentially leading to further declines in share prices.

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

Item 8.  Financial Statements and Supplementary Data

   The financial statements of SciQuest are filed together with this Report. See the Index to Consolidated Financial Statements on page F-1 for a list of the financial statements filed herewith.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

   Information concerning our directors and executive officers can be found in
Part I, Item 1, of this Form 10-K under the caption "Directors and Executive Officers" in accordance with Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K. Additional information regarding our directors is presented under the caption "Election of Directors" in our definitive proxy statement for the annual meeting of stockholders to be held on May 1, 2002, which will be filed with the Securities and Exchange Commission on or about March 26, 2002, and is incorporated herein by reference.

Item 11.  Executive Compensation

   Information in answer to Item 11 is presented under the caption "Compensation of Executive Officers and Other Information" excluding the information under the captions "Report of the Officer Compensation Committee on Executive Compensation" and "Stockholder Return Performance Graph" in our definitive proxy statement for the annual meeting of stockholders to be held on May 1, 2002, which will be filed with the Securities and Exchange Commission on or about March 26, 2002, and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

   Information in answer to Item 12 is presented under the caption "Stock Ownership" in our definitive proxy statement for the annual meeting of stockholders to be held on May 1, 2002, which will be filed with the Securities and Exchange Commission on or about March 26, 2002, and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

   Information in answer to Item 13 is presented under the captions "Related Party Transactions" in our definitive proxy statement for the annual meeting of stockholders to be held on May 1, 2002, which will be filed with the Securities and Exchange Commission on or about March 26, 2002, and is incorporated herein by reference.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

   (a) 1. Financial Statements.

   See the Index to Consolidated Financial Statements on page F-1 for a list of the financial statements filed herewith.

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

Exhibit
Number                                                     Description
------                                                     -----------

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

 10.28**    Registration Rights Agreement by and among SciQuest.com and the former holders of EMAX Solution
              Partners, Inc. dated March 13, 2000.

 10.29**    SciQuest.com, Inc. 2000 Employee Stock Purchase Plan.

 10.30****  Second Amendment to 1999 Stock Incentive Plan.

 10.31***** Form of Services Agreement.

 21.1       Subsidiaries of SciQuest, Inc.

 23.1       Consent of Independent Accountants.

--------
    * Incorporated by reference to SciQuest's Registration Statement on Form S-1 (Reg. No. 333-87433).
   ** Incorporated by reference to SciQuest's Registration Statement on Form
      S-1 (Reg. No. 333-32582).
  *** Incorporated by reference to SciQuest's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
 **** Incorporated by reference to SciQuest's Annual Report on Form 10-K for the year ended December 31, 2000.
***** Incorporated by reference to SciQuest's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

   (b) Reports on Form 8-K.

   None.

Item 8--Financial Statements

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                     Page
                                                                                                     ----
SciQuest, Inc.:

Report of Independent Accountants................................................................... F-2

Consolidated Balance Sheets as of December 31, 2000 and 2001........................................ F-3

Consolidated Statements of Operations for the Years Ended December 31, 1999, 2000 and 2001.......... F-4

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1999, 2000 and 2001 F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 2000 and 2001.......... F-8

Notes to Consolidated Financial Statements.......................................................... F-9

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of SciQuest, Inc.

   In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of SciQuest, Inc. and its subsidiaries (the "Company") at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/  PRICEWATERHOUSECOOPERS LLP

January 25, 2002
Raleigh, North Carolina

                                SciQuest, Inc.

                          CONSOLIDATED BALANCE SHEETS

                                                                                    December 31,   December 31,
                                                                                        2000           2001
                                                                                    -------------  -------------
                                      Assets
Current assets:
   Cash and cash equivalents....................................................... $  20,162,831  $  25,369,945
   Short-term investments..........................................................    29,414,789      8,542,471
   Accounts receivable, net........................................................    16,163,830      4,838,426
   Prepaid expenses and other current assets.......................................     4,274,742      2,832,759
                                                                                    -------------  -------------
       Total current assets........................................................    70,016,192     41,583,601
                                                                                    -------------  -------------
Long-term investments..............................................................    19,289,276     11,729,107
Property and equipment, net........................................................     9,901,220      5,060,517
Capitalized software and web site development costs, net...........................     9,808,625      9,747,278
Goodwill and other long-term assets, net...........................................    94,177,385     47,805,054
                                                                                    -------------  -------------
       Total assets................................................................ $ 203,192,698  $ 115,925,557
                                                                                    =============  =============

                       Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable................................................................ $   6,010,197  $     203,571
   Accrued liabilities.............................................................     6,403,036      3,906,340
   Deferred revenue................................................................     1,033,238      2,144,961
   Current maturities of long-term debt and capital lease obligations..............     1,096,921      1,297,320
                                                                                    -------------  -------------
       Total current liabilities...................................................    14,543,392      7,552,192
                                                                                    -------------  -------------
Long-term debt and capital lease obligations, less current maturities..............     1,524,457      1,187,736
                                                                                    -------------  -------------
Commitments and contingencies (Note 14)
Stockholders' equity:
   Common stock, $0.001 par value; 90,000,000 shares authorized; 28,696,097 and
     29,175,527 shares issued as of December 31, 2000 and 2001, respectively.......        28,696         29,176
   Additional paid-in capital......................................................   319,475,952    317,931,597
   Deferred compensation...........................................................    (4,543,903)      (558,609)
   Deferred customer acquisition costs.............................................    (4,849,235)    (4,098,906)
   Accumulated other comprehensive loss............................................        (5,369)       (18,144)
   Treasury stock, at cost; 0 and 304,000 shares as of December 31, 2000 and 2001,
     respectively..................................................................            --       (281,088)
   Accumulated deficit.............................................................  (122,981,292)  (205,818,397)
                                                                                    -------------  -------------
       Total stockholders' equity..................................................   187,124,849    107,185,629
                                                                                    -------------  -------------
       Total liabilities and stockholders' equity.................................. $ 203,192,698  $ 115,925,557
                                                                                    =============  =============

  The accompanying notes are an integral part of these financial statements.

                                SciQuest, Inc.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Year Ended December 31,
                                          -----------------------------------------
                                              1999           2000          2001
                                          -------------  ------------  ------------
Revenues:
  License fees and other professional
   services.............................. $     690,303  $  6,296,890  $  6,981,255
  E-commerce.............................     3,192,138    45,406,666    16,230,172
                                          -------------  ------------  ------------
   Total revenues........................     3,882,441    51,703,556    23,211,427
                                          -------------  ------------  ------------
Cost of revenues:
  Cost of license fees and other
   professional services (includes $0,
   $1,500,000 and $2,654,754,
   respectively, of amortization of
   capitalized software costs)...........       449,100     3,840,606     5,116,273
  Cost of e-commerce.....................     2,977,592    44,391,749    15,392,770
                                          -------------  ------------  ------------
   Total cost of revenues................     3,426,692    48,232,355    20,509,043
                                          -------------  ------------  ------------
   Gross profit..........................       455,749     3,471,201     2,702,384
                                          -------------  ------------  ------------
Operating expenses:
  Development (includes $55,860,
   $992,016 and $350,694, respectively,
   of stock-based employee compensation).     9,064,121    17,034,601    11,290,520
  Sales and marketing (includes
   $208,134, $980,723 and $206,073,
   respectively, of stock-based
   employee compensation and
   $9,141,102, $(6,973,706) and
   $2,054,823, respectively, of
   stock-based customer acquisition
   expenses (benefits))..................    19,522,020    20,073,011    11,492,253
  General and administrative (includes
   $59,682, $2,467,864 and $519,285,
   respectively, of stock-based
   employee compensation and $209,702,
   $31,769,777, and $39,630,402,
   respectively, of goodwill
   amortization).........................     7,135,589    55,023,652    54,800,302
  Purchased in-process research and
   development...........................            --       700,000            --
  Restructuring..........................            --     2,202,270    10,650,000
                                          -------------  ------------  ------------
   Total operating expenses..............    35,721,730    95,033,534    88,233,075
                                          -------------  ------------  ------------
Operating loss...........................   (35,265,981)  (91,562,333)  (85,530,691)
                                          -------------  ------------  ------------
Other income (expense):
  Interest income........................     1,897,115     7,304,050     3,079,766
  Interest expense.......................       (27,991)     (155,324)     (386,180)
                                          -------------  ------------  ------------
   Other income (expense), net...........     1,869,124     7,148,726     2,693,586
                                          -------------  ------------  ------------
Loss before income taxes.................   (33,396,857)  (84,413,607)  (82,837,105)
Income tax benefit.......................       218,780        66,225            --
                                          -------------  ------------  ------------
Net loss.................................   (33,178,077)  (84,347,382)  (82,837,105)
Accretion of mandatorily redeemable
  preferred stock........................   (79,289,022)           --            --
                                          -------------  ------------  ------------
Net loss available to common
  stockholders........................... $(112,467,099) $(84,347,382) $(82,837,105)
                                          =============  ============  ============
Net loss per common share--basic and
  diluted................................ $      (18.10) $      (2.99) $      (2.86)
                                          =============  ============  ============
Weighted average common shares
  outstanding--basic and diluted.........     6,214,893    28,242,864    28,918,528


  The accompanying notes are an integral part of these financial statements.

                                SciQuest, Inc.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                        Series A              Series C               Series E
                                    Preferred Stock       Preferred Stock        Preferred Stock        Common Stock
                                  -------------------  ---------------------  ---------------------  ------------------
                                   Shares    Amount     Shares     Amount      Shares     Amount       Shares   Amount
                                  --------  ---------  --------  -----------  --------  -----------  ---------- -------
Balance at December 31, 1998.....  769,221  $ 683,135   546,405  $ 1,524,470        --  $        --   3,412,447 $ 3,412
 Issuance of Series C
  convertible preferred stock at
  $2.80 per share in exchange
  for cash.......................       --         --    89,408      250,000        --           --          --      --
 Issuance of Series E convertible
  preferred stock at $11.32 per
  share in exchange for shares
  of IAI, Inc....................       --         --        --           --   114,995    1,255,616          --      --
 Issuance of common stock
  warrants in connection with
  Series D preferred stock.......       --         --        --           --        --           --          --      --
 Realized loss on sale of
  investments....................       --         --        --           --        --           --          --      --
 Accretion of mandatorily
  redeemable preferred stock.....       --         --        --           --        --           --          --      --
 Deferred compensation related
  to acquisition of IAI, Inc.....       --         --        --           --        --           --          --      --
 Deferred compensation related
  to issuance of stock options...       --         --        --           --        --           --          --      --
 Deferred partner acquisition
  costs related to issuance of
  stock warrants.................       --         --        --           --        --           --          --      --
 Conversion of preferred stock
  into common stock.............. (769,221)  (683,135) (635,813)  (1,774,470) (114,995)  (1,255,616) 13,438,185  13,438
 Proceeds from sale of common
  stock in initial public
  offering.......................       --         --        --           --        --           --   8,625,000   8,625
 Exercise of common stock
  options........................       --         --        --           --        --           --     436,874     437
 Exercise of common stock
  warrants.......................       --         --        --           --        --           --     441,146     442
 Amortization of deferred
  compensation related to
  stock options..................       --         --        --           --        --           --          --      --
 Amortization of deferred
  compensation related to
  acquisition of IAI, Inc........       --         --        --           --        --           --          --      --
 Amortization of deferred
  partner acquisition costs......       --         --        --           --        --           --          --      --
 Net loss........................       --         --        --           --        --           --          --      --
                                  --------  ---------  --------  -----------  --------  -----------  ---------- -------
 Balance at December 31, 1999....       --         --        --           --        --           --  26,353,652  26,354

                                        Class B                                      Deferred      Accumulated
                                      Common Stock      Additional                   Customer         Other
                                  -------------------      Paid        Deferred     Acquisition   Comprehensive Accumulated
                                   Shares    Amount     in Capital   Compensation      Costs      Income (Loss)   Deficit
                                  --------  ---------  ------------  ------------  -------------  ------------- ------------
Balance at December 31, 1998.....  250,020  $ 100,000  $     49,949  $         --  $          --     $(6,673)   $ (5,455,833)
 Issuance of Series C
  convertible preferred stock at
  $2.80 per share in exchange
  for cash.......................       --         --            --            --             --          --              --
 Issuance of Series E convertible
  preferred stock at $11.32 per
  share in exchange for shares
  of IAI, Inc....................       --         --            --            --             --          --              --
 Issuance of common stock
  warrants in connection with
  Series D preferred stock.......       --         --       726,137            --             --          --              --
 Realized loss on sale of
  investments....................       --         --            --            --             --       6,673              --
 Accretion of mandatorily
  redeemable preferred stock.....       --         --   (79,289,022)           --             --          --              --
 Deferred compensation related
  to acquisition of IAI, Inc.....       --         --            --      (400,000)            --          --              --
 Deferred compensation related
  to issuance of stock options...       --         --    12,199,827   (12,199,827)            --          --              --
 Deferred partner acquisition
  costs related to issuance of
  stock warrants.................       --         --   400,246,458            --   (400,246,458)         --              --
 Conversion of preferred stock
  into common stock.............. (250,020)  (100,000)  129,106,344                           --          --              --
 Proceeds from sale of common
  stock in initial public
  offering.......................       --         --   126,916,635            --             --          --              --
 Exercise of common stock
  options........................       --         --        60,351            --             --          --              --
 Exercise of common stock
  warrants.......................       --         --     1,824,892            --             --          --              --
 Amortization of deferred
  compensation related to
  stock options..................       --         --            --       240,341             --          --              --
 Amortization of deferred
  compensation related to
  acquisition of IAI, Inc........       --         --            --        83,335             --          --              --
 Amortization of deferred
  partner acquisition costs......       --         --            --            --      9,107,753          --              --
 Net loss........................       --         --            --            --             --          --     (33,178,077)
                                  --------  ---------  ------------  ------------  -------------     -------    ------------
 Balance at December 31, 1999....       --         --   591,841,571   (12,276,151)  (391,138,705)         --     (38,633,910)

                                      Total
                                  Stockholders'
                                     Equity
                                  -------------
Balance at December 31, 1998..... $ (3,101,540)
 Issuance of Series C
  convertible preferred stock at
  $2.80 per share in exchange
  for cash.......................      250,000
 Issuance of Series E convertible
  preferred stock at $11.32 per
  share in exchange for shares
  of IAI, Inc....................    1,255,616
 Issuance of common stock
  warrants in connection with
  Series D preferred stock.......      726,137
 Realized loss on sale of
  investments....................        6,673
 Accretion of mandatorily
  redeemable preferred stock.....  (79,289,022)
 Deferred compensation related
  to acquisition of IAI, Inc.....     (400,000)
 Deferred compensation related
  to issuance of stock options...           --
 Deferred partner acquisition
  costs related to issuance of
  stock warrants.................           --
 Conversion of preferred stock
  into common stock..............  125,306,561
 Proceeds from sale of common
  stock in initial public
  offering.......................  126,925,260
 Exercise of common stock
  options........................       60,788
 Exercise of common stock
  warrants.......................    1,825,334
 Amortization of deferred
  compensation related to
  stock options..................      240,341
 Amortization of deferred
  compensation related to
  acquisition of IAI, Inc........       83,335
 Amortization of deferred
  partner acquisition costs......    9,107,753
 Net loss........................  (33,178,077)
                                  ------------
 Balance at December 31, 1999....  149,819,159

  The accompanying notes are an integral part of these financial statements.

                                SciQuest, Inc.

                                                                                                                    Deferred
                                                                        Common Stock     Additional                 Customer
                                                                      -----------------   Paid in       Deferred   Acquisition
                                                                        Shares   Amount   Capital     Compensation    Costs
                                                                      ---------- ------ ------------  ------------ ------------
Balance at December 31, 1999......................................... 26,353,652 26,354  591,841,571  (12,276,151) (391,138,705)
  Issuance of common stock in exchange for all outstanding shares of
   Intralogix, Inc...................................................     26,930     27    1,827,847           --            --
  Issuance of common stock in exchange for all outstanding shares of
   SciCentral, Inc...................................................     40,000     40    2,533,960           --            --
  Issuance of common stock in exchange for all outstanding capital
   stock of EMAX Solution Partners, Inc..............................  1,584,010  1,584   98,675,596           --            --
  Issuance of Employee Stock Purchase Plan shares....................    100,662    101      382,264           --            --
  Sale of restricted stock to company officer........................     50,000     50      385,900     (385,900)           --
  Deferred compensation related to acquisition of SciCentral, Inc....         --     --           --     (286,000)           --
  Deferred compensation related to acquisition of EMAX Solution
   Partners, Inc.....................................................         --     --    5,180,163   (5,180,163)           --
  Assumption of outstanding stock options related to acquisition of
   EMAX Solution Partners, Inc.......................................         --     --   20,391,829           --            --
  Adjust deferred partner acquisition costs to fair value............         --     -- (393,663,083)          --   393,663,083
  Amortization of deferred partner acquisition costs.................         --     --           --           --    (7,373,613)
  Amortization of restricted stock...................................         --     --           --      385,900            --
  Amortization of deferred compensation..............................         --     --           --    4,054,703            --
  Forfeiture of stock options........................................         --     --   (9,010,380)   9,010,380            --
  Write-off of deferred compensation related to restructuring........         --     --           --      133,328            --
  Exercise of common stock options and warrants......................    540,843    540      930,285           --            --
  Foreign currency translation adjustment............................         --     --           --           --            --
  Net loss...........................................................         --     --           --           --            --
                                                                      ---------- ------ ------------  -----------  ------------
Balance at December 31, 2000......................................... 28,696,097 28,696  319,475,952   (4,543,903)   (4,849,235)

                                                                       Accumulated
                                                                          Other                       Total
                                                                      Comprehensive Accumulated   Stockholders'
                                                                      Income (Loss)   Deficit        Equity
                                                                      ------------- ------------  -------------
Balance at December 31, 1999.........................................        --      (38,633,910)  149,819,159
  Issuance of common stock in exchange for all outstanding shares of
   Intralogix, Inc...................................................        --               --     1,827,874
  Issuance of common stock in exchange for all outstanding shares of
   SciCentral, Inc...................................................        --               --     2,534,000
  Issuance of common stock in exchange for all outstanding capital
   stock of EMAX Solution Partners, Inc..............................        --               --    98,677,180
  Issuance of Employee Stock Purchase Plan shares....................        --               --       382,365
  Sale of restricted stock to company officer........................        --               --            50
  Deferred compensation related to acquisition of SciCentral, Inc....        --               --      (286,000)
  Deferred compensation related to acquisition of EMAX Solution
   Partners, Inc.....................................................        --               --            --
  Assumption of outstanding stock options related to acquisition of
   EMAX Solution Partners, Inc.......................................        --               --    20,391,829
  Adjust deferred partner acquisition costs to fair value............        --               --            --
  Amortization of deferred partner acquisition costs.................        --               --    (7,373,613)
  Amortization of restricted stock...................................        --               --       385,900
  Amortization of deferred compensation..............................        --               --     4,054,703
  Forfeiture of stock options........................................        --               --            --
  Write-off of deferred compensation related to restructuring........        --               --       133,328
  Exercise of common stock options and warrants......................        --               --       930,825
  Foreign currency translation adjustment............................    (5,369)              --        (5,369)
  Net loss...........................................................        --      (84,347,382)  (84,347,382)
                                                                         ------     ------------   -----------
Balance at December 31, 2000.........................................    (5,369)    (122,981,292)  187,124,849

  The accompanying notes are an integral part of these financial statements.

                                SciQuest, Inc.

                                                                                            Deferred     Accumulated
                                              Common Stock                                  Customer        Other
                                           ------------------ Additional Paid   Deferred   Acquisition  Comprehensive
                                             Shares   Amount    in Capital    Compensation    Costs     Income (Loss)
                                           ---------- ------- --------------- ------------ -----------  -------------
Balance at December 31, 2000.............. 28,696,097  28,696   319,475,952    (4,543,903)  (4,849,235)     (5,369)
  Issuance of Employee Stock Purchase
   Plan shares............................    124,726     124       169,267            --           --          --
  Deferred partner acquisition costs
   related to estimated future
   issuance of stock warrants.............         --      --         2,025            --           --          --
  Deferred partner acquisition costs
   related to issuance of stock warrants..         --      --        52,210            --           --          --
  Adjust deferred partner acquisition
   costs to fair value....................         --      --     1,104,496            --   (1,149,796)         --
  Amortization of deferred partner
   acquisition costs......................         --      --            --            --    1,900,125          --
  Amortization of deferred
   compensation...........................         --      --            --     1,076,052           --          --
  Forfeiture of stock options.............         --      --    (2,909,242)    2,909,242           --          --
  Stock purchased for treasury............         --      --            --            --           --          --
  Exercise of common stock options
   and warrants...........................    354,704     356        36,889            --           --          --
  Foreign currency translation adjustment.         --      --            --            --           --     (12,775)
  Net loss................................         --      --            --            --           --          --
                                           ---------- -------  ------------   -----------  -----------    --------
Balance at December 31, 2001.............. 29,175,527 $29,176  $317,931,597   $  (558,609) $(4,098,906)   $(18,144)
                                           ========== =======  ============   ===========  ===========    ========

                                             Common Stock In
                                                 Treasury                          Total
                                           -------------------   Accumulated   Stockholders'
                                            Shares    Amount       Deficit        Equity
                                           --------  ---------  -------------  -------------
Balance at December 31, 2000..............       --         --   (122,981,292)  187,124,849
  Issuance of Employee Stock Purchase
   Plan shares............................       --         --             --       169,391
  Deferred partner acquisition costs
   related to estimated future
   issuance of stock warrants.............       --         --             --         2,025
  Deferred partner acquisition costs
   related to issuance of stock warrants..       --         --             --        52,210
  Adjust deferred partner acquisition
   costs to fair value....................       --         --             --       (45,300)
  Amortization of deferred partner
   acquisition costs......................       --         --             --     1,900,125
  Amortization of deferred
   compensation...........................       --         --             --     1,076,052
  Forfeiture of stock options.............       --         --             --            --
  Stock purchased for treasury............ (304,000)  (281,088)            --      (281,088)
  Exercise of common stock options
   and warrants...........................       --         --             --        37,245
  Foreign currency translation adjustment.       --         --             --       (12,775)
  Net loss................................       --         --    (82,837,105)  (82,837,105)
                                           --------  ---------  -------------  ------------
Balance at December 31, 2001.............. (304,000) $(281,088) $(205,818,397) $107,185,629
                                           ========  =========  =============  ============

  The accompanying notes are an integral part of these financial statements.

                                SciQuest, Inc.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                Year Ended December 31,
                                                                                       ----------------------------------------
                                                                                           1999          2000          2001
                                                                                       ------------  ------------  ------------
Cash flows from operating activities
 Net loss............................................................................. $(33,178,077) $(84,347,382) $(82,837,105)
 Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization......................................................    1,264,120    39,289,006    48,779,403
   Bad debt expense...................................................................       74,288       745,614       560,426
   Non-cash buyer incentive warrants..................................................           --            --         8,935
   Purchased in process research and development......................................           --       700,000            --
   Deferred tax benefit...............................................................     (218,780)      (66,225)           --
   Amortization of deferred compensation..............................................      323,676     4,440,603     1,076,052
   Amortization of deferred customer acquisition costs................................    9,107,753    (6,973,706)    2,100,123
   Amortization of discount on investments............................................     (215,069)     (429,989)       11,753
   Loss from disposal of fixed assets.................................................           --            --        73,947
   Asset write downs and other charges of restructuring...............................           --       903,757     6,668,921
   Changes in operating assets and liabilities:
    Accounts receivable...............................................................   (1,724,432)  (18,080,727)   10,764,978
    Prepaid expenses and other current assets.........................................     (594,544)   (2,005,726)    1,441,983
    Other assets......................................................................   (2,688,588)       52,030     2,963,508
    Accounts payable..................................................................    3,556,367     1,267,811    (5,806,626)
    Accrued liabilities...............................................................      857,677     4,135,823    (2,496,696)
    Deferred revenue..................................................................      (90,749)     (630,009)    1,111,723
                                                                                       ------------  ------------  ------------
     Net cash used in operating activities............................................  (23,526,358)  (60,999,120)  (15,578,675)
                                                                                       ------------  ------------  ------------
Cash flows from investing activities
 Purchase of property and equipment and capitalized software..........................   (3,420,505)  (14,522,245)   (7,348,292)
 Proceeds from sale of equipment......................................................      704,522            --       147,833
 Cash received from acquisitions......................................................        4,918       529,865            --
 Cash paid for acquisitions...........................................................           --    (2,847,751)           --
 Maturity of investments..............................................................   11,854,602    58,640,521    52,781,738
 Purchase of investments, including restricted cash...................................  (57,541,707)  (59,036,821)  (24,361,004)
                                                                                       ------------  ------------  ------------
     Net cash provided by (used in) investing activities..............................  (48,398,170)  (17,236,431)   21,220,275
                                                                                       ------------  ------------  ------------
Cash flows from financing activities
 Borrowings under notes payable.......................................................           --            --     2,300,000
 Repayment of notes payable...........................................................     (175,188)           --            --
 Repayment of capital lease obligations...............................................      (87,689)   (1,041,272)   (2,647,259)
 Proceeds from exercise of common stock warrants and options..........................    1,886,122       930,875        37,245
 Proceeds from issuance of common stock under employee stock purchase plan............           --       382,365       169,391
 Purchase of treasury stock...........................................................           --            --      (281,088)
 Proceeds from issuance of Series C convertible preferred stock, net..................      250,000            --            --
 Proceeds from issuance of Series D mandatorily redeemable convertible preferred
   stock, net.........................................................................   35,860,975            --            --
 Proceeds from sale of common stock in initial public offering, net...................  126,925,260            --            --
                                                                                       ------------  ------------  ------------
     Net cash provided by (used in) financing activities..............................  164,659,480       271,968      (421,711)
                                                                                       ------------  ------------  ------------
 Effect of exchange rate changes on cash and cash equivalents.........................           --            --       (12,775)
                                                                                       ------------  ------------  ------------
 Net increase (decrease) in cash and cash equivalents.................................   92,734,952   (77,963,583)    5,207,114
 Cash and cash equivalents at beginning of period.....................................    5,391,462    98,126,414    20,162,831
                                                                                       ------------  ------------  ------------
 Cash and cash equivalents at end of period........................................... $ 98,126,414  $ 20,162,831  $ 25,369,945
                                                                                       ============  ============  ============

  The accompanying notes are an integral part of these financial statements.

                                SciQuest, Inc.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  The Company

  Nature of Operations

   SciQuest, Inc. (''SciQuest'' or the ''Company''), which began operations in 1995, is a technology and solutions company that provides integrated e-commerce and research asset management solutions for research enterprises and their supply chain partners worldwide. SciQuest develops and sells software that improves the efficiency of research scientists in pharmaceutical, biotechnology and chemical companies. SciQuest software helps scientists and their support staff find, acquire and manage scientific supplies, such as chemicals, testing materials and proprietary compounds. SciQuest generates revenues from scientific organizations by charging license, subscription and maintenance fees for the use of its technology. SciQuest also offers professional services related to these solutions, for activities such as project implementation and training. In addition, SciQuest receives revenue from scientific supply manufacturers for converting their paper catalogs into an electronic format, enhancing or enriching the data and distributing the information as directed by the suppliers.

   Historically, the Company has earned revenues from e-commerce transactions generated by purchases made through the SciQuest web sites. Effective May 1, 2001, the Company ceased taking title to products sold through our e-commerce solution (see Note 2). In addition, SciQuest, Inc. has historically earned revenue for advertising on its web sites and advertising in the printed catalogue of scientific products (the ''Source Book''), which is prepared and distributed by the Company's subsidiary, BioSupplyNet, Inc. (''BioSupplyNet'') and on commissions received for the auction of used scientific equipment by the Company's subsidiary, Internet Auctioneers International, Inc. (''IAI''). In October 2000, it was determined that the BioSupplyNet and IAI operations would be eliminated. Following the decision to eliminate BioSupplyNet operations, the Company determined it would continue to print the Source Book annually. Accordingly, the Company anticipates it will continue to earn advertising revenue from the Source Book, primarily all of which has historically been recognized, and is expected to continue to be recognized, in the second quarter of each fiscal year. The Company also recognizes revenues from its subsidiary, EMAX Solution Partners, Inc. (''EMAX''), which provides customized electronic research solutions designed to integrate chemical information systems to improve productivity and compliance for pharmaceutical, scientific and research companies.

  Liquidity

   The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company had an accumulated deficit of $205,818,000 at December 31, 2001, incurred a net loss of $82,837,000 for the year then ended and expects to incur substantial additional losses in 2002. Over the last 24 months the Company has incurred cumulative losses from operations of $177.1 million and has used $76.6 million of net cash in operating activities.

   The Company has funded its operations primarily through private placements of preferred stock during 1998 and 1999 and its 1999 initial public offering. As of December 31, 2001, the Company had total cash and investments of $45.6 million, which is comprised of cash and cash equivalents of $25.4 million, short-term investments of $8.5 million and long-term investments of $11.7 million.

   The Company has recently restructured and is transitioning from an e-commerce transaction company to a software and related service provider. As a result, there is only limited operating history under the current business model with which to estimate future performance. The Company's cash flow is dependent on its ability to control expenses and achieve revenue growth which is dependent on the Company's ability to sell software licenses and related services as well as development of new products and service offerings. Additionally, 46% of the Company's revenue for 2001 was generated by three customers and the Company expects that large individual transactions with major customers may represent an increasing percentage of revenues.

   There are significant uncertainties, based on recent economic conditions and the Company's limited operating experience as a software and related services provider, as to whether debt or equity financing will be available if the Company is required to seek additional funds. If the Company is able to secure funds in the debt or equity markets, it may

                                SciQuest, Inc.

not be able to do so on terms that are favorable or acceptable to the Company. Additional equity financing would likely result in substantial dilution to existing stockholders. If the Company is unable to raise additional capital to continue to support operations, it may be required to scale back, delay or discontinue one or more product offerings, which could have a material adverse affect on the Company's business. Reduction or discontinuation of any one of the Company's business components or product offerings could result in additional charges, which would be reflected in the period of the reduction or discontinuation.

   Based on average quarterly operating expenses (excluding non-cash expenses) incurred in the two quarters after the June 2001 restructuring and budgeted expenditures for 2002, the Company believes cash and investments at December 31, 2001 will be sufficient to satisfy requirements for more than the next year. However, lower than expected cash flows as a result of lower revenues or increased expenses could require the Company to raise additional capital in order to maintain its operations. There is no assurance that the Company will be able to raise such funds on favorable terms, or at all.

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

  Principles of Consolidation

   The consolidated financial statements include the accounts of SciQuest, Inc. and its wholly-owned subsidiaries, BioSupplyNet, Inc., Internet Auctioneers International, Inc., Intralogix, Inc., SciCentral, Inc., EMAX Solution Partners, Inc., and SciQuest Europe Limited. All significant intercompany accounts and transactions have been eliminated.

  Cash and Cash Equivalents

   The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

  Investments

   The Company considers all investments that are not considered cash equivalents and with a maturity of less than one year from the balance sheet date to be short-term investments. The Company considers all investments with a maturity of greater than one year to be long-term investments. All investments are considered as held-to-maturity and are carried at amortized cost, as the Company has both the positive intent and ability to hold them to maturity. Interest income includes interest, amortization of investment purchase premiums and discounts, and realized gains and losses on sales of securities. Realized gains and losses on sales of investment securities are determined based on the specific identification method.

  Restricted Cash

   At December 31, 2001, restricted cash of $1,645,833, $380,000 and $1,159,041 included in cash and cash equivalents, short-term investments and long-term investments, respectively, is comprised of certificates of deposit and money market accounts which serve as collateral for the Company's lease commitments, officer loans guaranteed by the Company and other debt.

  Accounts Receivable

   The Company bears all risk of loss on credit sales of scientific products in e-commerce transactions. Accounts receivable are presented net of an allowance for doubtful accounts of approximately $788,000 and $1,124,000 at

                                SciQuest, Inc.

December 31, 2000 and 2001, respectively. Following is a schedule of the allowance for doubtful accounts for each year of the three years ended December 31, 2001:

                                                         Years Ended December 31,
                                                         -----------------------
                                                          1999      2000   2001
                                                         ----      ----   ------
                                                              (In Thousands)
  Allowance for doubtful accounts--Accounts receivables:
  Balance, beginning of period.......................... $ 37      $ 49   $  788
     Additions to allowance.............................   74       746      560
     Deductions, net of recoveries......................  (62)       (7)    (224)
                                                          ----      ----  ------
  Balance, end of period................................ $ 49      $788   $1,124
                                                          ====      ====  ======

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

   Expenses for repairs and maintenance are charged to operations as incurred. Upon retirement or sale, the cost of the disposed assets and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is credited or charged to operations.

  Development Costs

   Development costs include expenses incurred by the Company to develop, enhance, manage, monitor and operate the Company's web sites and costs of managing and integrating data on the Company's web sites and developing software to be licensed. The Company accounts for the software development component of internal use software development costs in accordance with SOP No. 98-1 which requires certain costs associated with the development of the Company's web sites and internal applications to be capitalized and amortized to development expense over the useful life of the related applications, which generally range from three months to one year. Capitalized development costs are amortized over the estimated life of the related application.

  Capitalized Software Costs

   Software development costs related to software products sold to customers are required to be capitalized beginning when a product's technological feasibility has been established and ending when a product is available for general release to customers. Capitalized software costs result from the acquisitions of EMAX and BioSupplyNet (see Note 3) as determined by valuations prepared by management and from developing standardized versions of software products for sale. Capitalized software costs are typically amortized to cost of sales over a period of two to three years.

  Intangible Assets

   Intangible assets consist of goodwill and certain other intangible assets acquired in the Company's various acquisitions. Goodwill is amortized over three to five years. All other intangible assets are amortized over a period of three years.

   The Company evaluates the recovery of goodwill and other intangible assets in a manner similar to other long-lived assets. An impairment is recognized whenever the net book value of the intangible assets exceeds the estimated future undiscounted cash flows attributable to the group of assets to which they relate.

                                SciQuest, Inc.

  Purchased In-Process Research and Development

   The acquisition cost of in-process technology that at the date of purchase has not achieved technological feasibility and has no alternative future use is charged to operations in the period such technology is acquired. Purchased in-process research and development costs for the year ended December 31, 2000 relate to the acquisition of EMAX (see Note 3), and were determined by a valuation prepared by management.

  Fair Value of Financial Instruments

   The carrying value of cash and cash equivalents, accounts payable and accounts receivable at December 31, 2000 and 2001 approximated their fair value due to the short-term nature of these items. The Company considers its short-term and long-term investments to be held-to-maturity, and therefore these investments are carried at amortized cost. The fair value of the Company's short-term and long-term investments at December 31, 2000 and 2001, based on market quotes, is presented in Note 4.

  Impairment of Long-Lived Assets

   The Company evaluates the recoverability of its property and equipment and intangible assets in accordance with Statement of Financial Accounting Standards No. 121, ''Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of'' (''SFAS No. 121''). SFAS No. 121 requires long-lived assets to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment is recognized in the event that the net book value of an asset exceeds the future undiscounted cash flows attributable to such asset or the business to which such asset relates. No impairments were required to be recognized during the year ended December 31, 1999. As part of the restructuring plan during the year ended December 31, 2001, an impairment of approximately $6.7 million of long-lived assets was recognized related to the elimination of unprofitable business lines. In addition, as part of the restructuring plan during the year ended December 31, 2000, an impairment of approximately $768,000 of long-lived assets was recognized related to the elimination of unprofitable business lines (see Note 18).

   If the Company's market capitalization is consistently lower than the carrying value of recorded net assets, an impairment analysis may be required.

  Revenue Recognition

   SciQuest generates revenues from scientific organizations by charging license, subscription and maintenance fees for the use of its technology. SciQuest also offers professional services related to these solutions, for activities such as project implementation and training. In addition, SciQuest receives revenue from scientific supply manufacturers for converting their paper catalogs into an electronic format, enhancing or enriching the data and distributing the information as directed by the suppliers. Until the third quarter of 2001, the Company earned much of its revenues from the sale of scientific products (and scientific equipment beginning in June 2000) through its e-commerce web sites. The Company is no longer offering order-processing services and expects no substantial transaction revenues in the future. Prior to April 1999, the Company's revenues were primarily derived from advertising on its web sites. With the acquisition of EMAX in March 2000, the Company began deriving revenues from custom software development and implementation services, from sales of software licenses, and from support and maintenance contracts.

   Prior to May 1, 2001, the Company took legal title to the products that were purchased from its suppliers and that, in turn, were sold to its customers in e-commerce transactions. Therefore, through April 2001, revenues received from the sale of scientific products in e-commerce transactions and from the sale of scientific equipment were recorded as product revenues on a gross basis and were recognized by the Company upon delivery to the customer. As of May 1, 2001, the Company no longer took legal title to these products. Instead, the Company acted as an agent on behalf of the customer, and title passed directly from the supplier to the customer.

                                SciQuest, Inc.

   Since the Company has acted as an agent for the customer and not as the primary obligor in the transaction for orders on or after May 1, 2001, the Company no longer records sales of scientific products and scientific equipment in e-commerce transactions on a gross basis. For each sale, the Company recognizes revenue in the amount of the net commission that it earns for processing the transaction and/or payment for services. As a result of this change in the way the Company does business, much lower revenues from e-commerce transactions are being recorded; however, the calculation of gross profit dollars from e-commerce transactions remains the same, although the gross margin as a percentage of related net revenue increases.

   As a result, revenues of $16,230,000 for 2001 were comprised of orders taken prior to May 1, 2001, totaling $15,690,000, which were recorded on a gross basis and $540,000 representing the commissions earned on transactions processed on or after May 1, 2001. The total value of the underlying scientific products sold in transactions processed during 2001 was $25.7 million. This is compared to $34.2 million of sales of scientific products and $11.2 million of scientific equipment during 2000. There were no sales of scientific equipment in 2001.

   During the second half 2001, the Company phased out order processing services provided to customers. This significantly reduced the level of e-commerce transaction volume during such periods.

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

   During 2001, the Company began generating revenues by charging license, subscription and maintenance fees for the use of its technology and by charging scientific supply manufacturers for data conversion and maintenance services. The related revenues for access to the technology and supplier data conversion and maintenance services are recognized ratably over the period of the agreements.

   With the acquisition of EMAX in March 2000, revenues from the sale of software licenses and custom development and implementation services under fixed-fee contracts are recognized using the percentage-of-completion method over the term of the development and implementation services. Revenues from the sale of standardized versions of the EMAX software are recognized upon customer acceptance in accordance with Statement of Position 97-2, ''Software Revenue Recognition.'' Revenues from implementation services are recognized concurrently with the effort and costs incurred by the Company, at billable rates specified in the terms of the contract. Losses expected to be incurred on custom development and implementation services contracts in process, for which the fee is fixed, are charged to income in the period in which the estimated losses are initially identified. The Company sells maintenance contracts to provide updates and standard enhancements to its software products. Maintenance fee revenue is recognized ratably over the term of the arrangements, generally one year.

  Cost of Revenues

   Cost of e-commerce revenues represents the purchase price to the Company of the scientific products sold through its e-commerce web sites and of scientific equipment, shipping and handling fees and the cost of maintaining such web sites. Prior to May 1, 2001, the Company generally took legal title to the scientific products and equipment purchased at the date of shipment and relinquished title to its customers upon delivery. Effective May 1, 2001, the Company discontinued taking legal title to these products and began recording revenue on a net basis, as a commission, resulting in negligible costs being recorded for e-commerce revenues.

   In addition, the Company bears all credit risk for its sales of scientific products to its customers.

   The cost of software licensing, implementation and maintenance revenues consists primarily of personnel costs for employees who work directly on the development and implementation of customized electronic research solutions and who

                                SciQuest, Inc.

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

  Sales and Marketing Expenses

   Sales and marketing expenses consist primarily of costs, including salaries and sales commissions, of all personnel involved in the sales process. Sales and marketing expenses also include costs of advertising, trade shows and certain indirect costs and amortization of deferred customer acquisition costs (see Note 16). All costs of advertising the services and products offered by the Company are expensed as incurred. Advertising expense totaled approximately $1,900,000, $3,975,000, and $112,000 for the years ended December 31, 1999,
2000 and 2001, respectively.

  Deferred Customer Acquisition Costs and Incentive Warrants

   Deferred customer acquisition costs relate to common stock warrants given to several key suppliers and buyers of scientific products. The amount of deferred customer acquisition costs is and will be adjusted in each reporting period based on changes in the fair value of the underlying common stock until such date as the warrants are fully vested and non-forfeitable. Deferred customer acquisition costs will be amortized as a non-cash charge to sales and marketing expense over the term of the related contractual relationship using a cumulative catch-up method. The terms of the contractual relationships range from three to five years. In addition, the Company has agreed to issue to certain major enterprise buyers additional incentive warrants, the number of which will be based on each buyer's volume of purchases during the years 2000, 2001 and 2002. The value of these warrants will be determined using the Black-Scholes Model at the issuance date, adjusted periodically using the cumulative catch-up approach (see Note 16). Deferred customer acquisition costs are presented net of accumulated amortization.

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

  Stock Based Compensation

   The Company accounts for non-cash stock based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB No. 25"), and its related interpretations, which states that no compensation expense is recognized for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of the Company's common stock on the grant date. In the event that stock options are granted with an exercise price below the estimated fair market value of the Company's common stock at the grant date, the difference between the fair market value of the Company's common stock and the exercise price of the stock option is recorded as deferred compensation. Deferred compensation is amortized to compensation expense over the vesting period of the related stock option. The Company recognized $323,676, $4,440,603, and $1,076,052 in non-cash compensation expense related to amortization of deferred compensation during the years ended December 31, 1999, 2000 and 2001, respectively.

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

   During 1999, two customers comprised 14% and 34%, respectively, of the Company's revenue. During 2000, two customers comprised 10% and 13%, respectively, of the Company's revenue. During 2001, three customers comprised 21%, 13% and 12%, respectively, of the Company's revenue with only the 12% customer being reportable in the segment for license fees and other professional services. Concentrations of credit risk with respect to accounts receivable are typically limited due to the large number of customers comprising the Company's customer base and because all customers are located in the United States. At December 31, 1999, two customers comprised 21% and 27%, respectively, of the accounts receivable balance. At December 31, 2000, two customers comprised 16% and 32%, respectively, of the current and long-term accounts receivable balance. At December 31, 2001, two customers comprised 16% and 72%, respectively, of the current and long- term accounts receivable balance with only the 16% customer being reportable in the segment for license fees and other professional services. The customer representing 72% of receivables at December 31, 2001 is within the final 14 months of a multi-year equipment financing arrangement with the Company that began during the year ended December 31, 2000. Substantially all of the Company's revenues are from sales transactions originating in the United States.

  Cash Flows

   The Company made cash payments for interest of approximately $28,000, $155,000 and $386,000 during the years ended December 31, 1999, 2000 and 2001, respectively.

   The Company acquired property and equipment through the assumption of capital lease obligations amounting to $1,688,000, $1,523,000 and $211,000 during the years ended December 31, 1999, 2000 and 2001, respectively.

   During 2001, the Company bought out approximately $2.3 million of capital leases. The Company borrowed $2.3 million at prime rate, from a bank to facilitate the buy out of the leases. The loan is guaranteed by approximately $2.3 million of company funds invested in money market funds.

  Comprehensive Income (Loss)

   Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS No. 130"). Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. The Company had no items of other comprehensive income for the year ended December 31, 1999. The Company's only item of other comprehensive income during the years ended December 31, 2000 and 2001 was foreign currency translation.

  Segment Reporting

   As a result of the acquisition of EMAX (see Note 3), the Company has determined that it has separately reportable operating segments, as defined by Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position but did affect the disclosure of segment information (see Note 19).

  Net Income (Loss) Per Common Share

   Basic net income (loss) per common share ("Basic EPS") is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per

                                SciQuest, Inc.

common share ("Diluted EPS") is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants and shares issuable upon conversion of Class B common stock and convertible preferred stock. The calculation of the net loss per share available to common stockholders for the years ended December 31, 1999, 2000 and 2001 does not include potential shares of common stock equivalents of 6,662,854, 9,747,287 and 4,166,830, respectively, as their impact would be anti-dilutive.

   In September 2001, the Board of Directors authorized a stock repurchase program. The program authorizes the Company to purchase up to $5 million of common stock over the next twelve months from time to time in the open market or in privately negotiated transactions depending on market conditions. As of December 31, 2001, the Company had purchased and placed in treasury, at cost, 304,000 shares of its common stock.

  Reclassifications

   Certain prior period amounts have been reclassified to conform to the current period presentation.

  Recent Accounting Pronouncements

   In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, ''Business Combinations,'' (''SFAS No. 141''). SFAS No. 141 supersedes APB Opinion No. 16, ''Business Combinations,'' and FASB Statement No. 38, ''Accounting for Preacquisition Contingencies of Purchased Enterprises.'' SFAS No. 141 requires: 1) that all business combinations be accounted for by the purchase method, thereby eliminating the pooling method, 2) that assets (including intangible assets) be recognized and valued apart from goodwill, and 3) that additional disclosures be made regarding business combinations and the resulting allocation of purchase price. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001 and to all purchase method acquisitions dated on or after July 1, 2001. The Company's adoption of SFAS No. 141 will not have a material impact on the consolidated financial position or results of operations.

   In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, ''Goodwill and Other Intangible Assets,'' (''SFAS No. 142''). SFAS No. 142 supersedes APB Opinion No. 17, ''Intangible Assets'' and primarily addresses accounting for goodwill and other intangible assets subsequent to their acquisition. The major provisions include: 1) the ceasing of amortization of goodwill and indefinite lived intangible assets, 2) the testing for impairment of goodwill and indefinite lived intangible assets at least annually, and 3) the removal of the restriction that the maximum amortization period of intangible assets with finite lives be limited to 40 years. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001 (with the exception that any goodwill or intangible assets acquired after June 30, 2001 will be subject immediately to the statement's provisions) with application being required at the beginning of an entity's fiscal year. Any impairment losses from the initial application are to be reported as a cumulative effect of a change in accounting principle in accordance with APB 20, ''Accounting Changes.'' The Company is currently in the process of determining the impact of the initial adoption of SFAS No. 142 on the consolidated financial position of the Company. Due to the Company's historically significant amounts of amortization expense related to goodwill and intangible assets (approximately $10 million per quarter) and the different methodology for testing impairment of goodwill, the adoption of SFAS No. 142 may have a material impact on the subsequently reported consolidated results of operations. The Company has $38.3 million of goodwill that is subject to the new impairment methodology. A portion or all of this goodwill may be written-off upon performing SFAS No. 142's transitional impairment test.

   In October 2001, the Financial Accounting Standards Based Board issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144"). SFAS No. 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," ("SFAS No. 121") and APB 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," ("APB No. 30"). SFAS No. 144, while retaining the fundamental recognition and measurement provision of SFAS No. 121, establishes a "primary-asset" approach to determining the cash flow estimation period for a group of assets and liabilities. Similarly, SFAS No. 144 retains the basic provisions of APB No. 30, but broadens the presentation to include a component of an entity. In addition,

                                SciQuest, Inc.

discontinued operations are no longer measured on a net realizable value basis and future operating losses are no longer recognized before they occur. Rather, discontinued operations are carried at the lower of carrying amount or fair value less cost to sell. Application of the provisions of SFAS No. 144 is required for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 is not expected to have any impact on the Company's financial statements or results of operations.

  Employee Stock Purchase Plan

   During 2000, the Board of Directors reserved 1,100,000 shares of the Company's common stock for issuance under the Employee Stock Purchase Plan (the "ESPP"). The ESPP has two 24-month offering periods (each an "Offering Period") annually, beginning May 1 and November 1, respectively. The first Offering Period under the ESPP ended on November 1, 2000. Eligible employees can elect to make deductions from 1% to 20% of their compensation during each payroll period of an Offering Period. Special limitations apply to eligible employees who own 5% or more of the outstanding common stock of the Company. None of the contributions made by eligible employees to purchase the Company's common stock under the ESPP are tax deductible to the employees. Upon April 30 and October 31 (the "Purchase Date") of each year, the total payroll deductions by an eligible employee for that six-month period will be used to purchase common stock of the Company at a price equal to 85% of the lesser of (a) the reported closing price of the Company's common stock on the enrollment date of the Offering Period, or (b) the reported closing price of the common stock on the Purchase Date.

3.  Acquisitions

  Internet Auctioneers International

   On July 30, 1999, the Company purchased all of the outstanding common stock of Internet Auctioneers International, Inc. ("IAI") in exchange for the issuance of 114,995 shares of the Company's Series E convertible preferred stock. In connection with the purchase of IAI, a former shareholder and officer of IAI entered into a two-year employment agreement with the Company. In the event that this individual voluntarily terminates his employment prior to the end of the two year period, this individual would be required to pay an amount equal to $400,000, reduced by $50,000 upon completion of each 90 day period of continuous employment, payable either in cash or by surrendering a number of Series E preferred shares of an equivalent value, as determined in the individual's employment agreement. The Company also entered into a three-year non-compete agreement with this individual.

   The purchase price of $1,416,000 consisted of the 114,995 shares of the Company's Series E preferred, with an estimated fair value of $11.32 per share, based on the per share price of the Company's Series D preferred that was sold in May and September 1999, and the assumption of $160,000 of net liabilities of IAI. The excess of the purchase price over the fair value of assets acquired less liabilities assumed was allocated to goodwill. Of the total purchase price, $22,000 was allocated to the tangible assets of IAI, which were comprised of cash and accounts receivable. In addition, $400,000 was allocated to an employment agreement with a former shareholder and recorded as deferred compensation to be amortized to stock-based employee compensation expense over a period of three years, and $994,000 was allocated to goodwill. Goodwill related to this acquisition was being amortized over a period of five years.

   In November 2000, the Company made the decision to discontinue the auction site. As a result, goodwill and other intangible assets of approximately $768,000 were written off as part of the restructuring charge (see Note 18).

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

   Of the total purchase price of Intralogix, $600,000 was allocated to the web site developed and operated by Intralogix and approximately $1,589,000 was allocated to goodwill, which represents the excess of the purchase price over the fair

                                SciQuest, Inc.

value of assets acquired less liabilities assumed. Goodwill related to this acquisition was amortized over a period of three years. An immaterial amount of purchase price was allocated to the tangible assets of Intralogix.

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

   The $700,000 of IPR&D was based on a valuation prepared by management and relates to software development projects that had not yet reached technological feasibility and had no alternative future use at the date of the acquisition of EMAX. At the date of the acquisition, these software products being developed by EMAX were approximately 15% complete. The Company estimated at the acquisition date that it would incur a total of approximately $3.0 million to complete the development of these software products over the next 12 months.

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

                                SciQuest, Inc.

4.  Investments

   The aggregate fair values of investment securities at December 31, 2000 and 2001 along with unrealized gains and losses determined on an individual investment security basis are as follows:

                                                     Gross
                                       Amortized  Unrealized    Market
               Description               Cost     Gain (Loss)   Value
               -----------            ----------- ----------- -----------
      December 31, 2000
      Short-term Investments:
         Commercial paper............ $ 4,464,615  $ 10,385   $ 4,475,000
         Corporate bonds.............  17,700,218    29,372    17,729,590
         U.S. Government obligations.   7,249,956     9,111     7,259,067
                                      -----------  --------   -----------
                                      $29,414,789  $ 48,868   $29,463,657
                                      ===========  ========   ===========
      Long-term Investments:
         Certificates of Deposit..... $   780,000  $     --   $   780,000
         U.S. Government obligations.  18,509,276   988,317    19,497,593
                                      -----------  --------   -----------
                                      $19,289,276  $988,317   $20,277,593
                                      ===========  ========   ===========
      December 31, 2001
      Short-term Investments:
         Certificates of Deposit..... $   780,000  $     --   $   780,000
         Commercial paper............   1,785,406       304     1,785,710
         U.S. Government obligations.   5,977,065    22,518     5,999,583
                                      -----------  --------   -----------
                                      $ 8,542,471  $ 22,822   $ 8,565,293
                                      ===========  ========   ===========
      Long-term Investments:
         Money Market................ $ 1,159,041  $     --   $ 1,159,041
         Corporate bonds.............   7,284,355   (22,055)    7,262,300
         U.S. Government obligations.   3,285,711     2,124     3,287,835
                                      -----------  --------   -----------
                                      $11,729,107  $(19,931)  $11,709,176
                                      ===========  ========   ===========

5.  Property and Equipment

   Property and equipment consist of the following:

                                                 December 31,
                                           ------------------------
                                              2000         2001
                                           -----------  -----------
           Furniture and equipment........ $ 2,679,114  $ 2,356,018
           Computer software and equipment  10,685,264    9,474,461
           Leasehold improvements.........     694,798      731,819
                                           -----------  -----------
              Total costs.................  14,059,176   12,562,298
           Less accumulated depreciation..  (4,157,956)  (7,801,781)
                                           -----------  -----------
           Property and equipment, net.... $ 9,901,220  $ 5,060,517
                                           ===========  ===========

   Depreciation expense, including amortization of capitalized leases, for the years ended December 31, 1999, 2000 and 2001 was approximately $394,000, $2,762,000 and $3,478,000, respectively. The Company leases certain equipment under capital lease agreements. The cost of equipment under capital leases at December 31, 2000 and 2001 was approximately $3,980,000 and $459,000, respectively, with accumulated amortization of approximately $1,527,000 and $193,000, respectively.

                                SciQuest, Inc.

6.  Capitalized Software and Web Site Development Costs

   Capitalized software and web site development costs represent the cost of developing software products for sale and the cost of developing the applications for the Company's e-commerce web sites, (i.e., internal use development costs). During 2000 and 2001, the Company capitalized development costs of $3,654,362 and $3,867,199, respectively, related to software products for sale. There was no such costs or related amortization expense incurred during 1999. The capitalized costs related to software products for sale was $9,654,362 (including $6.0 million resulting from the acquisition of EMAX) and $13,521,561 at December 31, 2000 and 2001, respectively, with accumulated amortization of $1,611,303 and $4,266,056, respectively. Related amortization expense, included in the cost of revenue, was approximately $1,611,000 and $2,655,000 for the years ended December 31, 2000 and 2001, respectively.

   The Company capitalized internal use development costs, based on the provisions outlined in SOP No. 98-1, of $1,498,234, $4,345,363, and $2,289,447
during the years ended December 31, 1999, 2000 and 2001, respectively. Capitalized internal use development costs are $4,678,940 and $6,378,724 at December 31, 2000 and 2001, respectively, with accumulated amortization of $2,913,374 and $5,886,951 at December 31, 2000 and 2001, respectively. Related amortization expense was approximately $106,000, $2,905,000 and $2,974,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

7.  Other Assets

   Other assets are comprised of the following:

                                                   December 31,
                                            --------------------------
                                                2000          2001
                                            ------------  ------------
        Goodwill........................... $ 98,713,148  $ 94,118,559
        Trademarks.........................   22,000,000    22,000,000
        Long-term customer receivable......    3,345,018       493,487
        Prepaid customer acquisition costs.    1,600,000            --
        Capitalized web site database costs      600,000            --
        Deposits...........................      176,940        64,963
                                            ------------  ------------
                                             126,435,106   116,677,009
        Less accumulated amortization......  (32,257,721)  (68,871,955)
                                            ------------  ------------
        Other assets, net.................. $ 94,177,385  $ 47,805,054
                                            ============  ============

8.  Accrued Liabilities

   Accrued liabilities are comprised of the following:

                                                        December 31,
                                                    ---------------------
                                                       2000       2001
       -                                            ---------- ----------
       Accrued compensation........................ $2,049,657 $  954,136
       Accrued consulting and professional services  1,884,236    726,361
       Accrued restructuring charges...............    694,736  1,883,904
       Accrued taxes payable.......................    882,298     48,470
       Other.......................................    892,109    293,469
                                                    ---------- ----------
       Total....................................... $6,403,036 $3,906,340
                                                    ========== ==========

                                SciQuest, Inc.

9.  Income Taxes

   The components of the Company's income tax benefit for the years ended December 31, 1999, 2000 and 2001 consist of the following:

                                     1999       2000      2001
                                   ---------  --------  ------
                 Current:
                    Federal....... $      --  $     --   $ --
                    State.........        --        --     --
                                   ---------  --------   ----
                                          --        --     --
                                   ---------  --------   ----
                 Deferred:
                    Federal.......  (176,654)  (53,473)    --
                    State.........   (42,126)  (12,752)    --
                                   ---------  --------   ----
                                    (218,780)  (66,225)    --
                                   ---------  --------   ----
                        Total..... $(218,780) $(66,225)  $ --
                                   =========  ========   ====

   The Company recognized a deferred tax benefit of $218,780, $66,225, and $0 for the years ended December 31, 1999, 2000 and 2001, respectively, resulting primarily from the reduction of the difference between the book and tax basis of the assets and liabilities recorded in conjunction with the acquisitions of BioSupplyNet and IAI.

   Significant components of the Company's deferred tax assets and liabilities at December 31, 2000 and 2001:

                                                      2000          2001
                                                  ------------  ------------
  Net operating loss carryforwards............... $ 31,826,890  $ 48,567,357
  Research and development.......................      149,303       454,521
  Allowance for doubtful accounts................      485,393       434,089
  Compensation accruals..........................      567,774       168,549
  Stock and warrant based compensation...........    4,653,578     4,880,682
  Other..........................................      191,087       156,182
                                                  ------------  ------------
     Total deferred tax assets...................   37,874,025    54,661,380
     Valuation allowance for deferred tax assets.  (27,927,209)  (47,615,002)
                                                  ------------  ------------
     Deferred tax assets.........................    9,946,816     7,046,378
                                                  ------------  ------------
  Acquired intangibles...........................   (9,324,197)   (4,630,247)
  Capital development costs......................     (622,619)   (2,416,131)
                                                  ------------  ------------
     Total deferred tax liabilities..............   (9,946,816)   (7,046,378)
                                                  ------------  ------------
  Net deferred tax liability..................... $         --  $         --
                                                  ============  ============

   The Company has provided a valuation allowance against the balance of its deferred tax assets since realization of these benefits cannot be reasonably assured. The change in valuation allowance was an increase of $12,712,814, $13,150,619 and $19,687,793 for the years ended December 31, 1999, 2000 and
2001, respectively. The change primarily relates to additional operating losses in those years. The 2000 deferred tax assets have been adjusted to reflect the net operating loss carryforwards of EMAX Solution Partners. The increase in valuation allowance primarily resulted from the generation of net operating loss carryforwards.

   As of December 31, 2001, the Company had federal and state net operating loss carryforwards of approximately $125,750,000. These net operating loss carryforwards begin to expire in 2012. The utilization of the federal net operating loss carryforwards may be subject to limitation under the rules regarding a change in stock ownership as determined by the

                                SciQuest, Inc.

Internal Revenue Code. If the Company's utilization of its net operating loss carryforwards is limited and the Company has taxable income which exceeds the permissible yearly net operating loss utilization, the Company would incur a Federal income tax liability even though its net operating loss carryforwards exceed its taxable income.

   Taxes computed at the statutory federal income tax rate of 34% are reconciled to the provision (benefit) for income taxes as follows:

                                            December 31,   December 31,   December 31,
                                                1999           2000           2001
                                            ------------   ------------   ------------
Effective rate.............................           (1)%           (0)%           (0)%
United States federal tax at statutory rate $(11,354,932)  $(28,678,110)  $(28,164,616)
State taxes (net of federal benefit).......   (1,630,433)    (2,827,606)    (2,932,752)
Change in valuation allowance..............   12,712,814     13,150,619     19,687,793
Deferred tax liabilities on acquisitions...           --      9,665,946             --
Acquired research and development write-off           --        238,000             --
Goodwill amortization......................       71,614      8,937,187     11,691,739
Acquired net operating losses..............           --       (592,500)            --
Other nondeductible expenses...............       84,384         87,420         23,054
Research and development credits...........      (94,362)       (47,181)      (305,218)
Other......................................       (7,865)            --             --
                                            ------------   ------------   ------------
Provision (benefit) for income tax......... $   (218,780)  $    (66,225)  $         --
                                            ============   ============   ============

10.  Notes Payable

   In November 2001, the Company entered into a term loan with a commercial bank for $2,300,000. The proceeds were used to buyout various leases with interest rates of up to 32%. The interest rate on the term loan is at the lender's prime rate. The loan is fully collateralized by a money market investment account held with the lender. Accrued interest and principal payments are due monthly through the final maturity date of January 1, 2004. Future maturities include $1,145,833 and $1,154,167 for the years ended December 31, 2002 and 2003, respectively.

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

   Prior to 1999, authorized shares had been grouped into several designations including convertible preferred Series A, Series B and Series C stock, as well as no-par common stock Class A and Class B.

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

                                SciQuest, Inc.

   In March 1999, the Company sold 89,408 shares of Series C convertible preferred stock to an officer of the Company at $2.80 per share, which shares are subject to vesting over a two-year period.

   In November 1999, the Company's initial public offering was consummated. All 8,625,000 registered shares were sold at $16 per share resulting in proceeds, net of expenses, of $126.9 million.

   In 2000 and 2001, the Company sold 100,662 and 124,726 shares, respectively, of common stock pursuant to the employee stock purchase plan resulting in proceeds of $382,365 and $169,391, respectively.

  Conversion

   Each share of Series A, Series B, Series C, Series D, and Series E preferred and Class B common stock, at the option of the holder, is convertible into shares of common stock of the Company at 1.516643-for-1 conversion ratio, subject to certain adjustments as defined. All outstanding shares of Series A, Series B, Series C, Series D, and Series E preferred stock and Class B common stock converted into 13,438,185 shares of the Company's common stock upon the closing of the Company's initial public offering in November 1999.

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

   As the redemption price of the Series B preferred stock was variable in amount, its carrying value was required to be adjusted to the estimated redemption amount at each balance sheet date. The Company recorded charges to stockholders' equity of $45,215,043 for the period from January 1, 1999 to November 22, 1999, the effective date of the Company's initial public offering, to reflect the Series B preferred at its estimated fair value at that date based on the price of the most recent sales of the Company's preferred stock and the projected initial public offering price, respectively.

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

                                SciQuest, Inc.

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

13.  Stock Options and Warrants

  Stock Options

   In 1997, the Company adopted the SciQuest, Inc. Stock Option Plan (the "Plan") which currently provides for the grant of up to 2,056,060 employee stock options. Stock options granted under the Plan are for periods not to exceed ten years. In December 1999, the Company adopted the SciQuest, Inc. 1999 Stock Option Plan which provides, as adjusted by the shareholders in 2001, for the grant of up to 7,854,998 employee stock options. Options granted under the plans during the years ended December 31, 1999, 2000 and 2001 generally vest in periods between three and five years as determined by the board of directors, although certain grants have been vested immediately upon the grant of the option.

   The Company continues to apply APB No. 25 and related interpretations in accounting for the stock option plans. The Company recognized $323,676, $4,440,603 and $1,076,052 in non-cash compensation expense related to amortization of deferred compensation during the years ended December 31, 1999, 2000 and 2001, respectively. Had compensation expense for the plans been determined based on the fair value at the grant dates for awards under the plans consistent with the methods of SFAS No. 123, the Company's net loss for the years ended December 31, 1999, 2000 and 2001 would have been increased to the pro forma amounts indicated below:

                                                  December 31,   December 31,  December 31,
                                                      1999           2000          2001
                                                  -------------  ------------  ------------
Net loss available to common stockholders:
   As reported................................... $(112,467,099) $(84,347,382) $(82,837,105)
   SFAS 123 proforma............................. $(113,233,101) $(91,570,908) $(87,757,406)
Loss per share--basic and diluted:
   As reported................................... $      (18.10) $      (2.99) $      (2.86)
   SFAS 123 proforma............................. $      (18.22) $      (3.24) $      (3.03)

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the years ended December 31, 1999, 2000 and 2001: risk free interest of 6.1%, 6.2% and 4.6%, respectively; expected lives of five years; dividend yields of 0%; and volatility factors of 0%, 148% and 139%, respectively. The weighted average fair value of options granted during the years ended December 31, 1999, 2000 and 2001 according to the Black-Scholes pricing model was $3.42, $9.75 and $1.11, respectively.

   A summary of the status of the Plans as of December 31, 1999, 2000 and 2001 and changes during the years then ended is presented below:

                                                                    Year Ended December 31,
                                                  ------------------------------------------------------------
                                                         1999                2000                 2001
                                                  ------------------- ------------------- --------------------
                                                             Weighted            Weighted             Weighted
                                                    Shares   Average    Shares   Average    Shares    Average
                                                  Underlying Exercise Underlying Exercise Underlying  Exercise
                                                   Options    Price    Options    Price    Options     Price
                                                  ---------- -------- ---------- -------- ----------  --------
Outstanding at beginning of year................. 1,004,310   $ 0.13  2,193,724   $11.74   3,869,616   $6.28
Granted.......................................... 1,733,970    14.82  2,858,131    10.78   4,536,350    1.64
Exercised........................................  (436,874)    0.14   (423,036)    0.65    (205,723)   0.18
Forfeited........................................  (107,682)    0.12   (759,203)    3.62  (2,933,871)   6.26
                                                  ---------   ------  ---------   ------  ----------   -----
Outstanding at end of period..................... 2,193,724   $11.74  3,869,616   $ 6.28   5,266,372   $2.54
                                                  =========   ======  =========   ======  ==========   =====

                                SciQuest, Inc.

   All incentive stock options granted during the years ended December 31, 1999, 2000 and 2001 were granted with an exercise price equal to the fair value of the underlying common stock on the grant date, as determined by the board of directors. The Company recorded $12,199,827 and $5,180,163 of deferred compensation related to stock option grants during the years ended December 31, 1999 and 2000, respectively, with an exercise price below the fair market value of the Company's common stock at the date of the grant. There were no stock options granted below the fair market value during 2001.

   On December 13, 2000, the Board of Directors approved a repricing of approximately 1,173,000 non-officer employee stock options to the closing price of $2.125. Accordingly, the Company recognizes adjustments to the related deferred compensation for changes in the intrinsic value of the repriced options at each balance sheet date. In 2000 and 2001, the repricing resulted in no additional deferred compensation or amortization of expense due to the December 31, 2000 and 2001 closing prices being below the revised exercise price.

   The following table summarizes information about the Company's outstanding stock options at December 31, 2001:

                                       Weighted   Weighted             Weighted
                           Number of    Average   Average   Number of  Average
                            Options   Contractual Exercise   Options   Exercise
 Range of Exercise Prices Outstanding    Life      Price   Exercisable  Price
 ------------------------ ----------- ----------- -------- ----------- --------
      $0.03-$0.69........    299,104     7.95      $ 0.44     107,658   $ 0.17
      $0.87..............  1,133,527     9.58        0.87     130,187     0.87
      $0.97-$1.29........    235,011     9.42        1.19       4,950     1.04
      $1.88..............    900,000     9.16        1.88     289,286     1.88
      $2.08-$2.13........  2,226,063     8.80        2.12     730,822     2.12
      $2.22-$7.72........    238,043     8.18        5.25      98,270     6.91
      $8.21-$11.28.......    150,253     7.41        9.11     143,254     9.16
      $15.73.............     34,128     8.08       15.73      26,417    15.73
      $47.50-$50.49......     50,243     7.96       47.51      25,122    47.51
                           ---------     ----      ------   ---------   ------
                           5,266,372     8.93      $ 2.54   1,555,966   $ 3.75
                           =========     ====      ======   =========   ======

  Warrants

   At December 31, 2000 and 2001, the Company had 4,755,168 and 4,338,111,
respectively, of warrants outstanding, with 2,537,352 warrants exercisable at December 31, 2001, to purchase the Company's common stock at prices ranging from $0.01 to $16.00, which includes the warrants issued to strategic partners discussed in Note 16. These warrants expire at various dates between 2000 and 2004.

                                SciQuest, Inc.

14.  Commitments and Contingencies

   The Company leases certain equipment under various capital leases and leases its office space and certain equipment under noncancellable operating leases. Future minimum lease payments required under the leases at December 31, 2001 are as follows:

                                                      Capital    Operating
                                                      Leases      Leases
                                                     ---------  -----------
   2002............................................. $ 154,057  $ 2,165,914
   2003.............................................    33,681    2,005,146
   2004.............................................        --    2,041,856
   2005.............................................        --    1,608,941
   2006.............................................        --      979,297
   Thereafter.......................................        --    4,375,482
                                                     ---------  -----------
      Total minimum lease payments..................   187,738  $13,176,636*
                                                                ===========
   Less amount representing interest from 2 to 6%...    (2,682)
                                                     ---------
   Present value of net minimum lease payments......   185,056
   Less current maturities..........................  (151,487)
                                                     ---------
   Long-term maturities of capital lease obligations $  33,569
                                                     =========

--------
* Future minimum operating lease payments have not been reduced by future minimum sublease rentals of $759,000.

   Rent expense recognized under operating leases totaled approximately $439,000, $1,444,000 and $1,685,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

   During 1999, the Company entered into a lease agreement for additional office space for its home office providing a total of 93,000 square feet into the year 2005. During 2001, the Company entered into a lease for 39,000 square feet of office space for its EMAX subsidiary. The lease, which is for a period of 10 years, commenced in March 2001.

   During the year ended December 31, 1999, the Company entered into a leasing agreement with a leasing company. The Company obtained a total commitment amount of $2,500,000 from the leasing company, which expired in August 2000. The Company borrowed $2,500,000 and purchased furniture and equipment with monthly payments due over a three and a half year term. As part of this agreement, the Company was entitled to enter into a sale and leaseback transaction of approximately $700,000 for its existing furniture and equipment located at the facility in North Carolina. No gain or loss was recognized on this transaction. For accounting purposes, the Company has treated the transaction as a financing agreement and has recognized the resulting liability for future lease payments as a capital lease obligation. Prior to the end of the lease term, the Company has the option to either purchase the equipment or renew the lease at a price not to exceed fifteen percent of the equipment cost. During 2001, the Company exercised the option to buy out the lease and purchase the equipment.

15.  Legal Proceedings

   On September 10, 2001 SciQuest was named as a defendant in a purported class action lawsuit filed in the United States District Court, Southern District of New York. The lawsuit is captioned Patricia Figuerido and Robert Wallace v. Sciquest.com, Inc., et al. No. 01 CV 8467. The case has been consolidated for pretrial purposes with over 100 other lawsuits filed against other issuers, their officers, and underwriters of their initial public offerings under the caption In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS). The case includes claims against SciQuest, three of its officers, and seven investment banking firms who either served as underwriters, or are the successors in interest to underwriters, of the Company's initial public offering. The complaint alleges that the prospectus used in our initial public offering contained material misstatements or omissions regarding the underwriters' activities in connection with the initial public offering. The court has adjourned defendants' time to answer or respond to all complaints in the consolidated proceedings until further order of the court. The Company intends to vigorously defend the action.

   During 2001, a customer filed an action seeking a declaratory judgment that its license entitled it to permit non-customer employees to use the Company's licensed software. In addition, the complaint alleges breach by the Company of an

                                SciQuest, Inc.

agreement pursuant to which the Company was to upgrade the software to a newer version. The complaint seeks damages alleged to exceed $1,000,000. The litigation arises out of the Company's discovery that the customer had permitted non-customer employees to use the software. After attempts proved unsuccessful to amicably resolve the dispute, the Company suspended work on the upgrade and the customer failed to pay for the work performed. The Company intends to vigorously defend the action and has asserted its counterclaims seeking damages in excess of $2,000,000 for copyright infringement and breach of contract and to recover the amounts due for work previously billed, but unpaid.

   It is too early in each matter to reasonably predict the probability of the outcome or to estimate a range of possible losses. Future losses may have a material adverse effect on the Company's consolidated financial position, liquidity or consolidated results of operations.

16.  Strategic Relationships

   In October, November, and December 1999, the Company entered into strategic relationships with a number of key suppliers and buyers of scientific products. As a part of these arrangements, the Company issued to these companies 5,035,180 warrants to purchase the Company's common stock at an exercise price of $0.01 per share of which 3,544,434 warrants are issued and outstanding at December 31, 2001. At December 31, 2000 and 2001, the Company has deferred customer acquisition costs of $6,583,286 and $7,733,082, respectively, with accumulated amortization of $1,734,051 and $3,634,176, respectively, related to these warrants. In the event that the Company commits to issue additional warrants to purchase its common stock as more strategic relationships are formed, the Company will be required to record additional deferred customer acquisition costs equal to the fair value of the warrants on the date of issuance. The amount of deferred customer acquisition costs will be adjusted in future reporting periods based on changes in the fair value of the warrants until such date as the warrants are fully vested and non-forfeitable. Deferred customer acquisition costs will be amortized to operating expense over the term of the related contractual relationship, which in the case of the buyer agreements is three years and in the case of the supplier agreements is four or five years, using a cumulative catch-up method. The Company recognized $9,107,753, $(6,973,706), and $2,100,123 in stock based non-cash customer acquisition expense (benefit) during the fourth quarter of 1999 and the years ended December 31, 2000 and 2001, respectively, related to the amortization of deferred customer acquisition costs. These amounts include approximately $400,000 and $200,000 of amortization of prepaid customer acquisition fees for the years ended December 31, 2000 and 2001, respectively.

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

   Based on purchasing volume during the year ended December 31, 2000, incentive warrants to purchase approximately 58,000 shares of common stock were issued on February 15, 2001, resulting in a non-cash charge to revenue and the recognition of additional paid-in capital of approximately $52,000 representing the estimated fair value of the warrants determined by using the Black-Scholes valuation model at the issuance date. Until such date as they are non-forfeitable, the

                                SciQuest, Inc.

value of these incentive warrants will be adjusted to their estimated fair value at each balance sheet date with the adjustment being charged to operating expense. For the year ended December 31, 2001, this adjustment resulted in a benefit of approximately $45,000.

   Beginning January 1, 2001, the Company began accounting for incentive warrants pursuant to EITF Issue 00-22, "Accounting for "Points" and Other Time- or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future." Under the consensus in Issue 00-22, the Company estimates the number of customers that will ultimately earn incentive warrants, factoring in returns, if it can be reasonably estimated. Each revenue transaction with customers that earn incentive warrants is reduced by an applicable incentive cost rate. Changes to estimates of the ultimate incentive cost are recognized by using a cumulative catch-up adjustment at each balance sheet date and by reducing future revenues, on a non-cash basis, based on a revised incentive cost rate.

   The estimated non-cash value of the incentive warrants related to the year ended December 31, 2001 is insignificant. Due to the change in the Company's business model, the Company does not anticipate any significant warrants being earned and granted in the future.

17.  Related Party Transactions

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

18.  Restructuring

   In November 2000, the Company announced a restructuring of its e-commerce business. The restructuring included the elimination of certain unprofitable business lines and a resultant reduction in its workforce of approximately 10 percent of the employees located in the United States. The total restructuring charge was $2.2 million and included a write-off of approximately $0.8 million of assets relating to the unprofitable business lines to be eliminated. The majority of the write-down of net assets related to IAI, Inc. and BioSupplyNet, Inc. and consisted of impairment of intangibles. The restructuring liability was fully utilized during the year ended December 31, 2001.

   In June 2001, the Company announced a restructuring of the business to essentially eliminate outsourced procurement services. The restructuring includes the elimination of certain unprofitable business lines and a resultant reduction in workforce of approximately one-half of the employees located in the United States. The total restructuring charge was $10.7 million and included approximately $1.6 million for employee separation benefits, $6.7 million of assets and approximately $2.4 million of other costs and lease obligations relating to the unprofitable business lines to be eliminated. During the fourth quarter of 2001, approximately $430,000 of the original restructuring amount relating to the net asset impairment was reversed and established for the other costs and lease obligations.

   Per SEC Staff Accounting Bulletin 100 and Emerging Issues Task Force Issue No. 94-3, the following table summarizes information about the Company's restructuring plan of June 2001:

                                                                           Impairment   Remaining
                                                                          Expenses and Liability at
                                                            Restructuring  Charges to  December 31,
                                                                Plans      Liability       2001
                                                            ------------- ------------ ------------
Number of employees........................................          108          101            7
                                                             ===========  ===========   ==========
Involuntary termination benefits...........................  $ 1,630,293  $ 1,316,075   $  314,218
Other costs and lease obligations..........................    2,346,239    2,346,239    1,569,686
Write-down of net assets of business lines to be eliminated    6,673,468    6,673,468           --
                                                             -----------  -----------   ----------
Total......................................................  $10,650,000  $10,650,000   $1,883,904
                                                             ===========  ===========   ==========

                                SciQuest, Inc.

19.  Business Segment Data

   During 2000 and 2001, as a result of the acquisition of EMAX, the Company operated in two business segments--e-commerce transactions and license fees and other professional services. The Company operated as a single segment during 1999. Substantially all operations are in the United States.

                                                                            Year Ended December 31, 2000
                                                                      ----------------------------------------
                                                                                    License fees
                                                                                     and other
                                                                                    professional
                                                                       E-Commerce     services    Consolidated
                                                                      ------------  ------------  ------------
Revenues--external customers......................................... $ 45,406,666  $  6,296,890  $ 51,703,556
Depreciation and amortization........................................ $  6,798,912  $ 32,490,094  $ 39,289,006
Non-cash stock based compensation and customer acquisition costs..... $ (2,664,183) $    131,079  $ (2,533,104)
Operating loss....................................................... $(51,619,446) $(39,942,887) $(91,562,333)
Interest revenue.....................................................    7,302,020         2,030     7,304,050
Interest expense.....................................................     (153,621)       (1,703)     (155,324)
                                                                      ------------  ------------  ------------
Loss before income taxes.............................................  (44,471,047)  (39,942,560)  (84,413,607)
Income tax benefit...................................................           --        66,225        66,225
                                                                      ------------  ------------  ------------
Net loss............................................................. $(44,471,047) $(39,876,335) $(84,347,382)
                                                                      ============  ============  ============
Capital expenditures................................................. $ 10,536,726  $  3,985,519  $ 14,522,245
                                                                      ============  ============  ============
Total assets......................................................... $103,580,131  $ 99,612,567  $203,192,698
                                                                      ============  ============  ============

                                                                            Year Ended December 31, 2001
                                                                      ----------------------------------------
                                                                                    License fees
                                                                                     and other
                                                                                    professional
                                                                       E-Commerce     services    Consolidated
                                                                      ------------  ------------  ------------
Revenues--external customers......................................... $ 16,230,172  $  6,981,255  $ 23,211,427
Depreciation and amortization........................................ $  6,667,813  $ 42,111,590  $ 48,779,403
Non-cash stock based compensation and customer acquisition costs..... $  2,593,109  $    583,066  $  3,176,175
Operating loss....................................................... $(39,873,045) $(45,657,646) $(85,530,691)
Interest revenue.....................................................    3,025,770        53,996     3,079,766
Interest expense.....................................................     (255,763)     (130,417)     (386,180)
                                                                      ------------  ------------  ------------
Loss before income taxes.............................................  (37,103,038)  (45,734,067)  (82,837,105)
Income tax benefit...................................................           --            --            --
                                                                      ------------  ------------  ------------
Net loss............................................................. $(37,103,038) $(45,734,067) $(82,837,105)
                                                                      ============  ============  ============
Capital expenditures................................................. $  3,397,887  $  4,161,342  $  7,559,229
                                                                      ============  ============  ============
Total assets......................................................... $ 55,185,661  $ 60,739,896  $115,925,557
                                                                      ============  ============  ============

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, SciQuest, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SCIQUEST, INC.
                                          (Registrant)

                                                 /s/  STEPHEN J. WIEHE
                                          By: _______________________________
                                                      Stephen J. Wiehe
                                                  Chief Executive Officer

Date:  March 15, 2001

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                            Title                            Date
      ---------                            -----                            ----

/s/  STEPHEN J. WIEHE Chief Executive Officer (Principal Executive     March 15, 2002
---------------------   Officer) and Director
  Stephen J. Wiehe

/s/  JAMES J. SCHEUER Chief Financial Officer (Principal Financial and March 15, 2002
---------------------   Accounting Officer)
  James J. Scheuer

/s/  M. SCOTT ANDREWS Product Marketing Director and Director          March 15, 2002
---------------------
  M. Scott Andrews

 /s/  NOEL J. FENTON  Director                                         March 15, 2002
---------------------
   Noel J. Fenton

 /s/  GAUTAM PRAKASH  Director                                         March 15, 2002
---------------------
   Gautam Prakash

  /s/  LLOYD SEGAL    Director                                         March 15, 2002
---------------------
     Lloyd Segal

 /s/  BRUCE J. BOEHM  Director                                         March 15, 2002
---------------------
   Bruce J. Boehm