Form 10-Q
period 2002-03-31
SCIQUEST COM INC
filed 2002-05-10
CIK 1082526

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-Q

[Mark One]

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
     For the quarterly period ended March 31, 2002

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
     For the transition period from __________  to __________

                       Commission File Number: 000-27803

                               -----------------

                                SCIQUEST, INC.
            (Exact name of registrant as specified in its charter)

                               -----------------

                      Delaware                 56-2127592
                   (State or other          (I.R.S. Employer
                    Jurisdiction           Identification No.)
                 of incorporation or
                    organization)

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

   As of May 7, 2002, 29,558,513 shares of Common Stock, $.001 par value, were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                SCIQUEST, INC.

                               TABLE OF CONTENTS

PART I--FINANCIAL INFORMATION:
ITEM 1:  FINANCIAL STATEMENTS
        Consolidated Balance Sheets at March 31, 2002 (unaudited) and December 31, 2001.........          3
        Consolidated Statements of Operations for the Three Months Ended March 31, 2002 and 2001
        (unaudited).............................................................................          4
        Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2002
        and 2001 (unaudited)....................................................................          5
        Notes to Consolidated Financial Statements (unaudited)..................................          6
ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS...................................................................         19
ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..................................... 34

PART II--OTHER INFORMATION:
ITEM 1:  LEGAL PROCEEDINGS.............................................................................. 35
ITEM 2:  CHANGES IN SECURITIES.......................................................................... 35
ITEM 3:  DEFAULTS IN SECURITIES......................................................................... 35
ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................ 35
ITEM 5:  OTHER INFORMATION.............................................................................. 36
ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K............................................................... 36
SIGNATURES.............................................................................................. 37

                                    PART I

Item 1.  Financial Statements
                                SciQuest, Inc.

                          CONSOLIDATED BALANCE SHEETS

                                                                                         March 31,    December 31,
                                                                                           2002           2001
                                                                                       -------------  -------------
                                                                                        (unaudited)
                                       Assets
Current assets:
   Cash and cash equivalents.......................................................... $  22,122,630  $  25,369,945
   Short-term investments.............................................................    14,020,943      8,542,471
   Accounts receivable, net...........................................................     2,630,709      4,838,426
   Prepaid expenses and other current assets..........................................     2,820,562      2,832,759
                                                                                       -------------  -------------
       Total current assets...........................................................    41,594,844     41,583,601
                                                                                       -------------  -------------

Long-term investments.................................................................     6,241,926     11,729,107
Property and equipment, net...........................................................     4,219,746      5,060,517
Capitalized software and web site development costs, net..............................    10,320,071      9,747,278
Goodwill, net.........................................................................            --     38,257,357
Other intangible assets, net..........................................................       101,583      8,989,247
Other long-term assets................................................................        43,525        558,450
                                                                                       -------------  -------------
       Total assets................................................................... $  62,521,695  $ 115,925,557
                                                                                       =============  =============

                        Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable................................................................... $     185,120  $     203,571
   Accrued liabilities................................................................     2,978,414      3,906,340
   Deferred revenues..................................................................     1,397,259      2,144,961
   Current maturities of long-term debt and capital lease obligations.................     1,281,780      1,297,320
                                                                                       -------------  -------------
       Total current liabilities......................................................     5,842,573      7,552,192
                                                                                       -------------  -------------
Long-term debt and capital lease obligations, less current maturities.................       945,833      1,187,736
                                                                                       -------------  -------------
Commitments and contingencies.........................................................            --             --

Stockholders' equity:
   Common stock, $0.001 par value; 90,000,000 shares authorized; 29,477,802 and
     29,175,527 shares issued as of March 31, 2002 and December 31, 2001,
     respectively.....................................................................        29,478         29,176
   Additional paid-in capital.........................................................   318,587,402    317,931,597
   Deferred compensation..............................................................      (436,008)      (558,609)
   Deferred customer acquisition costs................................................    (3,748,856)    (4,098,906)
   Accumulated other comprehensive loss...............................................       (19,383)       (18,144)
   Treasury stock, at cost, 304,000 shares as of March 31, 2002 and December 31, 2001.      (281,088)      (281,088)
   Accumulated deficit................................................................  (258,398,256)  (205,818,397)
                                                                                       -------------  -------------
       Total stockholders' equity.....................................................    55,733,289    107,185,629
                                                                                       -------------  -------------
       Total liabilities and stockholders' equity..................................... $  62,521,695  $ 115,925,557
                                                                                       =============  =============

  The accompanying notes are an integral part of these financial statements.

                                SciQuest, Inc.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                                            Three Months Ended March 31,
                                                                                            ---------------------------
                                                                                                2002           2001
                                                                                            ------------   ------------
Revenues:
   License fees and other professional services............................................ $  1,677,539   $    900,394
   E-commerce (net of $0 and $54,896, respectively, of non-cash buyer incentive
     warrants).............................................................................           --     11,686,801
                                                                                            ------------   ------------
       Total revenues......................................................................    1,677,539     12,587,195
                                                                                            ------------   ------------
Cost of revenues:
   Cost of license fees and other professional services (includes $895,577 and $593,471,
     respectively, of amortization of capitalized software costs)..........................    1,540,067      1,006,809
   Cost of e-commerce......................................................................           --     11,282,025
                                                                                            ------------   ------------
       Total cost of revenues..............................................................    1,540,067     12,288,834
                                                                                            ------------   ------------
       Gross profit........................................................................      137,472        298,361
                                                                                            ------------   ------------
Operating expenses:
   Development (includes $69,462 and $122,847, respectively, of stock-based employee
     compensation).........................................................................    1,875,373      4,213,167
   Sales and marketing (includes $33,150 and $134,856, respectively, of stock-based employee compensation and $664,963 and ($223,443), respectively, of stock-based
     customer acquisition expenses (benefits)).............................................    1,881,506      4,332,804
   General and administrative (includes $13,195 and $254,598, respectively, of stock-based employee compensation and $1,833,333 and $10,229,547, respectively, of
     amortization of intangibles)..........................................................    3,842,679     15,331,074
   Impairment of intangible assets.........................................................    7,155,914             --
                                                                                            ------------   ------------
       Total operating expenses............................................................   14,755,472     23,877,045
                                                                                            ------------   ------------
Operating loss.............................................................................  (14,618,000)   (23,578,684)
                                                                                            ------------   ------------
Other income (expense):
   Interest income.........................................................................      317,232      1,173,710
   Interest expense........................................................................      (27,472)       (53,249)
   Other income (expense), net.............................................................        5,738          2,169
                                                                                            ------------   ------------
       Total other income (expense), net...................................................      295,498      1,122,630
                                                                                            ------------   ------------
Loss before cumulative effect of accounting change.........................................  (14,322,502)   (22,456,054)
Cumulative effect of accounting change for impairment of goodwill..........................  (38,257,357)            --
                                                                                            ------------   ------------
Net loss................................................................................... $(52,579,859)  $(22,456,054)
                                                                                            ============   ============
Net loss per common share--basic and diluted:..............................................
   Before cumulative effect of accounting change........................................... $      (0.49)  $      (0.78)
   Cumulative effect of accounting change..................................................        (1.32)            --
                                                                                            ------------   ------------
       Net loss per share--basic and diluted............................................... $      (1.81)  $      (0.78)
                                                                                            ============   ============
Weighted average common shares outstanding--basic and diluted..............................   29,012,078     28,797,934
                                                                                            ============   ============


  The accompanying notes are an integral part of these financial statements.

                                SciQuest, Inc.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                Three Months Ended March 31,
                                                                                ---------------------------
                                                                                    2002           2001
                                                                                ------------   ------------
Cash flows from operating activities
   Net loss.................................................................... $(52,579,859)  $(22,456,054)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization.............................................    3,687,383     12,907,353
     Bad debt expense..........................................................       12,000             --
     Non-cash buyer incentive warrants.........................................       (3,653)        16,028
     Accounting change-impairment of goodwill..................................   38,257,357             --
     Impairment of intangible assets...........................................    7,155,914             --
     Amortization of deferred compensation.....................................      115,807        512,301
     Amortization of deferred customer acquisition costs.......................      668,616       (184,576)
     Amortization of discount on investments...................................       63,842        (21,895)
     Loss from disposal of fixed assets........................................       52,517             --
     Changes in operating assets and liabilities:                                                        --
       Accounts receivable.....................................................    2,226,264      4,732,865
       Prepaid expenses and other current assets...............................       23,758         70,069
       Other assets............................................................      514,925        690,895
       Accounts payable........................................................      (18,451)       300,162
       Accrued liabilities.....................................................     (928,826)      (910,535)
       Deferred revenue........................................................     (809,444)       503,922
                                                                                ------------   ------------
          Net cash used in operating activities................................   (1,561,850)    (3,839,465)
                                                                                ------------   ------------
Cash flows from investing activities
   Purchase of property and equipment and capitalized software.................     (696,258)    (3,590,730)
   Proceeds from sale of equipment.............................................      122,000             --
   Cash paid for acquisitions..................................................     (816,399)            --
   Maturity of investments.....................................................    4,954,650     20,990,742
   Purchase of investments, including restricted cash..........................   (5,009,783)    (1,442,048)
                                                                                ------------   ------------
          Net cash provided by (used in) investing activities..................   (1,445,790)    15,957,964
                                                                                ------------   ------------
Cash flows from financing activities
   Repayment of notes payable..................................................     (208,334)            --
   Repayment of capital lease obligations......................................      (49,109)      (186,496)
   Proceeds from exercise of common stock warrants and options.................       19,007         26,040
                                                                                ------------   ------------
          Net cash used in financing activities................................     (238,436)      (160,456)
                                                                                ------------   ------------
Effect of exchange rate changes on cash and cash equivalents...................       (1,239)       (17,379)
                                                                                ------------   ------------
Net increase (decrease) in cash and cash equivalents...........................   (3,247,315)    11,940,664
Cash and cash equivalents at beginning of period...............................   25,369,945     20,162,831
                                                                                ------------   ------------
Cash and cash equivalents at end of period..................................... $ 22,122,630   $ 32,103,495
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

   Historically, the Company has earned revenues from e-commerce transactions generated by purchases made through the SciQuest web sites. Effective May 1, 2001, the Company ceased taking title to products sold through our e-commerce solution. In addition, SciQuest, Inc. has historically earned revenue for advertising on its web sites and advertising in the printed catalogue of scientific products (the "Source Book"), which is prepared and distributed by the Company's subsidiary, BioSupplyNet, Inc. ("BioSupplyNet"). The Company anticipates it will continue to earn advertising revenue from the Source Book, primarily all of which has historically been recognized, and is expected to continue to be recognized, in the second quarter of each fiscal year. The Company also recognizes revenues from its subsidiary, EMAX Solution Partners, Inc. ("EMAX"), which provides customized electronic research solutions designed to integrate chemical information systems to improve productivity and compliance for pharmaceutical, scientific and research companies.

  Liquidity

   The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company had an accumulated deficit of $258,398,000 at March 31, 2002, incurred a net loss of $52,580,000 for the quarter then ended, and expects to incur additional losses in 2002. During the two years ended December 31, 2001 the Company incurred cumulative losses from operations of $177.1 million and used $76.6 million of net cash in operating activities.

   The Company has funded its operations primarily through private placements of preferred stock during 1998 and 1999 and its 1999 initial public offering. As of March 31, 2002, the Company had total cash and investments of $42.4 million, which is comprised of cash and cash equivalents of $22.1 million, short-term investments of $14.0 million and long-term investments of $6.3 million.

   The Company has recently restructured its operations and has transitioned from an e-commerce transaction company to a software and related service provider. As a result, there is only limited operating history under the current business model with which to estimate future performance. The Company's cash flow is dependent on its ability to control expenses and achieve revenue growth which is dependent on the Company's ability to sell software licenses and related services as well as development of new products and service offerings. Additionally, 70% of the Company's revenue for the three months ended March 31, 2002 was generated by four customers and the Company expects that large individual transactions with major customers may represent an increasing percentage of revenues.

   There are significant uncertainties, based on recent economic conditions and the Company's limited operating experience as a software and related services provider, as to whether debt or equity financing will be available if the Company is required to seek additional funds. If the Company is able to secure funds in the debt or equity markets, it may not be able to do so on terms that are favorable or acceptable to the Company. Additional equity financing would likely result in substantial dilution to existing stockholders. If the Company is unable to raise additional capital to continue to support

                                SciQuest, Inc.

operations, it may be required to scale back, delay or discontinue one or more product offerings, which could have a material adverse affect on the Company's business. Reduction or discontinuation of any one of the Company's business components or product offerings could result in additional charges, which would be reflected in the period of the reduction or discontinuation.

   Based on average quarterly operating expenses (excluding non-cash expenses) incurred in the three quarters after the June 2001 restructuring and budgeted expenditures for 2002, the Company believes cash and investments at March 31, 2002 will be sufficient to satisfy requirements for more than the next year. However, lower than expected cash flows as a result of lower revenue or increased expenses could require the Company to raise additional capital in order to maintain its operations. There is no assurance that the Company will be able to raise funds on favorable terms, or at all.

2.  Summary of Significant Accounting Policies

  Unaudited Interim Financial Information

   The unaudited interim consolidated financial statements as of and for the three months ended March 31, 2002 and March 31, 2001 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments necessary to present fairly the consolidated balance sheets, statements of operations and statements of cash flows for the periods presented in accordance with generally accepted accounting principles. The consolidated balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date. Certain information and footnote disclosures have been omitted in accordance with the rules and regulations of the SEC. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2001 included in the Company's Form 10-K, filed with the SEC on March 15, 2002. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

  Principles of Consolidation

   As of December 31, 2001, the Company reorganized its corporate structure and dissolved Internet Auctioneers International, Inc., Intralogix, Inc., SciCentral, Inc., and merged BioSupplyNet, Inc. and EMAX Solution Partners, Inc. with SciQuest, Inc. The consolidated financial statements include the accounts of SciQuest, Inc. and its wholly-owned subsidiaries, EMAX Solution Partners (UK) Limited, Textco, Inc. ("Textco") and SciQuest Europe Limited. All significant intercompany accounts and transactions have been eliminated.

   The consolidated financial statements prior to 2002 include the accounts of SciQuest, Inc. and its wholly-owned subsidiaries, BioSupplyNet, Inc., Internet Auctioneers International, Inc., Intralogix, Inc., SciCentral, Inc., EMAX Solution Partners, Inc. and SciQuest Europe Limited. All significant intercompany accounts and transactions have been eliminated.

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

                                SciQuest, Inc.

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

  Restricted Cash

   At March 31, 2002, restricted cash of $1,849,218 and $1,456,239 included in cash and cash equivalents and long-term investments, respectively, is comprised of certificates of deposit and money market accounts which serve as collateral for the Company's lease commitments, acquisition earn-out commitments, officer loans guaranteed by the Company and other debt.

  Accounts Receivable

   The Company bears all risk of loss on credit sales including those of scientific products in e-commerce transactions. Accounts receivable is presented net of an allowance for doubtful accounts.

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

  Capitalized Software Costs

   Software development costs related to software products sold to customers are required to be capitalized beginning when a product's technological feasibility has been established and ending when a product is available for general release to customers. Capitalized software costs result from the acquisitions of EMAX, Textco, Inc. and Groton NeoChem (see Note 3) as determined by valuations prepared by management and from developing standardized versions of software products for sale. Capitalized software costs are amortized over the period of expected benefit, which is typically three to four years.

  Intangible Assets

   Intangible assets consist of goodwill and certain other intangible assets acquired in the Company's various acquisitions. Goodwill is recorded as an asset and reviewed annually for impairment. Prior to 2002, goodwill was amortized over a period of three to five years. All other intangible assets are amortized over the period the Company expects to benefit from their use, typically a period of two to three years.

                                SciQuest, Inc.

   The Company evaluates the recovery of goodwill and other intangible assets according to the applicable accounting standards in order to determine whether an impairment has occurred. For goodwill, an impairment is recognized whenever the carrying value of the goodwill and its related assets exceeds fair value, which is normally measured as the sum of the estimated future discounted cash flows attributable to the business component to which the asset relates. (See
Note 8).

  Fair Value of Financial Instruments

   The carrying values of cash and cash equivalents, accounts payable and accounts receivable at March 31, 2002 and December 31, 2001 approximated their fair values due to the short-term nature of these items. The Company considers its short-term and long-term investments to be held-to-maturity, and therefore these investments are carried at amortized cost.

  Impairment of Long-Lived Assets

   The Company evaluates the recoverability of its property and equipment and intangible assets in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 requires long-lived assets to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment is recognized in the event that the net book value of an asset exceeds the future undiscounted cash flows attributable to such asset or the business to which such asset relates and the net book value exceeds fair value. The impairment amount is measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value.

   In March 2000, the Company acquired all of the outstanding common and preferred stock of EMAX Solution Partners, Inc. (EMAX) and allocated $22,000,000 of the purchase price to trademarks. Subsequently, the value of the trademarks was being amortized to expense over a three-year period. During the first quarter of 2002, the Company discontinued utilizing the EMAX trademarks and, accordingly, determined that the carrying value of the trademarks had been impaired. As a result, the company recognized a charge to income of $7,155,914, the unamortized balance at March 31, 2002, ($0.25 per share) in the first quarter of 2002. As part of the restructuring plan during the year ended December 31, 2001, an impairment of approximately $6.7 million of long-lived assets was recognized related to the elimination of unprofitable business lines. (See Notes 5 and 8).

   The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and other Intangible Assets," ("SFAS No. 142") effective January 1, 2002. This statement addresses accounting and reporting for acquired goodwill and intangible assets. In accordance with the transitional provisions of SFAS No. 142, the Company determined that the carrying value of goodwill and related assets exceeded their fair value. As a result, the Company recognized a charge to income of $38,257,357 ($1.32 per share), as the cumulative effect of a change in accounting principle during the first quarter of 2002.

  Revenue Recognition

   SciQuest generates revenues from scientific organizations by charging license, subscription and maintenance fees for the use of its technology. SciQuest also offers professional services related to these solutions, for activities such as project implementation and training. In addition, SciQuest receives revenue from scientific supply manufacturers for converting their paper catalogs into an electronic format, enhancing or enriching the data and distributing the information as directed by the suppliers. Until the third quarter of 2001, the Company earned much of its revenues from the sale of scientific products through its e-commerce web sites. The Company is no longer offering order-processing services and expects no substantial transaction revenues in the future. With the acquisition of EMAX in March 2000, the Company began deriving revenues from custom software development and implementation services, from sales of software licenses, and from support and maintenance contracts.

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

   As a result, the e-commerce revenues of $11,686,801 for the three months ended March 31, 2001 were comprised of orders taken prior to May 1, 2001, which were recorded on a gross basis. During the second half 2001, the Company phased out order processing services provided to customers, thereby eliminating e-commerce transaction volume during 2002.

   Advertising revenues are recognized ratably over the period in which the advertisement is displayed, provided that the Company has no significant remaining obligations to the advertiser and that collection of the resulting receivable is probable. Revenues from advertising included in the Source Book are recognized at the date the Source Book is published and distributed to the purchasers of scientific products as the Company has met all of its obligations to the advertisers at that date. Source Book revenue is included in license fees and other professional services and has historically been recognized in the second quarter of each fiscal year.

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

  Cost of Revenues

   Cost of e-commerce revenues represents the purchase price to the Company of the scientific products sold through its e-commerce web sites and of scientific equipment, shipping and handling fees and the cost of maintaining such web sites. Prior to May 1, 2001, the Company generally took legal title to the scientific products and equipment purchased at the date of shipment and relinquished title to its customers upon delivery. Effective May 1, 2001, the Company discontinued taking legal title to these products and began recording revenue on a net basis for the remainder of 2001. There were no e-commerce transactions in 2002.

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

   In addition, the Company has agreed to issue to certain major enterprise buyers additional incentive warrants, the number of which will be based on each buyer's volume of purchases during the years 2000, 2001 and 2002. The value of these warrants will be determined using the Black-Scholes Model at the issuance date, adjusted periodically using the cumulative catch-up approach. Deferred customer acquisition costs are presented net of accumulated amortization.

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

                                SciQuest, Inc.

   During the three months ended March 31, 2002, four customers comprised 24%, 20%, 14% and 12%, respectively, of the Company's revenue. Generating revenue from large sales and installations of software increase short-term concentrations of credit risk with respect to accounts receivable. This credit risk is typically limited due to the contractual structure and short-term nature of each engagement and because most customers are located in the United States. At March 31, 2002, one customer comprised 58% of the gross accounts receivable balance. This customer is within the final 9 months of a multi-year equipment financing arrangement with the Company that began during the year ended December 31, 2000. Substantially all of the Company's revenues are from sales transactions originating in the United States.

  Comprehensive Income (Loss)

   Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS No. 130"). Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. The Company's only item of other comprehensive income during the three months ended March 31, 2002 and 2001 was foreign currency translation.

  Segment Reporting

   As a result of the acquisition of EMAX, the Company determined that it had separately reportable operating segments in 2000 and 2001, as defined by Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position but did affect the disclosure of segment information (see Note 4).

   As discussed previously, in 2001 the Company discontinued the e-commerce business segment. Accordingly, beginning January 1, 2002, the Company has only one reportable business segment--license fees and other professional services.

  Net Income (Loss) Per Common Share

   Basic net income (loss) per common share is computed by dividing net income
(loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants and shares issuable upon conversion of Class B common stock and convertible preferred stock. The calculation of the net loss per share available to common stockholders for the three months ended March 31, 2002 and 2001 does not include any potential shares of common stock equivalents, as their impact would be anti-dilutive.

   In September 2001, the Board of Directors authorized a stock repurchase program. The program authorizes the Company to purchase up to $5 million of common stock over the next twelve months from time to time in the open market or in privately negotiated transactions depending on market conditions. As of March 31, 2002, the Company had purchased and placed in treasury, at cost, 304,000 shares of its common stock.

  Reclassifications

   Certain prior period amounts have been reclassified to conform with the current period presentation.

  Recent Accounting Pronouncements

   In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, "Business Combinations," ("SFAS No. 141"). SFAS No. 141 supersedes APB Opinion No. 16, "Business Combinations," and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS No. 141 requires: (1) that all business combinations be accounted for by the purchase method, thereby eliminating the pooling method, (2) that assets (including intangible assets) be recognized and valued apart from goodwill, and (3) that additional

                                SciQuest, Inc.

disclosures be made regarding business combinations and the resulting allocation of purchase price. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001 and to all purchase method acquisitions dated on or after July 1, 2001. The Company's adoption of SFAS No. 141 did not have a material impact on the consolidated financial position or results of operations.

   In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," ("SFAS No. 142") . SFAS No. 142 supersedes APB Opinion No. 17, "Intangible Assets" and primarily addresses accounting for goodwill and other intangible assets subsequent to their acquisition. The major provisions include: (1) the ceasing of amortization of goodwill and indefinite lived intangible assets, (2) the testing for impairment of goodwill and indefinite lived intangible assets at least annually, and (3) the removal of the restriction that the maximum amortization period of intangible assets with finite lives be limited to 40 years. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001 (with the exception that any goodwill or intangible assets acquired after June 30, 2001 will be subject immediately to the statement's provisions) with application being required at the beginning of an entity's fiscal year. Any impairment losses from the initial application are to be reported as a cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, "Accounting Changes." The Company has recorded an impairment of $38,257,357 in the first quarter of 2002 related to the initial application of this standard (see Note 8).

   In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 143, "Accounting for Asset Retirement Obligations," ("SFAS No. 143"). SFAS No. 143 requires recording the fair value of a liability for an asset retirement obligation in the period in which it is incurred, and a corresponding increase in the carrying value of the related long-lived asset. Over time, the liability is accreted using the original discount rate when the liability was initially recognized, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, it is either settled for its recorded amount or a gain or loss upon settlement is recorded. The provisions of SFAS No. 143 will be effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have any impact on the Company's financial statements or results of operations.

   In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144"). SFAS No. 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," ("SFAS No. 121") and APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," ("APB No. 30"). SFAS No. 144, while retaining the fundamental recognition and measurement provision of SFAS No. 121, establishes a "primary-asset" approach to determining the cash flow estimation period for a group of assets and liabilities. Similarly, SFAS No. 144 retains the basic provisions of APB No. 30, but broadens the presentation to include a component of an entity. In addition, discontinued operations are no longer measured on a net realizable value basis and future operating losses are no longer recognized before they occur. Rather, discontinued operations are carried at the lower of carrying amount or fair value less cost to sell. Application of the provisions of SFAS No. 144 is required for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a material impact on the Company's financial statements or results of operations. However, the Company has recognized an impairment of $7,155,914 during the first quarter of 2002 related to abandoned trademarks under SFAS No. 144 (see Note 8).

  Employee Stock Purchase Plan

   During 2000, the Board of Directors reserved 1,100,000 shares of the Company's common stock for issuance under the Employee Stock Purchase Plan (the "ESPP"). The ESPP has two 24-month offering periods (each an "Offering Period") annually, beginning May 1 and November 1, respectively. The first Offering Period under the ESPP ended on November 1, 2000. Eligible employees can elect to make deductions from 1% to 20% of their compensation during each payroll period of an Offering Period. Special limitations apply to eligible employees who own 5% or more of the outstanding common stock of the Company. None of the contributions made by eligible employees to purchase the Company's common stock under the ESPP are tax deductible to the employees. On April 30 and October 31 (the "Purchase Date") of each year, the total payroll

                                SciQuest, Inc.

deductions by an eligible employee for that six-month period will be used to purchase common stock of the Company at a price equal to 85% of the lesser of
(a) the reported closing price of the Company's common stock on the enrollment date of the Offering Period, or (b) the reported closing price of the common stock on the Purchase Date.

3.  Acquisitions

  Textco, Inc

   On February 19, 2002, the Company purchased all of the outstanding stock of Textco, Inc. in exchange for the issuance of 218,737 shares of the Company's common stock with a value of approximately $329,000 based on the average market price over the period covering 2-days before and after the acquisition date, cash payments in the amount of $393,000 (including $118,000 for acquisition-related expenses) and the assumption of $37,000 in net liabilities of Textco. This acquisition was accounted for using the purchase method of accounting under SFAS No. 141. The results of Textco's operations have been included in the consolidated financial statements since the date of acquisition.

   Of the total purchase price, $609,000 was allocated to the developed software costs and $106,000 was allocated to non-competition agreements. These assets are being amortized over a period of two to three years. An insignificant amount of purchase price was allocated to the tangible assets.

   The purchase of Textco expands SciQuest's software product offerings into the early stages of drug discovery research via biological research software and increases penetration into targeted biotechnology, pharmaceutical and research organizations. Textco's products are used by molecular biologists. Installations include commercial and academic research organizations and research universities. Textco's two primary products, Gene Construction Kit and Gene Inspector, provide users with an intuitive, graphical technology for gene cloning projects, DNA sequence analyses and experiment tracking via electronic notebooks.

   The merger agreement includes incentive payments upon achievement of cumulative revenue targets during the first year. Cash of $180,000 and 269,215 shares of common stock related to the incentive payments have been placed in escrow. The cash is included the Company's restricted cash disclosures. These contingently issuable shares will not be considered outstanding common shares or included in the computation of basic earnings per share until all necessary conditions for their issuance have been met. Due to the antidilutive effect, these shares will not be included in the computation of dilutive earnings per share.

  Groton NeoChem

   On March 18, 2002, the Company purchased substantially all of the assets of Groton NeoChem for cash payments in the amount of $423,000 (including $123,000 for acquisition-related expenses) and the assumption of $26,000 in net liabilities. This acquisition was accounted for using the purchase method of accounting under SFAS No. 141. The results of Groton NeoChem's operations have been included in the consolidated financial statements since the date of acquisition.

   Of the total purchase price, approximately $448,000 was allocated to the developed software costs, which are being amortized over a period of three years. An insignificant amount of purchase price was allocated to the tangible assets.

   The Groton NeoChem products are an additional step in the Company's strategy of building a comprehensive set of enterprise solutions for high-throughput research. These solutions facilitate the capture, organization, management, analysis and presentation of data by integrating advanced software and analytical instrument technology.

   The employment agreements of key personnel include incentive payments of up to $240,000 upon achievement of cumulative revenue targets during the first year. The payments may be made in the form of cash, stock or a combination of both depending upon certain Company and employee elections.

                                SciQuest, Inc.

4.  Business Segment Data

   As a result of the acquisition of EMAX, the Company operated in two business segments during 2001--e-commerce transactions and license fees and other professional services. As discussed in Note 2, the Company operated in only one business segment in 2002 as a result of management's decision to evolve the business into a pure software and related services provider. The remaining segment is license fees and other professional services. Substantially all operations are in the United States.

                                      Three Months Ended March 31, 2001
                                  ----------------------------------------
                                                License fees
                                                 and other
                                                professional
                                   E-Commerce     services    Consolidated
                                  ------------  ------------  ------------
     Total assets................ $ 90,320,911  $ 90,375,201  $180,696,112
                                  ============  ============  ============
     Revenues--external customers $ 11,686,801  $    900,394  $ 12,587,195
     Operating loss.............. $(10,992,359) $(12,586,325) $(23,578,684)
     Interest income, net........                                1,122,630
                                                              ------------
     Loss before income taxes....                             $(22,456,054)
                                                              ============

5.  Restructuring

   In November 2000, the Company announced a restructuring of its e-commerce business. The restructuring included the elimination of certain unprofitable business lines and a resultant reduction in its workforce of approximately 10 percent of the employees located in the United States. The total restructuring charge was $2.2 million and included a write-off of approximately $0.8 million of assets relating to the unprofitable business lines to be eliminated. The majority of the write-down of net assets related to Internet Auctioneers International, Inc. and BioSupplyNet, Inc. and consisted of impairment of intangibles. The restructuring liability was fully utilized during the year ended December 31, 2001.

   In June 2001, the Company announced a restructuring of the business to essentially eliminate outsourced procurement services. The restructuring includes the elimination of certain unprofitable business lines and a resultant reduction in workforce of approximately one-half of the employees located in the United States. The total restructuring charge was $10.7 million and included approximately $1.6 million for employee separation benefits, $6.7 million of asset writedowns and approximately $2.4 million of other costs and lease obligations relating to the unprofitable business lines to be eliminated.

   Per SEC Staff Accounting Bulletin 100 and Emerging Issues Task Force Issue No. 94-3, the following table summarizes information about the Company's restructuring plan of June 2001:

                                                                           Impairment   Remaining
                                                                            Expenses   Liability at
                                                            Restructuring and Charges   March 31,
                                                                Plans     to Liability     2002
                                                            ------------- ------------ ------------
Number of employees........................................          108          106            2
                                                             ===========   ==========   ==========
Involuntary termination benefits...........................  $ 1,630,293   $1,516,401   $  113,892
Other costs and lease obligations..........................    2,346,239    1,151,654    1,194,585
Write-down of net assets of business lines to be eliminated    6,673,468    6,673,468           --
                                                             -----------   ----------   ----------
Total......................................................  $10,650,000   $9,341,523   $1,308,477
                                                             ===========   ==========   ==========

6.  Strategic Relationships

   In October, November, and December 1999, the Company entered into strategic relationships with a number of key suppliers and buyers of scientific products. As a part of these arrangements, the Company issued to these companies

                                SciQuest, Inc.

4,101,680 warrants to purchase the Company's common stock at an exercise price of $0.01 per share of which 3,541,101 warrants are issued and outstanding at March 31, 2002. At March 31, 2002 and December 31, 2001, the Company has deferred customer acquisition costs of $8,051,648 and $7,733,082, respectively, with accumulated amortization of $4,302,792 and $3,634,176, respectively, related to these warrants. The amount of deferred customer acquisition costs will be adjusted in future reporting periods based on changes in the fair value of the warrants until such date as the warrants are fully vested and non-forfeitable. Deferred customer acquisition costs will be amortized to operating expense over the term of the related contractual relationship, which in the case of the buyer agreements is three years and in the case of the supplier agreements is four or five years, using a cumulative catch-up method. The Company recognized $668,616, and $(184,576) in stock based non-cash customer acquisition expense (benefit) during the three months ended March 31, 2002 and 2001, respectively, related to the amortization of deferred customer acquisition costs. These amounts include approximately $0 and $100,000 of amortization of prepaid customer acquisition fees for the three months ended March 31, 2002 and 2001, respectively.

   In addition, the Company has agreed to issue to certain major enterprise buyers additional incentive warrants, the number of which will be based on each purchaser's volume of purchases through the Company's market place during the years 2000, 2001 and 2002. These incentive warrants are issued annually on February 15 through 2003, at an exercise price equal to the price per share of common stock in the Company's initial public offering of $16 per share, and will be exercisable upon issuance.

   Based on purchasing volume during the year ended December 31, 2000, incentive warrants to purchase approximately 58,000 shares of common stock were issued on February 15, 2001, resulting in a non-cash charge to revenue and the recognition of additional paid-in capital of approximately $52,000 representing the estimated fair value of the warrants determined by using the Black-Scholes valuation model at the issuance date. Until such date as they are non-forfeitable, the value of these incentive warrants will be adjusted to their estimated fair value at each balance sheet date with the adjustment being charged to operating expense. For the three months ended March 31, 2002 and 2001, this adjustment resulted in a benefit of approximately $3,700 and $39,000, respectively. No incentive warrants were granted related to purchases during 2001.

7.  Legal Proceedings

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

                                SciQuest, Inc.

8.  Goodwill and Other Intangible Assets

   The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and other Intangible Assets," ("SFAS No. 142") effective January 1, 2002. This statement addresses accounting and reporting for acquired goodwill and intangible assets. In accordance with the transitional provisions of SFAS No. 142, the Company determined that the carrying value of goodwill and related assets exceeded their fair value. As a result, the Company recognized a charge to income of $38,257,357 ($1.32 per share), as the cumulative effect of a change in accounting principle during the first quarter of 2002. As of the end of each period presented, all of the Company's intangible assets had definitive lives and were being amortized accordingly.

   The Company evaluates the recoverability of its intangible assets subject to amortization in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 requires long-lived assets to be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment is recognized in the event that the net book value of an asset exceeds the sum of the future undiscounted cash flows attributable to such asset or the business to which such asset relates and the net book value exceeds fair value. The impairment amount is measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value.

   In March 2000, the Company acquired all of the outstanding common and preferred stock of EMAX Solution Partners, Inc. (EMAX) and allocated $22,000,000 of the purchase price to trademarks. Subsequently, the value of the trademarks was being amortized to expense over a three-year period. During the first quarter of 2002, the Company discontinued utilizing the EMAX trademarks and, accordingly, determined that the carrying value of the trademarks had been impaired. As a result, the Company recognized a charge to income of $7,155,914, the unamortized balance at March 31, 2002, ($0.25 per share) in the first quarter of 2002.

   Other intangible assets are comprised of the following:

                               March 31, 2002         December 31, 2001
                            --------------------  ------------------------
                             Gross                  Gross
                            Carrying Accumulated   Carrying   Accumulated
                             Amount  Amortization   Amount    Amortization
                            -------- ------------ ----------- ------------
     Non-compete agreements $106,000   $(4,417)   $        -- $         --
     Trademarks............       --        --     22,000,000  (13,010,753)
                            --------   -------    ----------- ------------
        Total.............. $106,000   $(4,417)   $22,000,000 $(13,010,753)
                            ========   =======    =========== ============

                                           Aggregate Expense for the
                                              Three Months Ended
                                           -------------------------
                                            March 31,    March 31,
                                              2002         2001
                                            ----------   ----------
           Non-compete agreements......... $    4,417   $       --
           Trademarks.....................  1,833,333    1,833,333
                                            ----------   ----------
              Total....................... $1,837,750   $1,833,333
                                            ==========   ==========
           Estimated Amortization Expense:
           For the year ended 12/31/03.... $   53,000
                                            ==========

                                SciQuest, Inc.

   Following is a schedule of the goodwill account activity by segment for each period presented:

                                             Three Months Ended
                                               March 31, 2002
                                         --------------------------
                                         License fees
                                          And other
                                         Professional
                                           services       Total
                                         ------------  ------------
            Balance, beginning of period $ 38,257,357  $ 38,257,357
            Amortization................           --            --
            Impairment losses...........  (38,257,357)  (38,257,357)
                                         ------------  ------------
               Total.................... $         --  $         --
                                         ============  ============

                                             Three Months Ended
                                               March 31, 2001
                                    ------------------------------------
                                                License fees
                                                 And other
                                        E-      Professional
                                     Commerce     services      Total
                                    ----------  ------------ -----------
       Balance, beginning of period $2,750,525  $69,894,300  $72,644,825
       Amortization................   (330,063)  (8,066,150)  (8,396,213)
       Impairment losses...........         --           --           --
                                    ----------  -----------  -----------
          Total.................... $2,420,462  $61,828,150  $64,248,612
                                    ==========  ===========  ===========

   Following is a reconciliation of the reported net loss to the adjusted net loss reflecting the impact of the adoption of SFAS No. 142 on all periods presented:

                                                                                   For the Three Months
                                                                                      Ended March 31,
                                                                                --------------------------
                                                                                    2002          2001
                                                                                ------------  ------------
Reported net loss
   Reported net loss........................................................... $(52,579,859) $(22,456,054)
   Add back: Cumulative effect of accounting change for impairment of goodwill.   38,257,357            --
                                                                                ------------  ------------
   Reported net loss before cumulative effect of accounting change.............  (14,322,502)  (22,456,054)
   Add back: Goodwill amortization.............................................           --     8,396,213
                                                                                ------------  ------------
   Adjusted net loss........................................................... $(14,322,502) $(14,059,841)
                                                                                ============  ============
Loss per share-basic and diluted
   Reported net loss........................................................... $      (1.81) $      (0.78)
   Add back: Cumulative effect of accounting change for impairment of goodwill.         1.32            --
                                                                                ------------  ------------
   Reported net loss before cumulative effect of accounting change.............        (0.49)        (0.78)
   Add back: Goodwill amortization.............................................           --          0.29
                                                                                ------------  ------------
   Adjusted net loss........................................................... $      (0.49) $      (0.49)
                                                                                ============  ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes, which appear elsewhere in this report.

   Some of the statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report contain forward-looking information. You can identify these statements by forward-looking words such as "expect," "anticipate," "believe," "goal," "plan," "intend," "estimate," "predict," "project," "potential," "continue," "may," "will," and "should" or similar words. They include statements concerning:

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

  .   future licensing of software from third parties

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

   We were incorporated in November 1995 and commenced operations in January 1996. During 1996, we focused on developing our business model and the required technology. We did not begin to recognize any revenues until 1997. We launched our public e-commerce marketplace in 1999. Beginning with our acquisition of EMAX in 2000, we have offered software products to the scientific products industry. In 2001, we discontinued our order-processing services as we focused on providing software products and services.

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

   On February 19, 2002, we purchased all of the outstanding stock of Textco, Inc. in exchange for the issuance of 218,737 shares of our common stock with a value of approximately $329,000 based on the average market price over the period covering 2-days before and after the acquisition date, cash payments in the amount of $393,000 (including $118,000 for acquisition-related expenses) and the assumption of $37,000 in net liabilities of Textco. This acquisition was accounted for using the purchase method of accounting under SFAS No. 141. The results of Textco's operations have been included in the consolidated financial statements since the date of acquisition.

   Of the total purchase price, $609,000 was allocated to the developed software costs and $106,000 was allocated to non-competition agreements. These assets are being amortized over a period of two to three years. An insignificant amount of purchase price was allocated to the tangible assets.

   The purchase of Textco expands SciQuest's software product offerings into the early stages of drug discovery research via biological research software and increases penetration into targeted biotechnology, pharmaceutical and research organizations. Textco's products are used by molecular biologists. Installations include commercial and academic research organizations and research universities. Textco's two primary products, Gene Construction Kit and Gene Inspector, provide users with an intuitive, graphical technology for gene cloning projects, DNA sequence analyses and experiment tracking via electronic notebooks.

   The merger agreement includes incentive payments upon achievement of cumulative revenue targets during the first year. Cash of $180,000 and 269,215 shares of common stock related to the incentive payments have been placed in escrow. The cash is included in our restricted cash disclosures. These contingently issuable shares will not be considered outstanding common shares or included in the computation of basic earnings per share until all necessary conditions for their issuance have been met. Due to the antidilutive effect, these shares will not be included in the computation of dilutive earnings per share.

   On March 18, 2002, we purchased substantially all of the assets of Groton NeoChem for cash payments in the amount of $423,000 (including $123,000 for acquisition-related expenses) and the assumption of $26,000 in net liabilities. This acquisition was accounted for using the purchase method of accounting under SFAS No. 141. The results of Groton NeoChem's operations have been included in the consolidated financial statements since the date of acquisition.

   Of the total purchase price, approximately $448,000 was allocated to the developed software costs, which are being amortized over a period of three years. An insignificant amount of purchase price was allocated to the tangible assets.

   The Groton NeoChem products are an additional step in our strategy of building a comprehensive set of enterprise solutions for high-throughput research. These solutions facilitate the capture, organization, management, analysis and presentation of data by integrating advanced software and analytical instrument technology.

   The employment agreements of key personnel include incentive payments of up to $240,000 upon achievement of cumulative revenue targets during the first year. The payments may be made in the form of cash, stock or a combination of both depending upon certain Company and employee elections.

   The Textco and Groton NeoChem acquisitions were not significant. Therefore, pro forma financial information has not been presented for these acquisitions.

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

   Revenues consist of (1) sales of software licenses and fees for implementation, customization and maintenance services related to these software licenses, (2) sales of scientific products in e-commerce transactions originating on our web sites (during 1999 through 2001), (3) sales of scientific equipment (during 2000), (4) advertising revenues from our web sites, and (5) advertising revenues from the Source Book. We expect that sales of software licenses and fees for implementation, customization and maintenance services related to these software licenses will be the primary source of revenues in future periods.

   Advertising revenues are recognized ratably over the period in which the advertisement is displayed. Revenues from advertising included in the Source Book are recognized at the date the Source Book is published and distributed, which historically has been in the second quarter of the fiscal year.

   We realize revenue from the sale of licenses to our software products, the implementation and customization of our software products and the sale of maintenance and support contracts. We recognize revenues from the sale of licenses to our software products and implementation and customization of these software products on a percentage-of-completion basis over the period of the customization and implementation services, which generally ranges from three to nine months. We recognize revenues from the sale of maintenance and support contracts ratably over the period of the maintenance and support agreements, which is typically twelve months. Revenues from the sale of standardized versions of software are recognized upon customer acceptance in accordance with Statement of Position 97-2, "Software Revenue Recognition."

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

   Since we acted as an agent for the customer and not as the primary obligor in the transaction for orders after May 1, 2001, we no longer recorded sales of scientific products and scientific equipment in e-commerce transactions on a gross basis. For each sale, we recognized revenue in the amount of the net commission that we earned for processing the transaction and/or payment for services. As a result of this change in our method of reporting revenue, we recorded much lower gross revenues from e-commerce transactions after May 1, 2001; however, our gross profit from e-commerce transactions was not materially affected although our gross margin as a percentage of related net revenue increased.

   During the second half of 2001, we finalized the process of discontinuing our order-processing services to our customers. Thus the level of e-commerce transactions were reduced and eventually eliminated during the last half of 2001.

Critical Accounting Policies

   Our consolidated financial statements are prepared in accordance with generally accepted accounting principles utilized in the U.S. Our significant accounting policies are fully described in Note 2 to the consolidated financial statements included under Item 8 of Form 10-K. However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require a higher degree of judgment and complexity. While the estimates and judgments associated with the application of these policies may be affected by different assumptions and conditions, we believe the estimates and judgments associated with the reported amounts are appropriate in the circumstances. The following is a summary of our more significant accounting policies and how they impact our financial statements.

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

   Capitalized software costs. Software development costs related to software products sold to customers are required to be capitalized beginning when a product's technological feasibility has been established and ending when a product is available for general release to customers. These capitalized costs are then amortized over a period of two to four years. The amount being capitalized and the amount amortized is dependent upon our ability to track and capture all application development costs associated with these multiple projects and our ability to estimate accurately their useful lives, respectively.

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

   Allowance for doubtful accounts. We bear all risk of loss on credit sales of products in e-commerce transactions as well as sales of licenses and professional services. The allowance for doubtful accounts at March 31, 2002 represents approximately 29% of current and long-term accounts receivable. Management's estimate is developed from analysis of each individual customer account. One customer represents approximately 58% of the gross accounts receivable balance. Based on current economic conditions and historical experience, we believe that the allowance is adequate. However, if general economic conditions worsen, it could negatively impact the ability of customers to pay their obligations to us.

   Goodwill and intangible asset valuation. We have historically evaluated the recoverability of goodwill and other intangible assets recorded on our balance sheet based on the estimated future undiscounted cash flows attributable to the assets or asset groups to which such goodwill and intangible assets relate. We writedown the carrying value of goodwill and or any intangible asset when the carrying value exceeds the anticipated undiscounted cash flows. We base the estimated future cash flows on actual operating budgets and other assumptions that management deems reasonable. However, because we have recently changed our revenue model from e-commerce transactions to a software and related services model, there is very little history with which to base future estimated cash flows. If future operations are below our current expectations, we may need to revise these cash flow estimates downward, which may then require a writedown. Any resulting writedown may be material to our financial position and results of operations.

   New accounting standards require a change in the methodology for measuring impairment by estimating fair value by using a discounted cash flow approach rather than an undiscounted cash flow approach (see Notes 2 and 8 to the Financial Statements). The assumptions used in discounting cash flows attributable to the reporting units or asset groups to which goodwill and intangible assets relate, could have a material impact on our estimates of the recoverability and fair value of these assets and, in turn, impact the necessity and magnitude of a future impairment charge.

   We adopted Statement of Financial Accounting Standards No. 142, "Goodwill and other Intangible Assets," ("SFAS No. 142") effective January 1, 2002. This statement addresses accounting and reporting for acquired goodwill and intangible assets. In accordance with the transitional provisions of SFAS No. 142, we determined that the carrying value of goodwill and related assets exceeded their fair value. As a result, we recognized a charge to income of $38,257,357 ($1.32 per share), as the cumulative effect of a change in accounting principle during the first quarter of 2002. As of the end of each period presented, all of our intangible assets had definitive lives and were being amortized accordingly.

   We evaluate the recoverability of our intangible assets subject to amortization in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 requires long-lived assets to be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment is recognized in the event that the net book value of an asset exceeds the sum of the future undiscounted cash flows attributable to such asset or the business to which such asset relates and the net book value exceeds fair value. The impairment amount shall be measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value.

   In March 2000, we acquired all of the outstanding common and preferred stock of EMAX Solution Partners, Inc. (EMAX) and allocated $22,000,000 of the purchase price to trademarks. Subsequently, the value of the trademarks was being amortized to expense over a three year period. During the first quarter of 2002, we discontinued utilizing the EMAX trademark and, accordingly, determined that the carrying value of the trademarks had been impaired. As a result, we recognized a charge to income of $7,155,914, the unamortized balance at March 31, 2002, ($0.25 per share) in the first quarter of 2002.

   Gross versus net e-commerce revenues presentation. As noted above, prior to May 1, 2001, we took legal title to the products that we purchased from our suppliers and that in turn, were sold to customers in e-commerce transactions. Because we were the primary obligor in these transactions, we recorded the revenue on a gross basis, whereby we recorded the price at which we sold the products to the customer as gross revenue and the amount we paid the supplier was recorded as cost of sales. Subsequent to May 1, 2001, when we stopped taking legal title to the product, we were no longer the primary obligor. Instead, we acted as an agent on behalf of the customer, and title passed directly from the supplier to the customer. Therefore, we no longer recorded the revenue on a gross basis. For each sale, we recognize revenue in the amount of the net commission that we earned for processing the transaction. In addition, during 2001, we completed the transition away from the e-commerce transaction processing business model. As a result of the above, we recognized no revenues from e-commerce transactions in 2002.

Three Months Ended March 31, 2002 and 2001

  Revenues

   Revenues for the three months ended March 31, 2002 and 2001 have been derived primarily from the sale of licenses to our software products and the implementation and customization of our software products and from the sale of scientific products and scientific equipment in e-commerce transactions. Operational results from the acquisitions of Textco and Groton NeoChem were not significant for the three months ended March 31, 2002.

   During the three months ended March 31, 2002 and 2001, we recognized $1.7 million and $0.9 million, respectively, of revenue from fees from licenses and other professional services.

   E-commerce transaction revenues were $11.7 million for the three months ended March 31, 2001. As we previously discussed, we discontinued our order-processing services during the second half of 2001. As a result, there are no e-commerce transaction revenues in 2002.

   During the three months ended March 31, 2002, four customers accounted for 24%, 20%, 14% and 12%, respectively, of gross revenues. There can be no assurance that these customers will continue to purchase at these levels.

  Cost of Revenues

   Cost of revenues for license fees and other professional services primarily consist of personnel costs for employees who work directly on the development and implementation of customized electronic research solutions and who provide maintenance to customers as well as the amortization of capitalized software development costs. Cost of e-commerce revenues primarily consists of the purchase price of scientific products sold in these transactions and related shipping costs for these products.

   Cost of revenues for license fees and other professional services for the three months ended March 31, 2002 and 2001was $1.5 million and $1.0 million, respectively, of which $0.9 million and $0.6 million, respectively, related to the amortization of capitalized software development costs.

   Cost of e-commerce revenues was $11.3 million for the three months ended March 31, 2001. We discontinued our order-processing services during the second half of 2001, and therefore there are no costs of e-commerce revenues in 2002.

  Gross Profit

   Gross profit decreased to $0.1 million for the three months ended March 31, 2002 from $0.3 million for the three months ended March 31, 2001.

   Gross profit from licenses and professional fees was $0.1 million and $(0.1) million, for the three months ended March 31, 2002 and 2001, respectively.

   Gross profit on the sale of scientific products was $0.4 million, which represented a gross margin percentage of approximately 3.5%, for the three months ended March 31, 2001. There were no sales of scientific products in 2002.

  Operating Expenses

   Development Expenses. Development expenses consist primarily of personnel and related costs to develop, operate and maintain our software, aggregate data and the amortization of capitalized development costs. Development costs decreased to $1.9 million for the three months ended March 31, 2002 from $4.2 million for the three months ended March 31, 2001. This decrease resulted from decreased expenses required to develop our e-commerce fulfillment system and list suppliers' products on our web sites as we transitioned out of the order-processing business model. We reduced our development costs related to our e-commerce business as we focused on selling software and services. During the three months ended March 31, 2002 and 2001, we capitalized approximately $0.7 million and $2.9 million, respectively, of certain costs related to software and web site development projects. We expect our development expenses to continue to be lower in 2002 as compared to 2001.

   Included in development cost is the amortization of non-cash stock-based employee compensation expense, which totaled $0.1 million and $0.1 million for the three months ended March 31, 2002 and 2001, respectively. This is primarily due to stock options that had been issued to employees with exercise prices less than fair value on the date of grant since December 31, 1999. Deferred compensation recorded due to the issuance of such stock options is charged to stock-based employee compensation expense over the vesting term of the options.

   Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, travel expenses, public relations expenses and marketing materials. Sales and marketing expenses decreased to $1.9 million for the three months ended March 31, 2002 from $4.3 million for the three months ended March 31, 2001. This decrease resulted primarily from reducing the number of sales and marketing personnel to market our products and services and from reducing advertising and promotion expenses for our e-commerce marketplace. Sales and marketing expenses for the three months ended March 31, 2002 and 2001 include $0.1 million and $0.1 million, respectively, of amortization of non-cash stock based employee compensation. Also included in sales and marketing expenses for the three months ended March 31, 2002 and 2001 is amortization expense (benefit) of non-cash stock based customer acquisition costs of $0.7 million and ($0.2) million, respectively.

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

   We expect our sales and marketing expenses, apart from the amortization of stock-based customer acquisition costs, to continue to be lower in 2002 than in 2001 due to our reduction in the number of personnel in our sales and marketing departments.

   General and Administrative Expenses. General and administrative expenses consist primarily of personnel and related costs for our customer care department and general corporate functions, including finance, accounting, legal, human resources, investor relations, facilities, amortization of intangibles and non-cash stock based employee compensation. General and administrative expenses decreased to $3.8 million for the three months ended March 31, 2002 from $15.3 million for the three months ended March 31, 2001. General and administrative expenses in 2001 includes amortization of goodwill and other intangible assets of $10.2 million while 2002 includes only $1.8 million of amortization of other intangible assets relating primarily to our acquisition of EMAX Solutions in March 2000. There was no goodwill amortization during the first three months of 2002 as a result of the change in accounting for goodwill as discussed in Note 8 of the financial statements. General and administrative expenses are also lower because of reduced personnel and related costs in these functional areas. General and administrative expenses also include a charge of $0.1 million and $0.3 million relating to non-cash stock based employee charges in the three months ended March 31, 2002 and 2001. General and administrative expenses before these non-cash charges decreased by $2.9 million, primarily due to reduced personnel. We expect general and administrative expenses to continue to be lower in 2002 than in 2001, as we realize the savings impact of the previous reductions in personnel.

   Impairment of Other Intangible Assets. We evaluate the recoverability of our intangible assets subject to amortization in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 requires long-lived assets to be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment is recognized in the event that the net book value of an asset exceeds the sum of the future undiscounted cash flows attributable to such asset or the business to which such asset relates and its net book value exceeds fair value. The impairment amount is measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value.

   In March 2000, we acquired all of the outstanding common and preferred stock of EMAX and allocated $22,000,000 of the purchase price to trademarks. Subsequently, we have amortized the value of the trademarks to expense over a three-year period. During the first quarter of 2002, we discontinued utilizing the EMAX trademarks and, accordingly, determined that the carrying value of the trademarks had been impaired. As a result, we recognized a charge to income of $7,155,914, the unamortized balance at March 31, 2002, ($0.25 per share) in the first quarter of 2002. (See Note 8 to the Notes to Consolidated Financial Statements for additional discussion).

  Other Income (Expense)

   Other income (expense) consists of interest income earned on cash deposited in money market accounts and invested in short and long term U.S. Government obligations partially reduced by interest expense incurred on capital lease and debt obligations. Net interest income decreased to $0.3 million for the three months ended March 31, 2002 from $1.1 million for the three months ended March 31, 2001. This decrease resulted from our use of cash and investments to fund operations during 2001 and the first quarter of 2002 as well as a reduction in interest rates between the comparative periods. We expect net interest income to continue to be lower in 2002 than in 2001.

  Cumulative Effect of Accounting Change

   We adopted Statement of Financial Accounting Standards No. 142, "Goodwill and other Intangible Assets," ("SFAS No. 142") effective January 1, 2002. This statement addresses accounting and reporting for acquired goodwill and intangible assets. In accordance with the transitional provisions of SFAS No. 142, we determined that the carrying value of goodwill and related assets exceeded their fair value. As a result, we recognized a charge to income of $38,257,357 ($1.32 per share), as the cumulative effect of a change in accounting principle during the first quarter of 2002.

Liquidity and Capital Resources

   We have primarily funded our operations through private placements of our preferred stock during 1998 and 1999 and our initial public offering which closed in November 1999. As of March 31, 2002, we had total cash and investments of $42.4 million, which is comprised of cash and cash equivalents of $22.1 million, short-term investments of $14.0 million and long-term investments of $6.3 million.

   Cash used in operating activities was $1.6 million and $3.8 million during the three months ended March 31, 2002 and 2001, respectively. Cash used in operating activities was principally for the development of our web sites, the development of our e-commerce marketplace, our sales and marketing efforts, administrative and operations to support our growth and payments to our suppliers for purchases of scientific products.

   Cash (provided) used by investing activities during the three months ended March 31, 2002 and 2001 was $1.4 million and ($16.0) million, respectively. Cash used in investing activities has primarily been comprised of purchases of investments in US government obligations, commercial paper and corporate bonds, net of maturities, purchases of computer equipment and the capitalization of certain costs associated with the development of our web sites and with the development of EMAX's electronic research software systems. During the three months ended March 31, 2002, we paid approximately $0.8 million related to acquisitions. Cash was primarily provided from the maturity of investments.

   Cash used by financing activities during the three months ended March 31, 2002 and 2001 was $0.2 million and $0.2 million, respectively. During the three months ended March 31, 2002, we repaid loan obligations of $0.2 million.

   During the three months ended March 31, 2002, we incurred an operating loss of $14.6 million. During the two years ended December 31, 2001 we incurred cumulative operating losses of $177.1 million and used $76.6 million of cash in operations. We have reduced our spending to an average of $2.2 million for net cash used in operating activities in each of the last three quarters following our restructuring. Based on this spending level, adjusted for our anticipated additional capital needs, we believe that our existing cash and investments of $42.4 million at March 31, 2002 will be sufficient to satisfy our cash requirements for more than the next year. There are significant uncertainties, based on recent economic conditions and our limited operating experience as a software and related services provider, as to whether debt or equity financing will be available if we are required to seek additional funds. Even if we are able to secure funds in the debt or equity markets, we may not be able to do so on terms that are favorable or acceptable to us. Any additional equity financing, if available, could result in substantial dilution to our existing stockholders.

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

New Accounting Pronouncements

   In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, "Business Combinations," which requires:
(1) that all business combinations be accounted for by the purchase method, thereby eliminating the pooling method, (2) that assets (including intangible assets) be recognized and valued apart from goodwill, and (3) that additional disclosures be made regarding business combinations and the resulting allocation of purchase price. Our adoption of this standard did not have a material impact on the consolidated financial position or results of operations.

   In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," ("SFAS No. 142") the major provisions of which include: (1) the ceasing of amortization of goodwill and indefinite lived intangible assets, (2) the testing for impairment of goodwill and indefinite lived intangible assets at least annually, and (3) the removal of the restriction that the maximum amortization period of intangible assets with finite lives be limited to 40 years. The provisions of SFAS No. 142 are effective beginning with our 2002 fiscal year. Any impairment losses from the initial application are to be reported as a cumulative effect of a change in accounting principle in accordance with APB 20, "Accounting Changes." We adopted SFAS No. 142, Goodwill and other Intangible Assets, effective January 1, 2002. In accordance with the transitional provisions of SFAS No. 142, we determined that the carrying value of goodwill and related assets exceeded their fair value. As a result, we recognized a charge to income of $38,257,357 ($1.32 per share), as the cumulative effect of a change in accounting principle during the first quarter of 2002. As of the end of each period presented, all of our intangible assets had definitive lives and were being amortized accordingly.

   In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 143, "Accounting for Asset Retirement Obligations," ("SFAS No. 143"). SFAS No. 143 requires recording the fair value of a liability for an asset retirement obligation in the period in which it is incurred, and a corresponding increase in the carrying value of the related long-lived asset. Over time, the liability is accreted using the original discount rate when the liability was initially recognized, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, it is either settled for its recorded amount or a gain or loss upon settlement is recorded. The provisions of SFAS No. 143 will be effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have any impact on our financial statements or results of operations.

   In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144"). SFAS No. 144, while retaining the fundamental recognition and measurement provision of SFAS No. 121, establishes a "primary-asset" approach to determining the cash flow estimation period for a group of assets and liabilities. Similarly, SFAS No. 144 retains the basic provisions of APB No. 30, but broadens the presentation to include a component of an entity. In addition, discontinued operations are no longer measured on a net realizable value basis and future operating losses are no longer recognized before they occur. Rather, discontinued operations are carried at the lower of carrying amount or fair value less cost to sell. Application of the provisions of SFAS No. 144 is required beginning with our 2002 fiscal year. The adoption of SFAS No. 144 did not have a material impact on our financial statements or results of operations. However, we did recognize an impairment of $7,155,914 during the first quarter of 2002 related to abandoned trademarks under SFAS No. 144 (see Note 8 to the Notes to Consolidated Financial Statements for additional discussion).

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

   We incurred a net loss of $52.6 million for the three months ended March 31, 2002. To date, we have not realized any profits, and as of March 31, 2002, we had an accumulated deficit of $258.4 million. We expect to incur substantial operating losses and continued negative cash flow from operations for the foreseeable future. In fact, we expect to continue generating losses through at least 2002. We may not be able to increase revenues sufficiently to achieve profitability.

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

   Sales to large enterprise buyers are an important element of our business strategy. As we sell sophisticated solutions to larger organizations, we expect the average time from initial contact to final approval to be significant. During this sales cycle, we may expend substantial funds and management resources without any corresponding revenue. If approval is delayed or does not occur, our financial condition and operating results for a particular period may be adversely affected. Approvals are subject to delays over which we have little or no control, including the following:

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

   We expect that for the foreseeable future we will generate a significant portion of our revenues from a limited number of large customers. During the three months ended March 31, 2002, four customers accounted for 24%, 20%, 14% and 12%, respectively, of our total revenues. In addition, large individual transactions with these customers may represent an increasing percentage of our revenues. These large transactions are often non-recurring, making it difficult to predict future transactions. The failure of one or more large transactions to occur in any given period may materially and adversely affect our revenues for that period. If we lose any of our large customers or if we are unable to add new large customers, our revenues will not increase as expected. In addition, our reputation and brand name would be harmed. This customer concentration may also increase our accounts receivable credit risk from time to time. At March 31, 2001, one customer comprised 58% of our gross accounts receivable balance. The failure by this or any other larger customer to make payments when due would negatively impact our cash flows.

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

   We believe that establishing, maintaining and enhancing the SciQuest brand is critical in expanding our customer base. Some of our competitors already have well-established brands. Promotion of our brand will depend largely on continuing our sales and marketing efforts and providing high-quality products and services to our enterprise customers. We reduced our spending on sales and marketing significantly beginning in the fourth quarter of 2000 and during 2001 and expect to continue this reduction from prior levels throughout 2002. This reduction in spending could materially and adversely affect our sales and marketing efforts. We cannot be certain that we will be successful in marketing the SciQuest brand. If we are unable to successfully promote our brand, or if we incur substantial expenses in attempting to do so, our revenues and earnings could be materially and adversely affected.

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

   We have acquired and intend to continue to acquire complementary businesses. In particular, we acquired BioSupplyNet, Inc. in 1998, SciCentral, Inc., Intralogix, Inc. and EMAX in 2000, and Textco and the assets of Groton NeoChem in 2002. An element of our strategy is to broaden the scope and content of our products and services through the acquisition of existing products, technologies, services and businesses. Acquisitions entail numerous risks, including:

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

   We may have difficulty in effectively assimilating and integrating these businesses, or any future joint ventures, acquisitions or alliances, into our operations. Any difficulties in the process could disrupt our ongoing business, distract our management and employees, increase our expenses and otherwise adversely effect our business. Any problems we encounter in connection with our acquisitions could have a material adverse effect on our business. Our planned growth from international customers will require financial resources and management attention and could have a negative effect on our earnings.

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

                                    PART II
                               OTHER INFORMATION

Item 1.  Legal Proceedings.

   On September 10, 2001 SciQuest was named as a defendant in a purported class action lawsuit filed in the United States District Court, Southern District of New York. The lawsuit is captioned Patricia Figuerido and Robert Wallace v. Sciquest.com, Inc., et al. No. 01 CV 8467. The case has been consolidated for pretrial purposes with over 100 other lawsuits filed against other issuers, their officers, and underwriters of their initial public offerings under the caption In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS). The case includes claims against SciQuest, three of its officers, and seven investment banking firms who either served as underwriters, or are the successors in interest to underwriters, of our initial public offering. The complaint alleges that the prospectus used in our initial public offering contained material misstatements or omissions regarding the underwriters' activities in connection with the initial public offering. The court has adjourned defendants' time to answer or respond to all complaints in the consolidated proceedings until further order of the court.

   It is too early in this matter to reasonably predict the probability of the outcome or to estimate a range of possible losses. Adverse judgments in this matter could have a material adverse effect on our consolidated financial position, liquidity or consolidated results of operations.

Item 2.  Changes in Securities.

   Not applicable.

Item 3.  Defaults In Securities.

   Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

   (a) Our Annual Meeting of Stockholders was held on May 1, 2002. There were present at the annual meeting, in person or by proxy, holders of 23,643,396 shares of the Common Stock entitled to vote.

   (b) The following directors were elected to hold office until the indicated annual meeting of stockholders, or until their successors are elected and qualified, with the vote for each director being reflected below:

                                        Term                Votes
             Name                    Expiration Votes For  Withheld
             ----                    ---------- ---------- --------
             M. Scott Andrews.......    2005    23,560,382  83,014
             Louis M. Sherwood, M.D.    2003    23,563,792  79,604

   The affirmative vote of a plurality of the shares of Common Stock cast, in person or by proxy, at the Annual Meeting was required to elect each director. Bruce J. Boehm and Lloyd Segal will continue as directors until the election and qualification of successor directors at the 2003 annual meeting of stockholders. Noel J. Fenton and Stephen J. Wiehe will continue as directors until the election and qualification of a successor director at the 2004 annual meeting of stockholders.

   (c) The appointment of PricewaterhouseCoopers LLP as independent auditor for the year ending December 31, 2002, was ratified with 23,587,718 affirmative votes cast, 33,529 negative votes cast and 22,149 abstentions. The appointment of PricewaterhouseCoopers LLP required the affirmative vote of a majority of the shares represented at the Annual Meeting for purposes of such proposal.

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

  10.2*    Amendment No. 1 to SciQuest.com, Inc. Stock Option Plan dated as of September 11, 1998.

  10.3*    Amendment No. 2 to SciQuest.com, Inc. Stock Option Plan dated as of February 26, 1999.

  10.4*    Amendment No. 3 to SciQuest.com, Inc. Stock Option Plan dated as of March 1, 1999.

  10.5*    Amendment No. 4 to SciQuest.com, Inc. Stock Option Plan dated as of August 27, 1999.

  10.6*    Sublease Agreement by and between Applied Innovation, Inc. and SciQuest.com dated March 11,1999.

  10.7*    Registration Rights Agreement by and among SciQuest.com, the holders of Series B Preferred Stock and the purchasers of Series D Preferred Stock dated May 18, 1999, as amended.

  10.8*    Lease Agreement by and between Duke-Weeks Realty Limited Partnership and SciQuest.com dated as of
             October 19, 1999.

  10.9**   Form of Strategic Alliance Plus Agreement.

 10.10*    Amendment No. 5 to SciQuest.com, Inc. Stock Option Plan.

 10.11*    SciQuest.com, Inc. 1999 Stock Incentive Plan dated as of October 12, 1999.

 10.12**   First Amendment to 1999 Stock Incentive Plan.

 10.13**   Merger Agreement by and among SciQuest.com, Lujack Subsidiary, Inc., Intralogix, Inc., Mary T. Romac,
             Timothy M. Brady and Dale L. Young dated January 14, 2000.

 10.14**   Merger Agreement by and among SciQuest.com, SciCentral Acquisition Subsidiary, Inc., SciCentral.com, Inc.
             and the shareholders of SciCentral.com, Inc. dated February 2, 2000.

 10.15**   Agreement and Plan of Merger and Reorganization between SciQuest.com, ESP Acquisition, Inc. and EMAX
             Solution Partners, Inc. dated March 13, 2000.

 10.16**   SciQuest.com, Inc. 2000 Employee Stock Purchase Plan.

 10.17***  Second Amendment to 1999 Stock Incentive Plan.

 10.18**** Form of Services Agreement.

 10.19     Form of Master License and Services Agreement

 10.20     Executive Employment Agreement by and between SciQuest, Inc. and Stephen J. Wiehe, dated February 5, 2002

--------
  * Incorporated by reference to SciQuest's Registration Statement on Form S-1 (Reg. No. 333-87433).
  ** Incorporated by reference to SciQuest's Registration Statement on Form S-1 (Reg. No. 333-32582).
 *** Incorporated by reference to SciQuest's Annual Report on Form 10-K for the year ended December 31, 2000.
**** Incorporated by reference to SciQuest's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

   (b) Reports on Form 8-K.

   None.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      SCIQUEST, INC.

Date May 10, 2002     By:          /S/  STEPHEN J. WIEHE
                          ---------------------------------------
                                     Stephen J. Wiehe
                                  Chief Executive Officer
                               (Principal Executive Officer)

Date May 10, 2002     By:          /S/  JAMES J. SCHEUER
                          ---------------------------------------
                                     James J. Scheuer
                                  Chief Financial Officer
                            (Principal Financial and Accounting
                                         Officer)