Form 10-Q
period 2002-06-30
SCIQUEST INC
filed 2002-08-09
CIK 1082526

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-27803

SCIQUEST, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other Jurisdiction of incorporation or organization)	56-2127592 (I.R.S. Employer Identification No.)

5151 McCrimmon Parkway, Suite 216 Morrisville, North Carolina (Address of principal executive offices)	27560 (Zip Code)

(919) 659-2100
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

As of August 5, 2002, 30,225,800 shares of Common Stock, $.001 par value, were outstanding.

SCIQUEST, INC.

PART I

Item 1.    Financial Statements

SciQuest, Inc.

CONSOLIDATED BALANCE SHEETS

	June 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,896,221	$25,369,945
Short-term investments	12,068,357	8,542,471
Accounts receivable, net	3,544,904	4,838,426
Prepaid expenses and other current assets	2,357,483	2,832,759

Total current assets	36,866,965	41,583,601

Long-term investments	7,272,058	11,729,107
Property and equipment, net	3,645,383	5,060,517
Capitalized software and web site development costs, net	9,511,847	9,747,278
Goodwill, net	—	38,257,357
Other intangible assets, net	380,887	8,989,247
Other long-term assets	104,062	558,450

Total assets	$57,781,202	$115,925,557

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$554,225	$203,571
Accrued liabilities	2,446,407	3,906,340
Deferred revenues	1,485,179	2,144,961
Current maturities of long-term debt and capital lease obligations	1,272,657	1,297,320

Total current liabilities	5,758,468	7,552,192

Long-term debt and capital lease obligations, less current maturities	633,333	1,187,736

Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $0.001 par value; 90,000,000 shares authorized; 30,316,595 and 29,175,527 shares issued as of June 30, 2002 and December 31, 2001, respectively	30,317	29,176
Additional paid-in capital	317,007,493	317,931,597
Deferred compensation	(324,446)	(558,609)
Deferred customer acquisition costs	(2,674,698)	(4,098,906)
Accumulated other comprehensive loss	(12,289)	(18,144)
Treasury stock, at cost, 577,400 and 304,000 shares as of June 30, 2002 and December 31, 2001, respectively	(556,573)	(281,088)
Accumulated deficit	(262,080,403)	(205,818,397)

Total stockholders’ equity	51,389,401	107,185,629

Total liabilities and stockholders’ equity	$57,781,202	$115,925,557

The accompanying notes are an integral part of these financial statements.

SciQuest, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues:
License fees and other professional services	$2,163,449	$2,047,170	$3,840,988	$2,947,564
E-commerce (net of $0, $3,165, $0 and $58,061, respectively, of non-cash buyer incentive warrants)	—	4,063,105	—	15,749,906

Total revenues	2,163,449	6,110,275	3,840,988	18,697,470

Cost of revenues:
Cost of license fees and other professional services (includes $1,278,213, $634,315, $2,173,790 and $1,227,786, respectively, of amortization of capitalized software costs)	2,192,559	1,367,474	3,732,626	2,374,283
Cost of e-commerce	—	3,821,202	—	15,103,227

Total cost of revenues	2,192,559	5,188,676	3,732,626	17,477,510

Gross profit	(29,110)	921,599	108,362	1,219,960

Operating expenses:
Development (includes $70,203, $121,176, $139,665 and $244,023, respectively, of stock-based employee compensation)	2,032,136	3,058,254	3,907,509	7,271,421
Sales and marketing (includes $21,294, $130,562, $54,444 and $265,418, respectively, of stock-based employee compensation and ($1,076,165), $586,373, ($411,202) and $362,930, respectively, of stock-based customer acquisition (benefits) expenses)	88,370	2,675,870	1,969,876	7,008,674
General and administrative (includes $12,946, $239,788, $26,141 and $494,386, respectively, of stock-based employee compensation and $0, $10,176,728, $1,833,333 and $20,406,275, respectively, of amortization of intangibles)	1,816,621	14,774,425	5,659,300	30,105,499
Restructuring	—	10,650,000	—	10,650,000
Impairment of intangible assets	—	—	7,155,914	—

Total operating expenses	3,937,127	31,158,549	18,692,599	55,035,594

Operating loss	(3,966,237)	(30,236,950)	(18,584,237)	(53,815,634)

Other income (expense):
Interest income	288,972	882,956	606,204	2,056,666
Interest expense	(17,485)	(42,688)	(44,957)	(95,937)
Other income (expense), net	12,603	(4,093)	18,341	(1,924)

Total other income (expense), net	284,090	836,175	579,588	1,958,805

Loss before cumulative effect of accounting change for impairment of goodwill	(3,682,147)	(29,400,775)	(18,004,649)	(51,856,829)
Cumulative effect of accounting change for impairment of goodwill	—	—	(38,257,357)	—

Net loss	$(3,682,147)	$(29,400,775)	$(56,262,006)	$(51,856,829)

Net loss per common share—basic and diluted:
Before cumulative effect of accounting change	$(0.13)	$(1.02)	$(0.62)	$(1.80)
Cumulative effect of accounting change	—	—	(1.31)	—

Net loss per share-basic and diluted	$(0.13)	$(1.02)	$(1.93)	$(1.80)

Weighted average common shares outstanding—basic and diluted	29,255,767	28,952,871	29,134,596	28,875,831

The accompanying notes are an integral part of these financial statements.

SciQuest, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities
Net loss	$(56,262,006)	$(51,856,829)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,786,834	25,860,465
Bad debt expense	24,000	—
Non-cash buyer incentive warrants	(8,936)	22,094
Accounting change-impairment of goodwill	38,257,357	—
Impairment of intangible assets	7,155,914	—
Amortization of deferred compensation	220,250	1,003,827
Amortization of deferred customer acquisition costs	(402,266)	398,896
Amortization of discount on investments	128,218	(40,527)
Loss from disposal of fixed assets	56,679	11,896
Write-down of long-lived assets related to restructuring	—	7,108,102
Changes in operating assets and liabilities:
Accounts receivable	1,300,069	7,983,713
Prepaid expenses and other current assets	516,772	(31,581)
Other assets	454,387	1,397,908
Accounts payable	270,641	(2,730,158)
Accrued liabilities	(1,508,660)	404,304
Deferred revenue	(727,484)	24,983

Net cash used in operating activities	(4,738,231)	(10,442,907)

Cash flows from investing activities
Purchase of property and equipment and capitalized software	(1,158,213)	(5,341,570)
Proceeds from sale of equipment	129,000	28,480
Cash received from acquisitions	49,092	—
Cash paid for acquisitions	(858,189)	—
Maturity of investments	13,658,666	43,416,738
Purchase of investments, including restricted cash	(12,809,921)	(1,442,048)

Net cash provided by (used in) investing activities	(989,565)	36,661,600

Cash flows from financing activities
Repayment of notes payable	(520,833)	—
Repayment of capital lease obligations	(72,844)	(416,393)
Proceeds from exercise of common stock warrants and options	30,637	36,118
Proceeds from issuance of common stock under employee stock purchase plan	86,742	127,583
Purchase of treasury stock	(275,485)	—

Net cash used in financing activities	(751,783)	(252,692)

Effect of exchange rate changes on cash and cash equivalents	5,855	(33,518)

Net increase (decrease) in cash and cash equivalents	(6,473,724)	25,932,483
Cash and cash equivalents at beginning of period	25,369,945	20,162,831

Cash and cash equivalents at end of period	$18,896,221	$46,095,314

The accompanying notes are an integral part of these financial statements.

SciQuest, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    The Company

Nature of Operations

SciQuest, Inc. (“SciQuest” or the “Company”), which began operations in 1995, is a technology and solutions company that provides integrated e-commerce and research asset management solutions for research enterprises and their supply chain partners worldwide. SciQuest develops and sells software that improves the efficiency of research scientists in pharmaceutical, biotechnology and chemical companies as well as research universities and organizations. SciQuest software helps scientists and their support staff find, acquire and manage scientific supplies, such as chemicals, testing materials and proprietary compounds. SciQuest generates revenues from scientific organizations by charging license, subscription and maintenance fees for the use of its technology. SciQuest also offers professional services related to these solutions, for activities such as project implementation and training. In addition, SciQuest receives revenue from scientific supply manufacturers for converting their paper catalogs into an electronic format, enhancing or enriching the data and distributing the information as directed by the suppliers.

Historically, the Company has earned revenues from e-commerce transactions generated by purchases made through the SciQuest web sites. Effective May 1, 2001, the Company ceased taking title to products sold through our e-commerce solution. In addition, SciQuest, Inc. has historically earned revenue for advertising on its web sites and advertising in the printed catalogue of scientific products (the “Source Book”). The Company anticipates it will continue to earn advertising revenue from the Source Book, primarily all of which has historically been recognized, and is expected to continue to be recognized, in the second quarter of each fiscal year.

Liquidity

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company had an accumulated deficit of $262 million at June 30, 2002, incurred a net loss of $3.7 million for the quarter then ended, and expects to incur additional losses during the remainder of 2002. During the two years ended December 31, 2001 the Company incurred cumulative losses from operations of $177.1 million and used $76.6 million of net cash in operating activities.

The Company has funded its operations primarily through private placements of preferred stock during 1998 and 1999 and its 1999 initial public offering. As of June 30, 2002, the Company had total cash and investments of $38.2 million, which is comprised of cash and cash equivalents of $18.9 million, short-term investments of $12.0 million and long-term investments of $7.3 million.

The Company has recently restructured its operations and has transitioned from an e-commerce transaction company to a software and related service provider. As a result, there is only limited operating history under the current business model with which to estimate future performance. The Company’s cash flow is dependent on its ability to control expenses and achieve revenue growth which is dependent on the Company’s ability to sell software licenses and related services as well as development of new products and service offerings. Additionally, 24% of the Company’s revenue for the three months ended June 30, 2002 was generated by two customers and the Company expects that large individual transactions with major customers may represent an increasing percentage of revenues.

There are significant uncertainties, based on recent economic conditions and the Company’s limited operating experience as a software and related services provider, as to whether debt or equity financing will be available if the Company is required to seek additional funds. If the Company is able to secure funds in the debt or equity markets, it may not be able to do so on terms that are favorable or acceptable to the Company. Additional equity financing would likely result in substantial dilution to existing stockholders.

SciQuest, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

If the Company is unable to raise additional capital to continue to support operations, it may be required to scale back, delay or discontinue one or more product offerings, which could have a material adverse effect on the Company’s business. Reduction or discontinuation of any one of the Company’s business components or product offerings could result in additional charges, which would be reflected in the period of the reduction or discontinuation.

Based on average quarterly operating expenses (excluding non-cash expenses) incurred in the four quarters after the June 2001 restructuring and budgeted expenditures for 2002, the Company believes cash and investments at June 30, 2002 will be sufficient to satisfy requirements for more than the next year. However, lower than expected cash flows as a result of lower revenues or increased expenses could require the Company to raise additional capital in order to maintain its operations.

2.    Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The unaudited interim consolidated financial statements as of and for the three and six months ended June 30, 2002 and June 30, 2001 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments necessary to present fairly the consolidated balance sheets, statements of operations and statements of cash flows for the periods presented in accordance with generally accepted accounting principles. The consolidated balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date. Certain information and footnote disclosures have been omitted in accordance with the rules and regulations of the SEC. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2001 included in the Company’s Form 10-K, filed with the SEC on March 15, 2002. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

Principles of Consolidation

As of December 31, 2001, the Company reorganized its corporate structure and dissolved Internet Auctioneers International, Inc., Intralogix, Inc., SciCentral, Inc., and merged BioSupplyNet, Inc. and EMAX Solution Partners, Inc. with SciQuest, Inc. The consolidated financial statements include the accounts of SciQuest, Inc. and its wholly-owned subsidiaries, SciQuest Europe, Limited (formerly EMAX Solution Partners (UK) Limited), Textco, Inc. (“Textco”) and HigherMarkets, Inc. (“HigherMarkets”). All significant intercompany accounts and transactions have been eliminated.

The consolidated financial statements prior to 2002 include the accounts of SciQuest, Inc. and its wholly-owned subsidiaries, BioSupplyNet, Inc., Internet Auctioneers International, Inc., Intralogix, Inc., SciCentral, Inc., EMAX Solution Partners, Inc., EMAX Solution Partners (UK) Limited and SciQuest Europe Limited. All significant intercompany accounts and transactions have been eliminated.

SciQuest, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Restricted Cash

At June 30, 2002, restricted cash of $1,849,218, $411,103 and $726,258 included in cash and cash equivalents, short-term investments and long-term investments, respectively, is comprised of certificates of deposit and money market accounts which serve as collateral for the Company’s lease commitments, acquisition earn-out commitments, officer loans guaranteed by the Company and other debt.

Accounts Receivable

The Company bears all risk of loss on credit sales including those of scientific products in e-commerce transactions. Accounts receivable is presented net of an allowance for doubtful accounts.

Property and Equipment

Property and equipment is primarily comprised of furniture and computer equipment which are recorded at cost and depreciated using the straight-line method over their estimated useful lives which are usually seven years for furniture and three to five years for computer software and equipment. Property and equipment includes certain equipment under capital leases. These items are depreciated over the shorter of the lease period or the estimated useful life of the equipment.

Expenses for repairs and maintenance are charged to operations as incurred. Upon retirement or sale, the cost of the disposed assets and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is credited or charged to operations.

Development Costs

Development costs include expenses incurred by the Company to develop, enhance, manage, monitor and operate the Company’s web sites and costs of managing and integrating data on the Company’s web sites and developing software to be licensed. The Company accounts for the software development component of internal use software development costs in accordance with SOP No. 98-1 which requires certain costs associated with the development of the Company’s web sites and internal applications to be capitalized and amortized to development expense over the useful life of the related applications, which generally range from three months to one year. Capitalized development costs are amortized over the estimated life of the related application.

Capitalized Software Costs

Software development costs related to software products sold to customers are required to be capitalized beginning when a product’s technological feasibility has been established and ending when a product is

SciQuest, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

available for general release to customers. Capitalized software costs result from the acquisitions of EMAX, Textco, Inc., Groton NeoChem and HigherMarkets, Inc. (see Note 3) as determined by valuations prepared by management and from developing standardized versions of software products for sale. Capitalized software costs are amortized over the period of expected benefit, which is typically two to four years.

Intangible Assets

Intangible assets consist of goodwill and certain other intangible assets acquired in the Company’s various acquisitions. Goodwill is recorded as an asset and reviewed annually for impairment. Prior to 2002, goodwill was amortized over a period of three to five years. All other intangible assets are amortized over the period the Company expects to benefit from their use, typically a period of two to three years.

The Company evaluates the recovery of goodwill and other intangible assets according to the applicable accounting standards in order to determine whether an impairment has occurred. For goodwill, an impairment is recognized whenever the carrying value of the goodwill and its related assets exceeds fair value, which is normally measured as the sum of the estimated future discounted cash flows attributable to the business component to which the asset relates (see Note 8).

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts payable and accounts receivable at June 30, 2002 and December 31, 2001 approximated their fair values due to the short-term nature of these items. The Company considers its short-term and long-term investments to be held-to-maturity, and therefore these investments are carried at amortized cost.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its property and equipment and intangible assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 requires long-lived assets to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment is recognized in the event that the net book value of an asset exceeds the future undiscounted cash flows attributable to such asset or the business to which such asset relates and the net book value exceeds fair value. The impairment amount is measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value.

In March 2000, the Company acquired all of the outstanding common and preferred stock of EMAX Solution Partners, Inc. (EMAX) and allocated $22,000,000 of the purchase price to trademarks. Subsequently, the value of the trademarks was being amortized to expense over a three-year period. During the first quarter of 2002, the Company discontinued utilizing the EMAX trademarks and, accordingly, determined that the carrying value of the trademarks had been impaired. As a result, the Company recognized a charge to income of $7,155,914, the unamortized balance at March 31, 2002, ($0.25 per share) in the first quarter of 2002. As part of the restructuring plan during the year ended December 31, 2001, an impairment of approximately $6.7 million of long-lived assets was recognized related to the elimination of unprofitable business lines (see Notes 5 and 8).

The Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and other Intangible Assets,” (“SFAS No. 142”) effective January 1, 2002. This statement addresses accounting and reporting for acquired goodwill and intangible assets. In accordance with the transitional provisions of SFAS No. 142, the Company determined that the carrying value of goodwill and related assets exceeded their fair value. As a result, the Company recognized a charge to income of $38,257,357 ($1.31 per share), as the cumulative effect of a change in accounting principle during the first quarter of 2002.

SciQuest, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Revenues from the sale of software licenses and custom development and implementation services under fixed-fee contracts are recognized using the percentage-of-completion method over the term of the development and implementation services. Revenues from the sale of standardized versions of software are recognized upon customer acceptance in accordance with Statement of Position 97-2, “Software Revenue Recognition.” Revenues from implementation services are recognized concurrently with the effort and costs incurred by the Company, at billable rates specified in the terms of the contract. Losses expected to be incurred on custom development and implementation services contracts in process, for which the fee is fixed, are charged to income in the period in which the estimated losses are initially identified. The Company sells maintenance contracts to provide updates and standard enhancements to its software products. Maintenance fee revenue is recognized ratably over the term of the arrangements, generally one year.

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

SciQuest, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result, the e-commerce revenues of $4,063,105 and $15,749,906 for the three and six months ended June 30, 2001, respectively, primarily relate to orders taken prior to May 1, 2001, which were recorded on a gross basis. During the second half 2001, the Company phased out order processing services provided to customers, thereby eliminating e-commerce transaction volume during 2002.

Cost of Revenues

The cost of software licensing, implementation and maintenance revenues consists primarily of personnel costs for employees who work directly on the development and implementation of customized electronic research solutions and who provide maintenance to customers, and also consists of the amortization of capitalized software development costs. Cost of advertising and subscription revenue includes the cost of preparing the advertisements for display on the Company’s web sites and the cost of publishing and distributing the Source Book. Advertising production costs are recorded as cost of revenues the first time an advertisement appears on the Company’s web sites.

Cost of e-commerce revenues represents the purchase price to the Company of the scientific products sold through its e-commerce web sites and of scientific equipment, shipping and handling fees and the cost of maintaining such web sites. Prior to May 1, 2001, the Company generally took legal title to the scientific products and equipment purchased at the date of shipment and relinquished title to its customers upon delivery. Effective May 1, 2001, the Company discontinued taking legal title to these products and began recording revenue on a net basis for the remainder of 2001. There have been no e-commerce transactions in 2002.

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

Deferred Customer Acquisition Costs

Deferred customer acquisition costs relate to common stock warrants given in 1999 to several key suppliers and buyers of scientific products. The amount of deferred customer acquisition costs is and will be adjusted in each reporting period based on changes in the fair value of the underlying common stock until such date as the warrants are fully vested and non-forfeitable. Deferred customer acquisition costs will be amortized as a non-cash charge to sales and marketing expense over the term of the related contractual relationship using a cumulative catch-up method. The terms of the contractual relationships range from three to five years.

In addition, in 1999 the Company agreed to issue to certain major enterprise buyers additional incentive warrants, the number of which will be based on each buyer’s volume of purchases during the years 2000, 2001 and 2002. The value of these warrants will be determined using the Black-Scholes Model at the issuance date, adjusted periodically using the cumulative catch-up approach. Deferred customer acquisition costs are presented net of accumulated amortization. As the Company discontinued the order processing services in May 2001, there will be no additional warrants earned subsequent to such date.

Income Taxes

The Company accounts for income taxes using the liability method which requires the recognition of deferred tax assets or liabilities for the temporary differences between financial reporting and tax bases of the Company’s assets and liabilities and for tax carryforwards at enacted statutory tax rates in effect for the years in which the differences are expected to reverse.

SciQuest, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Stock Based Compensation

The Company accounts for non-cash stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related interpretations, which states that no compensation expense is recognized for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of the Company’s common stock on the grant date. In the event that stock options are granted with an exercise price below the estimated fair market value of the Company’s common stock at the grant date, the difference between the fair market value of the Company’s common stock and the exercise price of the stock option is recorded as deferred compensation. Deferred compensation is amortized to compensation expense over the vesting period of the related stock option.

The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, which requires certain pro forma disclosures as if compensation expense was determined based on the fair value of the options granted at the date of the grant.

Credit Risk, Significant Customers and Concentrations

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, accounts receivable and investments. Cash and cash equivalents are deposited with high credit quality financial institutions which invest primarily in U.S. Government securities, highly rated commercial paper and certificates of deposit guaranteed by banks which are members of the FDIC. The counterparties to the agreements relating to the Company’s investments consist primarily of the U.S. Government and various major corporations with high credit standings.

During the three months ended June 30, 2002, two customers comprised 14% and 10%, respectively, of the Company’s revenue. Although substantially all of the Company’s revenues are from sales transactions originating in the United States, generating revenue from large sales and installations of software increases short-term concentrations of credit risk with respect to accounts receivable. This credit risk is typically limited due to the contractual structure and short-term nature of each engagement and because most customers are located in the United States. At June 30, 2002, two customers comprised 42% and 24%, respectively, of the gross accounts receivable balance.

The customer representing 42% of the gross accounts receivable balance was within the final months of a multi-year equipment financing arrangement with the Company that began during the year ended December 31, 2000. The Company maintains a security interest through UCC filings in the underlying equipment. During the second quarter of 2002, the customer failed to make payments in a timely manner, and accordingly, the Company initiated legal action. Subsequent to June 30, 2002, a settlement was reached, whereby the Company received cash of $987,500 and the return of substantially all of the underlying collateral, which is believed to be sufficient to satisfy the remaining net receivable balance of $380,000.

Comprehensive Income (Loss)

Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” (“SFAS No. 130”). Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. The Company’s only item of other comprehensive income during the three and six months ended June 30, 2002 and 2001 was foreign currency translation.

SciQuest, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment Reporting

As a result of the acquisition of EMAX in March 2000, the Company determined that it had separately reportable operating segments, as defined by Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). SFAS No. 131 uses a management approach and designates the internal organization used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers (see Note 4).

As discussed previously, in 2001 the Company discontinued the e-commerce business segment. Accordingly, beginning January 1, 2002, the Company has only one reportable business segment—license fees and other professional services.

Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants. The calculation of the net loss per share available to common stockholders for the three and six months ended June 30, 2002 and 2001 does not include any potential shares of common stock equivalents, as their impact would be anti-dilutive.

In September 2001, the Board of Directors authorized a stock repurchase program. The program authorizes the Company to purchase up to $5 million of common stock over the next twelve months from time to time in the open market or in privately negotiated transactions depending on market conditions. As of June 30, 2002, the Company had purchased and placed in treasury 577,400 shares of its common stock at a cost of $556,573.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, “Business Combinations,” (“SFAS No. 141”). SFAS No. 141 supersedes APB Opinion No. 16, “Business Combinations,” and FASB Statement No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.” SFAS No. 141 requires: (1) that all business combinations be accounted for by the purchase method, thereby eliminating the pooling method, (2) that assets (including intangible assets) be recognized and valued apart from goodwill, and (3) that additional disclosures be made regarding business combinations and the resulting allocation of purchase price. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001 and to all purchase method acquisitions dated on or after July 1, 2001. The Company’s adoption of SFAS No. 141 did not have a material impact on the consolidated financial position or results of operations.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”). SFAS No. 142 supersedes APB Opinion No. 17, “Intangible Assets” and primarily addresses accounting for goodwill and other intangible assets subsequent to their acquisition. The major provisions include: (1) the ceasing of amortization of goodwill and indefinite lived intangible assets, (2) the testing for impairment of goodwill

SciQuest, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and indefinite lived intangible assets at least annually, and (3) the removal of the restriction that the maximum amortization period of intangible assets with finite lives be limited to 40 years. The provisions of SFAS No. 142 were effective beginning January 1, 2002 (with the exception that any goodwill or intangible assets acquired after June 30, 2001 was subjected immediately to the statement’s provisions). The Company has recorded an impairment of $38,257,357 in the first quarter of 2002 related to the initial application of this standard (see Note 8).

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 143, “Accounting for Asset Retirement Obligations,” (“SFAS No. 143”). SFAS No. 143 requires recording the fair value of a liability for an asset retirement obligation in the period in which it is incurred, and a corresponding increase in the carrying value of the related long-lived asset. Over time, the liability is accreted using the original discount rate when the liability was initially recognized, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, it is either settled for its recorded amount or a gain or loss upon settlement is recorded. The provisions of SFAS No. 143 will be effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have any impact on the Company’s financial statements or results of operations.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”). SFAS No. 144 supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” (“SFAS No. 121”) and APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” (“APB No. 30”). SFAS No. 144, while retaining the fundamental recognition and measurement provision of SFAS No. 121, establishes a “primary-asset” approach to determining the cash flow estimation period for a group of assets and liabilities. Similarly, SFAS No. 144 retains the basic provisions of APB No. 30, but broadens the presentation to include a component of an entity. In addition, discontinued operations are no longer measured on a net realizable value basis and future operating losses are no longer recognized before they occur. Rather, discontinued operations are carried at the lower of carrying amount or fair value less cost to sell. Application of the provisions of SFAS No. 144 is required for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a material impact on the Company’s financial statements or results of operations. However, the Company has recognized an impairment of $7,155,914 during the first quarter of 2002 related to abandoned trademarks under SFAS No. 144 (see Note 8).

Employee Stock Purchase Plan

During 2000, the Board of Directors reserved 1,100,000 shares of the Company’s common stock for issuance under the Employee Stock Purchase Plan (the “ESPP”). The ESPP has two 24-month offering periods (each an “Offering Period”) annually, beginning May 1 and November 1, respectively. The first Offering Period under the ESPP ended on November 1, 2000. Eligible employees can elect to make deductions from 1% to 20% of their compensation during each payroll period of an Offering Period. Special limitations apply to eligible employees who own 5% or more of the outstanding common stock of the Company. None of the contributions made by eligible employees to purchase the Company’s common stock under the ESPP are tax deductible to the employees. On April 30 and October 31 (the “Purchase Date”) of each year, the total payroll deductions by an eligible employee for that six-month period will be used to purchase common stock of the Company at a price equal to 85% of the lesser of (a) the reported closing price of the Company’s common stock on the enrollment date of the Offering Period, or (b) the reported closing price of the common stock on the Purchase Date.

SciQuest, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Acquisitions

Textco, Inc

On February 19, 2002, the Company purchased all of the outstanding stock of Textco, Inc. in exchange for the issuance of 218,737 shares of the Company’s common stock with a value of approximately $329,000 based on the average market price over the five-day period covering the two days before and after the acquisition date, cash payments in the amount of $393,000 (including $118,000 for acquisition-related expenses) and the assumption of $37,000 in net liabilities of Textco. This acquisition was accounted for using the purchase method of accounting under SFAS No. 141. The results of Textco’s operations have been included in the consolidated financial statements since the date of acquisition.

Of the total purchase price, $609,000 was allocated to the developed software costs and $106,000 was allocated to non-competition agreements. These assets are being amortized over a period of two to three years. An insignificant amount of purchase price was allocated to the tangible assets.

The purchase of Textco expands SciQuest’s software product offerings into the early stages of drug discovery research via biological research software and increases penetration into targeted biotechnology, pharmaceutical and research organizations. Textco’s products are used by molecular biologists. Installations include commercial and academic research organizations and research universities. Textco’s two primary products, Gene Construction Kit and Gene Inspector, provide users with an intuitive, graphical technology for gene cloning projects, DNA sequence analyses and experiment tracking via electronic notebooks.

The merger agreement includes incentive payments upon achievement of cumulative revenue targets during the first year. Cash of $180,000 and 269,215 shares of common stock related to the incentive payments have been placed in escrow. The cash is included the Company’s restricted cash disclosures. These contingently issuable shares will not be considered outstanding common shares or included in the computation of basic earnings per share until all necessary conditions for their issuance have been met. Due to the antidilutive effect, these shares will not be included in the computation of dilutive earnings per share.

Groton NeoChem

On March 18, 2002, the Company purchased substantially all of the assets of Groton NeoChem for cash payments in the amount of $423,000 (including $123,000 for acquisition-related expenses) and the assumption of $26,000 in net liabilities. This acquisition was accounted for using the purchase method of accounting under SFAS No. 141. The results of Groton NeoChem’s operations have been included in the consolidated financial statements since the date of acquisition.

The entire purchase price, approximately $449,000 was allocated to developed software costs, which are being amortized over the estimated useful life of the software, which is three years.

The Groton NeoChem products are an additional step in the Company’s strategy of building a comprehensive set of enterprise solutions for high-throughput research. These solutions facilitate the capture, organization, management, analysis and presentation of data by integrating advanced software and analytical instrument technology.

The employment agreements of key personnel include incentive payments of up to $240,000 upon achievement of cumulative revenue targets during the first year. The payments may be made in the form of cash, stock or a combination of both depending upon certain Company and employee elections.

SciQuest, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

HigherMarkets, Inc

On June 25, 2002, the Company purchased all of the outstanding stock of HigherMarkets, Inc. in exchange for the issuance of 652,174 shares of the Company’s common stock with a value of approximately $480,000 based on the average market price over the five-day period beginning two days before and ending two days after the acquisition date, cash payments of acquisition-related expenses of $42,000 and the assumption of $147,000 in net liabilities of HigherMarkets. This acquisition was accounted for using the purchase method of accounting under SFAS No. 141. The results of HigherMarket’s operations have been included in the consolidated financial statements since the date of acquisition.

Of the total purchase price, $50,000 was allocated to fixed assets, $203,000 to the developed software costs and $293,000 to customer agreements. These assets are being amortized over a period of two to four years. In addition, approximately $95,000 of the total purchase price was allocated to cash and investments leaving $28,000 allocated to various current assets.

The purchase of HigherMarkets expands SciQuest’s software product offerings into the higher education marketplace via the HigherMarkets hosted procurement solutions designed to meet the unique needs of this industry. HigherMarket’s products are used by researchers and procurement departments of universities, colleges, research institutions and other post-secondary education entities.

The merger agreement includes incentive payments upon achievement of cumulative revenue targets during the first year. Common stock of 217,391 shares related to the incentive payments has been placed in escrow. These contingently issuable shares will not be considered outstanding common shares or included in the computation of basic earnings per share until all necessary conditions for their issuance have been met. Due to the antidilutive effect, these shares will not be included in the computation of dilutive earnings per share.

The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the three months and six months periods ended June 30, 2002 and 2001 as if the acquisition of HigherMarkets, Inc. had occurred at the beginning of each period presented, and after giving effect to certain purchase accounting adjustments. These pro forma results are not necessarily indicative of what the Company’s operating results would have been had the acquisition actually taken place at the beginning of each period presented and may not be indicative of future operating results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenue	$2,204,668	$6,110,275	$3,885,688	$18,697,470
Operating expenses (including $18,285, $18,285, $36,570 and $36,570, respectively, of amortization of purchased intangibles)	$4,188,833	$33,156,237	$12,762,786	$59,271,484
Operating loss	$(4,176,724)	$(32,234,638)	$(19,765,638)	$(58,051,524)
Net loss	$(4,061,707)	$(31,341,795)	$(57,612,024)	$(55,874,854)
Net loss per common share, basic and diluted	$(0.13)	$(1.06)	$(1.93)	$(1.89)

SciQuest, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Business Segment Data

As a result of the acquisition of EMAX, the Company operated in two business segments during 2001—e-commerce transactions and license fees and other professional services. As discussed in Note 2, the Company operated in only one business segment in 2002 as a result of management’s decision to evolve the business into a pure software and related services provider. The remaining segment is license fees and other professional services. Substantially all operations are in the United States.

	Three Months Ended June 30, 2001
	E-Commerce	License fees and other professional services	Consolidated
Total assets	$69,597,841	$80,488,913	$150,086,754

Revenues—external customers	$4,063,105	$2,047,170	$6,110,275
Operating loss	$(18,401,001)	$(11,835,949)	$(30,236,950)
Interest income, net			836,175

Loss before income taxes			$(29,400,775)

	Six Months Ended June 30, 2001
	E-Commerce	License fees and other professional services	Consolidated
Total assets	$69,597,841	$80,488,913	$150,086,754

Revenues—external customers	$15,749,906	$2,947,564	$18,697,470
Operating loss	$(29,393,360)	$(24,422,274)	$(53,815,634)
Interest income, net			1,958,805

Loss before income taxes			$(51,856,829)

5.    Restructuring

In November 2000, the Company announced a restructuring of its e-commerce business. The restructuring included the elimination of certain unprofitable business lines and a resultant reduction in its workforce of approximately 10 percent of the employees located in the United States. The total restructuring charge was $2.2 million and included a write-off of approximately $0.8 million of assets relating to the unprofitable business lines to be eliminated. The majority of the writedown of net assets related to Internet Auctioneers International, Inc. and BioSupplyNet, Inc. and consisted of impairment of intangibles. The restructuring liability was fully utilized during the year ended December 31, 2001.

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

SciQuest, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Per SEC Staff Accounting Bulletin 100 and Emerging Issues Task Force Issue No. 94-3, the following table summarizes information about the Company’s restructuring plan of June 2001:

	Restructuring Plans	Impairment Expenses and Charges to Liability	Remaining Liability at June 30, 2002
Number of employees	108	106	2

Involuntary termination benefits	$1,630,293	$1,607,889	$22,404
Lease obligations and other costs	2,346,239	1,389,171	957,068
Write-down of net assets of eliminated business lines	6,673,468	6,673,468	—

Total	$10,650,000	$9,670,528	$979,472

6.    Strategic Relationships

In October, November, and December 1999, the Company entered into strategic relationships with a number of key suppliers and buyers of scientific products. As a part of these arrangements, the Company issued to these companies 4,101,680 warrants to purchase the Company’s common stock at an exercise price of $0.01 per share of which 1,461,446 warrants were issued and outstanding at June 30, 2002. During the second quarter of 2002, warrants representing 2,014,254 shares of common stock were cancelled. Subsequent to June 30, 2002, warrants representing an additional 1,351,862 shares of common stock were cancelled. These subsequent cancellations will not have any effect on net stockholders’ equity. Future amortization costs will be reduced by an undetermined amount. At June 30, 2002 and December 31, 2001, the Company has deferred customer acquisition costs of $5,906,608 and $7,733,082, respectively, with accumulated amortization of $3,231,910 and $3,634,176, respectively, related to these warrants. The amount of deferred customer acquisition costs will be adjusted in future reporting periods based on changes in the fair value of the warrants until such date as the warrants are fully vested and non-forfeitable. Deferred customer acquisition costs will be amortized to operating expense over the term of the related contractual relationship, which in the case of the buyer agreements is three years and in the case of the supplier agreements is four or five years, using a cumulative catch-up method. The Company recognized $(1,070,882) and $(402,266) in stock based non-cash customer acquisition benefit during the three months and six ended June 30, 2002, respectively, related to the amortization of deferred customer acquisition costs. These amounts do not include any amortization of prepaid customer acquisition fees for the three and six months ended June 30, 2002, respectively. The Company recognized $583,472, and $398,896 in stock based non-cash customer acquisition expense during the three months and six ended June 30, 2001, respectively, related to the amortization of deferred customer acquisition costs. These amounts include approximately $100,000 and $200,000 of amortization of prepaid customer acquisition fees for the three and six months ended June 30, 2001, respectively.

In addition, the Company has agreed to issue to certain major enterprise buyers additional incentive warrants, the number of which will be based on each purchaser’s volume of purchases through the Company’s market place during the years 2000, 2001 and 2002. These incentive warrants are issued annually on February 15 through 2003, at an exercise price of $16 per share, and are exercisable upon issuance. As the Company discontinued the order processing services in May 2001, there have been no additional warrants earned subsequent to such date.

Based on purchasing volume during the year ended December 31, 2000, incentive warrants to purchase approximately 58,000 shares of common stock were issued on February 15, 2001, resulting in a non-cash charge to revenue and the recognition of additional paid-in capital of approximately $52,000 representing the estimated fair value of the warrants determined by using the Black-Scholes valuation model at the

SciQuest, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

issuance date. Until such date as they are non-forfeitable, the value of these incentive warrants will be adjusted to their estimated fair value at each balance sheet date with the adjustment being charged to operating expense. For the three and six months ended June 30, 2002 and 2001, this adjustment resulted in a (benefit) expense of approximately $(5,000), $(9,000), $3,000 and $(36,000), respectively. No incentive warrants were granted related to purchases during 2001, and none will be granted related to 2002 purchases due to the change in the Company’s business model.

7.    Legal Proceedings

On September 10, 2001 SciQuest was named as a defendant in a purported class action lawsuit filed in the United States District Court, Southern District of New York. The lawsuit is captioned Patricia Figuerido and Robert Wallace v. Sciquest.com, Inc., et al. No. 01 CV 8467. The case has been consolidated for pretrial purposes with over 1000 other lawsuits filed against other issuers, their officers, and underwriters of their initial public offerings under the caption In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS). The case includes claims against SciQuest, three of its officers, and seven investment banking firms who either served as underwriters, or are the successors in interest to underwriters, of the Company’s initial public offering. The complaint alleges that the prospectus used in the Company’s initial public offering contained material misstatements or omissions regarding the underwriters’ activities in connection with the initial public offering. The Company intends to vigorously defend the action and all defendants have filed motions to dismiss. Briefing on those motions is underway and discovery is stayed pending their resolution.

During 2001, a customer filed an action seeking a declaratory judgment that its license entitled it to permit non-customer employees to use the Company’s licensed software. In addition, the complaint alleges breach by the Company of an agreement pursuant to which the Company was to upgrade the software to a newer version. The complaint seeks damages alleged to exceed $1,000,000. The litigation arises out of the Company’s discovery that the customer had permitted non-customer employees to use the software. After attempts proved unsuccessful to amicably resolve the dispute, the Company suspended work on the upgrade and the customer failed to pay for the work performed. The Company intends to vigorously defend the action and has asserted its counterclaims seeking damages in excess of $2,000,000 for copyright infringement and breach of contract and to recover the amounts due for work previously billed, but unpaid.

It is too early in each matter to reasonably predict the probability of the outcome or to estimate a range of possible losses. Future losses may have a material adverse effect on the Company’s consolidated financial position, liquidity or consolidated results of operations.

8.    Goodwill and Other Intangible Assets

The Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and other Intangible Assets,” (“SFAS No. 142”) effective January 1, 2002. This statement addresses accounting and reporting for acquired goodwill and intangible assets. In accordance with the transitional provisions of SFAS No. 142, the Company determined that the carrying value of goodwill and related assets exceeded their fair value. As a result, the Company recognized a charge to income of $38,257,357 ($1.31 per share), as the cumulative effect of a change in accounting principle during the first quarter of 2002. As of the end of each period presented, all of the Company’s intangible assets had definitive lives and were being amortized accordingly.

The Company evaluates the recoverability of its intangible assets subject to amortization in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 requires long-lived assets to be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment is recognized in the event that the net book value of an asset exceeds the sum

SciQuest, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the future undiscounted cash flows attributable to such asset or the business to which such asset relates and the net book value exceeds fair value. The impairment amount is measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value.

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

Other intangible assets are comprised of the following:

	June 30, 2002		December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-compete agreements	$106,000	$(17,666)	$—	$—
Customer contracts	292,553	—	—	—
Trademarks	—	—	22,000,000	(13,010,753)

Total	$398,553	$(17,666)	$22,000,000	$(13,010,753)

	Aggregate Expense for the Three Months Ended		Aggregate Expense for the Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Non-compete agreements	$13,249	$—	$17,666	$—
Trademarks	—	1,833,333	1,833,333	3,666,666

Total	$13,249	$1,833,333	$1,850,999	$3,666,666

Estimate Amortization Expense:
For the year ended 12/31/03	$126,000
For the year ended 12/31/04	$82,000
For the year ended 12/31/05	$73,000
For the year ended 12/31/06	$37,000
For the year ended 12/31/07	$—

Following is a schedule of the goodwill account activity by segment for each period presented:

	Three Months Ended June 30, 2002		Six Months Ended June 30, 2002
	License fees And other Professional services	Total	License fees And other Professional services	Total
Balance, beginning of period	$—	$—	$38,257,357	$38,257,357
Amortization	—	—	—	—
Impairment losses	—	—	(38,257,357)	(38,257,357)

Total	$—	$—	$—	$—

SciQuest, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended June 30, 2001
	E- Commerce	License fees And other Professional services	Total
Balance, beginning of period	$2,420,462	$61,828,150	$64,248,612
Amortization	(330,063)	(8,013,332)	(8,343,395)
Impairment losses	(2,090,399)	—	(2,090,399)

Total	$—	$53,814,818	$53,814,818

	Six Months Ended June 30, 2001
	E- Commerce	License fees And other Professional services	Total
Balance, beginning of period	$2,750,525	$69,894,300	$72,644,825
Amortization	(660,126)	(16,079,482)	(16,739,608)
Impairment losses	(2,090,399)	—	(2,090,399)

Total	$—	$53,814,818	$53,814,818

Following is a reconciliation of the reported net loss to the adjusted net loss reflecting the impact of the adoption of SFAS No. 142 on all periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2002	2001	2002	2001
Reported net loss
Reported net loss	$(3,682,147)	$(29,400,775)	$(56,262,006)	$(51,856,829)
Add back: Cumulative effect of accounting change for impairment of goodwill	—	—	38,257,357	—

Reported net loss before cumulative effect of accounting change	(3,682,147)	(29,400,775)	(18,004,649)	(51,856,829)
Add back: Goodwill amortization	—	8,343,395	—	16,739,608

Adjusted net loss	$(3,682,147)	$(21,057,380)	$(18,004,649)	$(35,117,221)

Loss per share-basic and diluted
Reported net loss	$(0.13)	$(1.02)	$(1.93)	$(1.80)
Add back: Cumulative effect of accounting change for impairment of goodwill	—	—	(1.31)	—

Reported net loss before cumulative effect of accounting change	(0.13)	(1.02)	(0.62)	(1.80)
Add back: Goodwill amortization	—	0.35	—	0.58

Adjusted net loss	$(0.13)	$(0.67)	$(0.62)	$(1.22)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes, which appear elsewhere in this report.

Some of the statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report contain forward-looking information. You can identify these statements by forward-looking words such as “expect,” “anticipate,” “believe,” “goal,” “plan,” “intend,” “estimate,” “predict,” “project,” “potential,” “continue,” “may,” “will,” and “should” or similar words. They include statements concerning:

•	future growth and spending trends in the pharmaceutical and biotechnology industries;

•	expansion of our product and service offerings;

•	future sources of revenues and anticipated revenue growth;

•	future development expenses;

•	future sales and marketing expenses;

•	future general and administrative expenses;

•	future stock-based customer acquisition costs;

•	future operating expenses;

•	future interest income;

•	future cash flows;

•	future operating losses;

•	the effect of changes in our accounting policies;

•	future licensing of software from third parties

•	the length of our sales cycle;

•	our international expansion;

•	the effects of our restructuring program; and

•	the adequacy of our existing liquidity and capital resources.

You should be aware that these statements are subject to known and unknown risks, uncertainties and other factors, including those discussed in the section entitled “Factors That May Affect Future Results,” that could cause the actual results to differ materially from those suggested by the forward-looking statements.

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

On February 19, 2002, we purchased all of the outstanding stock of Textco, Inc. in exchange for the issuance of 218,737 shares of our common stock with a value of approximately $329,000 based on the average market price over the period covering 2-days before and after the acquisition date, cash payments in the amount of $393,000 (including $118,000 for acquisition-related expenses) and the assumption of $37,000 in net liabilities of Textco. This acquisition was accounted for using the purchase method of accounting. The results of Textco’s operations have been included in the consolidated financial statements since the date of acquisition.

Of the total purchase price, $609,000 was allocated to the developed software costs and $106,000 was allocated to non-competition agreements. These assets are being amortized over a period of two to three years. An insignificant amount of purchase price was allocated to the tangible assets.

The purchase of Textco expanded our software product offerings into the early stages of drug discovery research via biological research software and increases penetration into targeted biotechnology, pharmaceutical and research organizations. Textco’s products are used by molecular biologists. Installations include commercial and academic research organizations and research universities. Textco’s two primary products, Gene Construction Kit and Gene Inspector, provide users with an intuitive, graphical technology for gene cloning projects, DNA sequence analyses and experiment tracking via electronic notebooks.

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

On March 18, 2002, we purchased substantially all of the assets of Groton NeoChem for cash payments in the amount of $423,000 (including $123,000 for acquisition-related expenses) and the assumption of $26,000 in net liabilities. This acquisition was accounted for using the purchase method of accounting. The results of Groton NeoChem’s operations have been included in the consolidated financial statements since the date of acquisition.

The entire purchase price, approximately $449,000 was allocated to the developed software costs, which are being amortized over a period of three years.

The addition of the Groton NeoChem products is part of our strategy of building a comprehensive set of enterprise solutions for high-throughput research. These solutions facilitate the capture, organization, management, analysis and presentation of data by integrating advanced software and analytical instrument technology.

The employment agreements of key personnel include incentive payments of up to $240,000 upon achievement of cumulative revenue targets during the first year. The payments may be made in the form of cash, stock or a combination of both depending upon certain company and employee elections.

On June 25, 2002, we purchased all of the outstanding stock of HigherMarkets, Inc. in exchange for the issuance of 652,174 shares of our common stock with a value of approximately $480,000 based on the average market price over the five-day period beginning two days before and ending two days after the acquisition date, cash payments of acquisition-related expenses of $42,000 and the assumption of $147,000 in net liabilities of HigherMarkets. This acquisition was accounted for using the purchase method of accounting. The results of HigherMarket’s operations have been included in the consolidated financial statements since the date of acquisition.

Of the total purchase price, $50,000 was allocated to fixed assets, $203,000 to the developed software costs and $293,000 to customer agreements. These assets are being amortized over a period of two to four years. In addition, approximately $95,000 of the total purchase price was allocated to cash and investments leaving $28,000 allocated to various current assets.

The purchase of HigherMarkets expands SciQuest’s software product offerings into the higher education marketplace via the HigherMarkets hosted procurement solutions designed to meet the unique needs of this industry. HigherMarket’s products are used by researchers and procurement departments of universities, colleges, research institutions and other post-secondary education entities.

The merger agreement includes incentive payments upon achievement of cumulative revenue targets during the first year. Common stock of 217,391 shares related to the incentive payments has been placed in escrow. These contingently issuable shares will not be considered outstanding common shares or included in the computation of basic earnings per share until all necessary conditions for their issuance have been met. Due to the antidilutive effect, these shares will not be included in the computation of dilutive earnings per share.

The Textco and Groton NeoChem acquisitions were not significant. Therefore, pro forma financial information has only been presented for the HigherMarkets acquisition.

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

We realize revenue from the sale of licenses to our software products, the implementation and customization of our software products and the sale of maintenance and support contracts. We recognize revenues from the sale of licenses to our software products and implementation and customization of these software products on a percentage-of-completion basis over the period of the customization and implementation services, which generally ranges from three to nine months. We recognize revenues from the sale of maintenance and support contracts ratably over the period of the maintenance and support agreements, which is typically twelve months. Revenues from the sale of standardized versions of software are recognized upon customer acceptance in accordance with Statement of Position 97-2, “Software Revenue Recognition.”

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

Licenses fees and other professional services revenue.    We sell software licenses and provide professional services to implement and configure the software to customer needs. We record the revenue from the sale of software licenses and custom development and implementation services under fixed-fee contracts using the percentage-of-completion method over the term of the development and implementation services. Therefore, the amount of revenue recognized is sensitive to the estimates to complete the remaining services. These estimates are reviewed and revised monthly. Estimates are based on project managers’ detailed implementation plans predicated on significant historical experience. If increases in projected cost to complete are sufficient to create an overall loss on an in-process contract, the entire estimated loss is charged against income in the period the estimated loss is initially identified. Revenue from the sale of standardized versions of our software is recorded upon customer acceptance. We also sell maintenance contracts, which are recognized over the term of the arrangement.

Development costs.    Development costs include expenses to develop, enhance, manage, monitor and operate our web sites and costs of managing and integrating data on our web sites and developing hosted software to be licensed. We capitalize internal use software development costs and amortize them over the estimated life of the application which generally ranges from three months to one year. The amount being capitalized and the amount amortized is dependent upon our ability to track and capture all application development costs associated with these multiple projects and our ability to estimate accurately their useful lives, respectively.

Capitalized software costs.    Software development costs related to software products sold to customers are required to be capitalized beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. These capitalized costs are then amortized over the estimated useful lives, which is generally a period of two to four years. The amount being capitalized and the amount amortized is dependent upon our ability to track and capture all application development costs associated with these multiple projects and our ability to estimate accurately their useful lives, respectively.

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

Allowance for doubtful accounts.    We bear all risk of loss on credit sales of products in e-commerce transactions as well as sales of licenses and professional services. The allowance for doubtful accounts at June 30, 2002 represents approximately 23% of total gross accounts receivable. Management’s estimate is developed from analysis of each individual customer account. Based on current economic conditions and historical experience, we believe that the allowance is adequate. However, if general economic conditions worsen, it could negatively impact the ability of customers to pay their obligations to us.

One customer represents approximately 42% of the gross accounts receivable balance. This customer was within the final months of a multi-year equipment financing arrangement with us that began during the year ended December 31, 2000. We maintain a security interest through UCC filings in the underlying equipment. During the second quarter, the customer failed to make payments in a timely manner, and accordingly, we initiated legal action. Subsequent to June 30, 2002, a settlement was reached, whereby we received cash of $987,500 and the return of substantially all of the underlying collateral, which is believed to be sufficient to satisfy the remaining net receivable balance $380,000.

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

We adopted Statement of Financial Accounting Standards No. 142, “Goodwill and other Intangible Assets,” (“SFAS No. 142”) effective January 1, 2002. This statement addresses accounting and reporting for acquired goodwill and intangible assets. In accordance with the transitional provisions of SFAS No. 142, we determined that the carrying value of goodwill and related assets exceeded their fair value. As a result, we recognized a charge to income of $38,257,357 ($1.31 per share), as the cumulative effect of a change in accounting principle during the first quarter of 2002. As of the end of each period presented, all of our intangible assets had definitive lives and were being amortized accordingly.

We evaluate the recoverability of our intangible assets subject to amortization in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 requires long-lived assets to be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment is recognized in the event that the net book value of an asset exceeds the sum of the future undiscounted cash flows attributable to such asset or the business to which such asset relates and the net book value exceeds fair value. The impairment amount shall be measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value.

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

Three Months Ended June 30, 2002 and 2001

Revenues

Revenues for the three months ended June 30, 2002 and 2001 have been derived primarily from the sale of licenses to our software products and the implementation and customization of our software products and from the sale of scientific products in e-commerce transactions. Operational results from the acquisition of Higher Markets were not significant for the three months ended June 30, 2002.

During the three months ended June 30, 2002 and 2001, we recognized $2.2 million and $2.0 million, respectively, of revenue from fees from licenses and other professional services. This amount includes revenue related to advertising sold in the BioSupplyNet Source Book of $410,000 and $650,000, respectively. Such revenue is recorded annually when the Source Book is published.

E-commerce transaction revenues were $4.1 million for the three months ended June 30, 2001. As we previously discussed, effective May 1, 2001, we discontinued taking legal title to products we purchase from our suppliers and, in turn, sell to our customers. As a result, for products sold after May 1, 2001, we recorded revenue as the net commission that we earned for processing the transaction. Therefore, revenues for the second quarter of 2001 were composed of sales prior to May 1, 2001, totaling $3.9 million, which were recorded on a gross basis and $150,000 representing the commissions earned on transactions processed after May 1, 2001. The total value of scientific product transactions processed during the second quarter of 2001 was $8.7 million. There have been no e-commerce transaction revenues in 2002.

During the three months ended June 30, 2002, two customers accounted for 14% and 10%, respectively, of gross revenues. There can be no assurance that these customers will continue to purchase at these levels.

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

Cost of revenues for license fees and other professional services for the three months ended June 30, 2002 and 2001 was $2.2 million and $1.4 million, respectively, of which $1.3 million and $0.6 million, respectively, related to the amortization of capitalized software development costs. Also included in the cost of revenue for license fees and other professional services are the costs related to the BioSupplyNet Source Book of $190,000 and $290,000, during the three months ending June 30, 2001 and 2000, respectively.

Cost of e-commerce revenues was $3.8 million for the three months ended June 30, 2001. We discontinued our order-processing services during the second half of 2001, and therefore there are no costs of e-commerce revenues in 2002.

Gross Profit

Gross profit decreased to $(30,000) for the three months ended June 30, 2002 from $0.9 million for the three months ended June 30, 2001.

Gross profit from licenses and professional fees was $(0.2) million and $0.3 million for the three months ended June 30, 2002 and 2001, respectively, excluding $220,000 and $360,000, respectively, from the Source Book. The reduction in gross profit resulted primarily from an increase in amortization of capitalized software development costs due to technology from recent acquisitions and our ESM software.

Gross profit on the sale of scientific products was $240,000 for the three months ended June 30, 2001, which represented approximately a 6.0% gross profit percentage. The gross profit percentage on all products sold would have been 2.8% for the three months ended June 30, 2001, had we continued taking legal title to products sold. There were no sales of scientific products in 2002.

Operating Expenses

Development Expenses.    Development expenses consist primarily of personnel and related costs to develop, operate and maintain our software, aggregate data and the amortization of capitalized development costs. Development costs decreased to $2.0 million for the three months ended June 30, 2002 from $3.1 million for the three months ended June 30, 2001. This decrease resulted from decreased expenses required to develop our e-commerce fulfillment system and list suppliers’ products on our web sites as we transitioned out of the order-processing business model. We reduced our development costs related to our e-commerce business as we focused on selling software and services. During the three months ended June 30, 2002 and 2001, we capitalized approximately $0.4 million and $1.6 million, respectively, of certain costs related to software and web site development projects. We expect our development expenses to continue to be lower in 2002 as compared to 2001.

Included in development cost is the amortization of non-cash stock-based employee compensation expense, which totaled $0.1 million and $0.1 million for the three months ended June 30, 2002 and 2001, respectively. This is primarily due to stock options that had been issued to employees with exercise prices less than fair value on the date of grant since December 31, 1999. Deferred compensation recorded due to the issuance of such stock options is charged to stock-based employee compensation expense over the vesting term of the options.

Sales and Marketing Expenses.    Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, travel expenses, public relations expenses and marketing materials. Sales and marketing expenses decreased to $0.1 million for the three months ended June 30, 2002 from $2.7 million for the three months ended June 30, 2001. This decrease resulted primarily from reducing the number of sales and marketing personnel to market our products and services, from reducing advertising and promotion expenses for our e-commerce marketplace and from a credit of $1.1 million related to the non-cash stock-based customer acquisition costs described below. Sales and marketing expenses for the three months ended June 30, 2002 and 2001 include approximately $20,000 and $0.1 million, respectively, of amortization of non-cash stock-based employee compensation. Also included in sales and marketing expenses for the three months ended June 30, 2002 and 2001 is amortization (benefit) expense of non-cash stock-based customer acquisition costs of $(1.1) million and $0.6 million, respectively.

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

General and Administrative Expenses.    General and administrative expenses consist primarily of personnel and related costs for our customer care department and general corporate functions, including finance, accounting, legal, human resources, investor relations, facilities, amortization of intangibles and non-cash stock-based employee compensation. General and administrative expenses decreased to $1.8 million for the three months ended June 30, 2002 from $14.8 million for the three months ended June 30, 2001. General and administrative expenses in 2001 includes amortization of goodwill and other intangible assets of $10.2 million relating primarily to our March 2000 acquisition of EMAX Solutions. There was no amortization of goodwill or intangible assets during the three months ended June 30, 2002 as a result of the change in accounting for goodwill and the discontinuance of the EMAX trademarks as discussed in Note 8 of the financial statements. General and administrative expenses are also lower because of reduced personnel and related costs in these functional areas. General and administrative expenses also include a charge of approximately $10,000 and $0.2 million relating to non-cash stock-based employee charges in the three months ended June 30, 2002 and 2001, respectively. General and administrative expenses before these non-cash charges decreased by $2.6 million, primarily due to reduced personnel. We expect general and administrative expenses to continue to be lower in 2002 than in 2001, as we realize the savings impact of the previous reductions in personnel.

Restructuring.    In June 2001, we restructured our business to essentially eliminate outsourced procurement services. The restructuring includes the elimination of certain unprofitable business lines and a resultant reduction in workforce of approximately half of the employees located in the United States. The total restructuring charge was $10.7 million and included approximately $1.6 million for employee separation benefits, $7.1 million of asset writedowns and approximately $2.0 million of other costs and lease obligations relating to the unprofitable business lines to be eliminated.

Other Income (Expense)

Other income (expense) primarily consists of interest income earned on cash deposited in money market accounts and invested in short and long term U.S. Government obligations partially reduced by interest expense incurred on capital lease and debt obligations. Net other income (expense) decreased to $0.3 million for the three months ended June 30, 2002 from $0.8 million for the three months ended June 30, 2001. This decrease was primarily from reduced interest income resulting from our use of cash and investments to fund operations during 2001 and the first six months of 2002 as well as a reduction in interest rates between the comparative periods. We expect net interest income to continue to be lower in 2002 than in 2001.

Six Months Ended June 30, 2002 and 2001

Revenues

Revenues for the six months ended June 30, 2002 and 2001 have been derived primarily from the sale of licenses to our software products and the implementation and customization of our software products and from the sale of scientific products in e-commerce transactions. Operational results from the acquisition of HigherMarkets were not significant for the six months ended June 30, 2002.

During the six months ended June 30, 2002 and 2001, we recognized $3.8 million and $2.9 million, respectively, of revenue from fees from licenses and other professional services. This amount includes revenue related to advertising sold in the BioSupplyNet Source Book of $410,000 and $650,000, respectively. Such revenue is recorded annually when the Source Book is published.

E-commerce transaction revenues were $15.8 million for the six months ended June 30, 2001. As we previously discussed, effective May 1, 2001, we discontinued taking legal title to products we purchase from our suppliers and, in turn, sell to our customers. As a result, for products sold after May 1, 2001, we recorded revenue as the net commission that we earned for processing the transaction. Therefore, revenues for the six months ended June 30, 2001 were composed of sales prior to May 1, 2001, totaling $15.6 million, which were recorded on a gross basis and $150,000 representing the commissions earned on transactions processed after May 1, 2001. The total value of scientific product transactions processed during the six months ended June 30, 2001 was $20.4 million. There have been no e-commerce transaction revenues in 2002.

During the six months ended June 30, 2002, two customers accounted for 16% and 17%, respectively, of gross revenues. There can be no assurance that these customers will continue to purchase at these levels.

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

Cost of revenues for license fees and other professional services for the six months ended June 30, 2002 and 2001 was $3.7 million and $2.4 million, respectively, of which $2.2 million and $1.2 million, respectively, related to the amortization of capitalized software development costs. Also included in the cost of revenues for license fees and other professional services are the costs related to the BioSupplyNet Source Book of $190,000 and $290,000, during the six months ending June 30, 2002 and 2001, respectively.

Cost of e-commerce revenues was $15.1 million for the six months ended June 30, 2001. We discontinued our order-processing services during the second half of 2001, and therefore there are no costs of e-commerce revenues in 2002.

Gross Profit

Gross profit decreased to $0.1 million for the six months ended June 30, 2002 from $1.2 million for the six months ended June 30, 2001.

Gross profit from licenses and professional fees was $0.1 million and $ 0.6 million, for the six months ended June 30, 2002 and 2001, respectively, of which $(110,000) and $210,000, respectively, related to license fees and $220,000 and $360,000, respectively, were derived from the Source Book.

Gross profit on the sale of scientific products was $650,000 for the six months ended June 30, 2001, which represented approximately a 4.1% gross profit percentage. The gross profit percentage on all products sold would have been 3.2% for the six months ended June 30, 2001, had we continued to take legal title to products sold. There were no sales of scientific products in 2002.

Operating Expenses

Development Expenses.    Development expenses consist primarily of personnel and related costs to develop, operate and maintain our software, aggregate data and the amortization of capitalized development costs. Development costs decreased to $3.9 million for the six months ended June 30, 2002 from $7.3 million for the six months ended June 30, 2001. This decrease resulted from decreased expenses required to develop our e-commerce fulfillment system and list suppliers’ products on our web sites as we transitioned out of the order-processing business model. We reduced our development costs related to our e-commerce business as we focused on selling software and services. During the six months ended June 30, 2002 and 2001, we capitalized approximately $1.1 million and $4.4 million, respectively, of certain costs related to software and web site development projects. We expect our development expenses to continue to be lower in 2002 as compared to 2001.

Included in development cost is the amortization of non-cash stock-based employee compensation expense, which totaled $0.1 million and $0.2 million for the six months ended June 30, 2002 and 2001, respectively. This is primarily due to stock options that had been issued to employees with exercise prices less than fair value on the date of grant since December 31, 1999. Deferred compensation recorded due to the issuance of such stock options is charged to stock-based employee compensation expense over the vesting term of the options.

Sales and Marketing Expenses.    Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, travel expenses, public relations expenses and marketing materials. Sales and marketing expenses decreased to $2.0 million for the six months ended June 30, 2002 from $7.0 million for the six months ended June 30, 2001. This decrease resulted primarily from reducing the number of sales and marketing personnel to market our products and services, from reducing advertising and promotion expenses for our e-commerce marketplace and from a credit of $0.4 million related to the non-cash stock-based customer acquisition costs described below. Sales and marketing expenses for the six months ended June 30, 2002 and 2001 include $0.1 million and $0.3 million, respectively, of amortization of non-cash stock-based employee compensation. Also included in sales and marketing expenses for the six months ended June 30, 2002 and 2001 is amortization (benefit) expense of non-cash stock-based customer acquisition costs of $(0.4) million and $0.4 million, respectively.

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

General and Administrative Expenses.    General and administrative expenses consist primarily of personnel and related costs for our customer care department and general corporate functions, including finance, accounting, legal, human resources, investor relations, facilities, amortization of intangibles and non-cash stock-based employee compensation. General and administrative expenses decreased to $5.7 million for the six months ended June 30, 2002 from $30.1 million for the six months ended June 30, 2001. General and administrative expenses in 2001 includes amortization of goodwill and other intangible assets of $20.4 million while 2002 includes $1.8 million of amortization of other intangible assets relating primarily to our March 2000 acquisition of EMAX Solutions. There was no goodwill amortization during 2002 as a result of the change in accounting for goodwill as discussed in Note 8 of the financial statements. As a result of the discontinued use of the EMAX trademarks, only $1.8 million of the related amortization was recorded in 2002 as discussed in Note 8 of the financial statements. General and administrative expenses are also lower because of reduced personnel and related costs in these functional areas. General and administrative expenses also include a charge of $26,141 and $0.5 million relating to non-cash stock-based employee compensation charges in the six months ended June 30, 2002 and 2001, respectively. General and administrative expenses before these non-cash charges decreased by $5.4 million, primarily due to reduced personnel. We expect general and administrative expenses to continue to be lower in 2002 than in 2001, as we realize the savings impact of the previous reductions in personnel.

Restructuring.    In June 2001, we restructured our business to essentially eliminate outsourced procurement services. The restructuring includes the elimination of certain unprofitable business lines and a resultant reduction in workforce of approximately half of the employees located in the United States. The total restructuring charge was $10.7 million and included approximately $1.6 million for employee separation benefits, $7.1 million of assets and approximately $2.0 million of other costs and lease obligations relating to the unprofitable business lines to be eliminated.

Impairment of Other Intangible Assets.    We evaluate the recoverability of our intangible assets subject to amortization in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 requires long-lived assets to be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment is recognized in the event that the net book value of an asset exceeds the sum of the future undiscounted cash flows attributable to such asset or the business to which such asset relates and its net book value exceeds fair value. The impairment amount is measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value.

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

Other Income (Expense)

Other income (expense) primarily consists of interest income earned on cash deposited in money market accounts and invested in short and long term U.S. Government obligations partially reduced by interest expense incurred on capital lease and debt obligations. Net other income (expense) decreased to $0.6 million for the six months ended June 30, 2002 from $2.0 million for the six months ended June 30, 2001. This decrease was primarily from reduced interest income resulting from our use of cash and investments to fund operations during 2001 and the first six months of 2002 as well as a reduction in interest rates between the comparative periods. We expect net interest income to continue to be lower in 2002 than in 2001.

Cumulative Effect of Accounting Change

We adopted Statement of Financial Accounting Standards No. 142, “Goodwill and other Intangible Assets,” (“SFAS No. 142”) effective January 1, 2002. This statement addresses accounting and reporting for acquired goodwill and intangible assets. In accordance with the transitional provisions of SFAS No. 142, we determined that the carrying value of goodwill and related assets exceeded their fair value. As a result, we recognized a charge to income of $38,257,357 ($1.31 per share), as the cumulative effect of a change in accounting principle during the first quarter of 2002.

Liquidity and Capital Resources

We have primarily funded our operations through private placements of our preferred stock during 1998 and 1999 and our initial public offering which closed in November 1999. As of June 30, 2002, we had total cash and investments of $38.2 million, which is comprised of cash and cash equivalents of $18.9 million, short-term investments of $12.0 million and long-term investments of $7.3 million.

Cash used in operating activities was $4.7 million and $10.4 million during the six months ended June 30, 2002 and 2001, respectively. Cash used in operating activities was principally for the development of our web sites, the development of our e-commerce marketplace, our sales and marketing efforts, administrative and operations to support our growth and payments to our suppliers for purchases of scientific products.

Cash provided (used) by investing activities during the six months ended June 30, 2002 and 2001 was ($1.0) million and $36.7 million, respectively. Cash used in investing activities has primarily been comprised of purchases of investments in US government obligations, commercial paper and corporate bonds, net of maturities, purchases of computer equipment and the capitalization of certain costs associated with the development of our web sites and with the development of EMAX’s electronic research software systems. During the six months ended June 30, 2002, we paid approximately $0.9 million related to acquisitions. Cash was primarily provided from the maturity of investments.

Cash used by financing activities during the six months ended June 30, 2002 and 2001 was $0.8 million and $0.3 million, respectively. During the six months ended June 30, 2002, we repaid loan obligations of $0.6 million.

During the six months ended June 30, 2002, we incurred an operating loss of $18.6 million. During the two years ended December 31, 2001 we incurred cumulative operating losses of $177.1 million and used $76.6 million of cash in operations. We have reduced our spending to an average of $2.5 million for net cash used in operating activities in each of the last four quarters following our restructuring. Based on this spending level, adjusted for our anticipated additional capital needs, we believe that our existing cash and investments of $38.2 million at June 30, 2002 will be sufficient to satisfy our cash requirements for more than the next year. However, lower than expected cash flows as a result of lower revenues or increased expenses could require us to raise additional capital in order to maintain our operations. There are significant uncertainties, based on recent economic conditions and our limited operating experience as a software and related services provider, as to whether debt or equity financing will be available if we are required to seek additional funds. Even if we are able to secure funds in the debt or equity markets, we may not be able to do so on terms that are favorable or acceptable to us. Any additional equity financing, if available, could result in substantial dilution to our existing stockholders.

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

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, “Business Combinations,” which requires: (1) that all business combinations be accounted for by the purchase method, thereby eliminating the pooling method, (2) that assets (including intangible assets) be recognized and valued apart from goodwill, and (3) that additional disclosures be made regarding business combinations and the resulting allocation of purchase price. Our adoption of this standard did not have a material impact on the consolidated financial position or results of operations.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”) the major provisions of which include: (1) the ceasing of amortization of goodwill and indefinite lived intangible assets, (2) the testing for impairment of goodwill and indefinite lived intangible assets at least annually, and (3) the removal of the restriction that the maximum amortization period of intangible assets with finite lives be limited to 40 years. The provisions of SFAS No. 142 are effective beginning with our 2002 fiscal year. Any impairment losses from the initial application are to be reported as a cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, “Accounting Changes.” We adopted SFAS No. 142, Goodwill and other Intangible Assets, effective January 1, 2002. In accordance with the transitional provisions of SFAS No. 142, we determined that the carrying value of goodwill and related assets exceeded their fair value. As a result, we recognized a charge to income of $38,257,357 ($1.31 per share), as the cumulative effect of a change in accounting principle during the first quarter of 2002. As of the end of each period presented, all of our intangible assets had definitive lives and were being amortized accordingly.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 143, “Accounting for Asset Retirement Obligations,” (“SFAS No. 143”). SFAS No. 143 requires recording the fair value of a liability for an asset retirement obligation in the period in which it is incurred, and a corresponding increase in the carrying value of the related long-lived asset. Over time, the liability is accreted using the original discount rate when the liability was initially recognized, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, it is either settled for its recorded amount or a gain or loss upon settlement is recorded. The provisions of SFAS No. 143 will be effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have any impact on our financial statements or results of operations.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”). SFAS No. 144, while retaining the fundamental recognition and measurement provision of SFAS No. 121, establishes a “primary-asset” approach to determining the cash flow estimation period for a group of assets and liabilities. Similarly, SFAS No. 144 retains the basic provisions of APB Opinion No. 30, but broadens the presentation to include a component of an entity. In addition, discontinued operations are no longer measured on a net realizable value basis and future operating losses are no longer recognized before they occur. Rather, discontinued operations are carried at the lower of carrying amount or fair value less cost to sell. Application of the provisions of SFAS No. 144 is required beginning with our 2002 fiscal year. The adoption of SFAS No. 144 did not have a material impact on our financial statements or results of operations. However, we did recognize an impairment of $7,155,914 during the first quarter of 2002 related to abandoned trademarks under SFAS No. 144 (see Note 8 to the Notes to Consolidated Financial Statements for additional discussion).

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

Our business model has evolved considerably since our company’s inception. For instance, we launched our public e-commerce marketplace in April 1999. Beginning with our acquisition of EMAX in March 2000, we have increasingly focused our efforts on providing software products and services to enhance research operations for pharmaceutical, biotechnology and other research-based organizations. We have since discontinued our order processing services. Accordingly, we have only a limited operating history on which to evaluate our current business model. As a result of our limited operating history and the evolving nature of our business model, we may be unable to accurately forecast our revenues. We incur expenses based predominantly on operating plans and estimates of future revenues. Revenues to be generated from newly developed and evolving activities will be particularly difficult to forecast accurately. Our expenses are to a large extent fixed. We may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfalls. Accordingly, a failure to meet our revenue projections will have an immediate and negative impact on profitability. Finally, we cannot be certain that our evolving business model will be successful, particularly in light of our limited operating history.

We have a history of losses and anticipate incurring losses in the future. We may not achieve profitability.

We incurred a net loss of $56.3 million for the six months ended June 30, 2002. To date, we have not realized any profits, and as of June 30, 2002, we had an accumulated deficit of $262.1 million. We expect to incur substantial operating losses and continued negative cash flow from operations for the foreseeable future. In fact, we expect to continue generating losses through at least 2002. We may not be able to increase revenues sufficiently to achieve profitability.

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

Our operating plan to achieve profitability is based upon estimates of our revenues and assumes that we will achieve license fee and related revenues that substantially exceed historical levels. Our ability to achieve this projected revenue growth is largely dependent on the results of our sales efforts. In 2001, we restructured our sales force to increase the focus on sales of our software products and services and reduce certain sales and marketing expenses. We cannot assure you that our sales force will be successful in achieving the sales levels required to achieve profitability. If our future revenues are less than anticipated, our ability to achieve profitability when expected may be negatively impacted. In addition, lower than anticipated revenues may negatively impact our cash flows, which could cause us to expend our capital faster than anticipated. While we expect our existing capital to be sufficient for more than the next year, lower than expected cash flows as a result of lower revenues could require us to raise additional capital in order to maintain our operations. There can be no assurance that we will be able to raise such funds on favorable terms, or at all.

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

We are investing significantly in developing and acquiring new product and service offerings with no guarantee of success.

Expanding our product and service offerings is an important component of our business strategy. As such, we are expending a significant amount of our resources in these development and acquisition efforts. For instance, we have recently introduced products such as SelectSite SRA™ (Source and Requisition

Application), and SelectSite APA™ (Advanced Procurement Application) and have acquired additional products through our Textco, Groton NeoChem and Higher Markets acquisitions. Any new offerings that are not favorably received by prospective customers could damage our reputation or brand name. Expansion of our services will require us to devote a significant amount of time and money and may strain our management, financial and operating resources. We cannot assure you that our development efforts will result in commercially viable products or services. In addition, we may bear development and acquisition costs in current periods that do not generate revenues until future periods, if at all. To the extent that we incur expenses that do not result in increased current or future revenues, our earnings may be materially and adversely affected.

Sales to larger customers may result in long sales cycles and decrease our profit margins.

Sales to large enterprise buyers are an important element of our business strategy. As we sell sophisticated solutions to larger organizations, we expect the average time from initial contact to final approval to be significant. During this sales cycle, we may expend substantial funds and management resources without any corresponding revenue. If approval is delayed or does not occur, our financial condition and operating results for a particular period may be adversely affected. Approvals are subject to delays over which we have little or no control, including the following:

•	potential customers’ internal approval processes;

•	budgetary constraints for information technology spending;

•	implementation of systems integration solutions;

•	customers’ concerns about implementing a new strategy and method of doing business; and

•	seasonal and other timing effects.

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

We expect that for the foreseeable future we will generate a significant portion of our revenues from a limited number of large customers. During the three months ended June 30, 2002, two customers accounted for 14% and 10%, respectively, of our total revenues. In addition, large individual transactions with these customers may represent an increasing percentage of our revenues. These large transactions are often non-recurring, making it difficult to predict future transactions. The failure of one or more large transactions to occur in any given period may materially and adversely affect our revenues for that period. If we lose any of our large customers or if we are unable to add new large customers, our revenues will not increase as expected. In addition, our reputation and brand name would be harmed.

This customer concentration may also increase our accounts receivable credit risk from time to time. The failure by any larger customer to make payments when due would negatively impact our cash flows. At June 30, 2002, one customer represents approximately 42% of the gross accounts receivable balance. During the second quarter of 2002, the customer failed to make payments in a timely manner, and accordingly, we initiated legal action. Subsequent to June 30, 2002, a settlement was reached, whereby we received cash of $987,500 and the return of substantially all of the underlying collateral, which we believe is sufficient to satisfy the remaining net receivable balance of $380,000. If it is subsequently determined that the returned equipment has a lower resale value than currently estimated, additional charges against operating results may be required.

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

Our success will require, among other things, that our solutions gain broad market acceptance by purchasers and suppliers of scientific products. For example, purchasers may continue managing assets and purchasing products through their existing methods and may not adopt new technology solutions because of:

•	their comfort with current purchasing and asset management procedures;

•	the costs and resources required to adopt new business procedures;

•	reductions in capital expenditures or information technology spending;

•	security and privacy concerns; or

•	general reticence about technology or the Internet.

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

A key component of all services is the efficiencies created for suppliers and buyers through our products and services. In order to create these efficiencies, it will often be necessary that our systems integrate with customers’ internal systems, such as inventory, customer service, technical service, freight programs and financial systems. In addition, there is little uniformity in the systems used by our customers. If these systems are not successfully integrated, relationships with our customers would be adversely affected, which could have a material adverse effect on our financial condition and results of operations.

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

Our success will depend, in part, on our ability to:

•	enhance our existing products and services;

•	develop new services and technology that address the increasingly sophisticated and varied needs of our target markets; and

•	respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

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

As competitive conditions intensify, competitors may:

•	devote greater resources to marketing and promotional campaigns;

•	devote substantially more resources to product development;

•	secure exclusive arrangements with customers that impede our sales; and

•	enter into strategic or commercial relationships with larger, more established and well-financed companies.

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

We will be liable for any third party claims that may rise against EMAX including claims related to important proprietary rights regarding EMAX’s technology. These claims could adversely affect our business.

In our acquisition of EMAX, we acquired important proprietary rights that are embodied in its software technology. This software technology is not patented and existing copyright laws offer only limited practical protection. By virtue of this acquisition, we will be liable for any valid third-party claims that may arise against EMAX in relation to their proprietary rights or contracts with suppliers and customers. While we have investigated EMAX’s proprietary rights and business practices, we cannot be certain that ownership, infringement or other claims will not arise against EMAX. A successful claim by a third party could result in significant liability on our part and could materially and adversely affect the value of the technology that we acquired.

Our products, trademarks and other proprietary rights may infringe on the proprietary rights of third parties, which may expose us to litigation.

While we believe that our products, trademarks and other proprietary rights do not infringe upon the proprietary rights of third parties, we cannot guarantee that third parties will not assert infringement claims against us in the future or that any such assertion will not require us to enter into a license agreement or royalty agreement with the party asserting a claim. Even the successful defense of an infringement claim could result in substantial costs and diversion of our management’s efforts.

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

We have acquired and intend to continue to acquire complementary businesses. In particular, we acquired BioSupplyNet, Inc. in 1998, SciCentral, Inc., Intralogix, Inc. and EMAX in 2000, and Textco, HigherMarkets and the assets of Groton NeoChem in 2002. An element of our strategy is to broaden the scope and content of our products and services through the acquisition of existing products, technologies, services and businesses. Acquisitions entail numerous risks, including:

•	the integration of new operations, products, services and personnel;

•	the diversion of resources from our existing businesses, sites and technologies;

•	the inability to generate revenues from new products and services sufficient to offset associated acquisition costs;

•	the maintenance of uniform standards, controls, procedures and policies;

•	accounting effects that may adversely affect our financial results;

•	the impairment of employee and customer relations as a result of any integration of new management personnel;

•	dilution to existing stockholders from the issuance of equity securities; and

•	liabilities or other problems associated with an acquired business.

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

Significant price and value fluctuations have occurred with respect to the securities of technology companies. Our common stock price has been volatile and is likely to be volatile in the future. In the past, following periods of downward volatility in the market price of a company’s securities, class action litigation has often been pursued against such companies. If similar litigation were pursued against us, it could result in substantial costs and a diversion of our management’s attention and resources.

The price of our common stock could result in the delisting of our stock from the Nasdaq National Market, which could adversely affect the trading of our common stock.

Our common stock is currently quoted on the Nasdaq National Market. In order to satisfy Nasdaq’s minimum listing maintenance requirements, we must satisfy various financial tests, including maintaining a minimum closing bid price of at least $1.00. If the minimum closing bid price of our common stock were to be below $1.00 for more than 30 consecutive trading days, Nasdaq could commence action to delist our common stock from the Nasdaq National market. For 77 trading days in 2001, the closing bid price of our common stock was less than $1.00. Subsequent to the tragic terrorist attacks of September 11, 2001, Nasdaq placed a moratorium on the minimum bid price requirement, which prevented our common stock from being delisted. From October 30, 2001 until June 4, 2002, our common stock maintained closing bid prices above $1.00. Since June 7, 2002, the closing bid price of our common stock has been less than $1.00. The Nasdaq National Market has notified us that the closing bid price of our common stock must be above $1.00 for a minimum of 10 consecutive trading days by October 16, 2002 in order to avoid initiation of procedures to delist our common stock. We cannot assure you that the closing bid price of our common stock will rise and remain above $1.00 in the future. If our common stock is delisted from the Nasdaq National Market, it would be listed on either the Nasdaq SmallCap Market or on the OTC Bulletin Board, both of which are viewed by most investors as less desirable and less liquid marketplaces. Thus, delisting from the Nasdaq National Market could make trading our common stock more difficult for investors, potentially leading to further declines in share prices.

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

PART II

OTHER INFORMATION

Item 1.    Legal Proceedings.

On September 10, 2001 SciQuest was named as a defendant in a purported class action lawsuit filed in the United States District Court, Southern District of New York. The lawsuit is captioned Patricia Figuerido and Robert Wallace v. Sciquest.com, Inc., et al. No. 01 CV 8467. The case has been consolidated for pretrial purposes with over 1000 other lawsuits filed against other issuers, their officers, and underwriters of their initial public offerings under the caption In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS). The case includes claims against SciQuest, three of its officers, and seven investment banking firms who either served as underwriters, or are the successors in interest to underwriters, of our initial public offering. The complaint alleges that the prospectus used in our initial public offering contained material misstatements or omissions regarding the underwriters’ activities in connection with the initial public offering. SciQuest intends to vigorously defend the action and all defendants have filed motions to dismiss. Briefing on those motions is underway and discovery is stayed pending their resolution.

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

(b)  The following directors were elected to hold office until the indicated annual meeting of stockholders, or until their successors are elected and qualified, with the vote for each director being reflected below:

Name	Term Expiration	Votes For	Votes Withheld
M. Scott Andrews	2005	23,560,382	83,014
Louis M. Sherwood, M.D.	2003	23,563,792	79,604

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

4.2*	Specimen Stock Certificate.

10.1*	SciQuest.com, Inc. Stock Option Plan dated as of September 4, 1997.

10.2*	Amendment No. 1 to SciQuest.com, Inc. Stock Option Plan dated as of September 11, 1998.

10.3*	Amendment No. 2 to SciQuest.com, Inc. Stock Option Plan dated as of February 26, 1999.

10.4*	Amendment No. 3 to SciQuest.com, Inc. Stock Option Plan dated as of March 1, 1999.

10.5*	Amendment No. 4 to SciQuest.com, Inc. Stock Option Plan dated as of August 27, 1999.

10.6*	Sublease Agreement by and between Applied Innovation, Inc. and SciQuest.com dated March 11, 1999.

10.7*	Registration Rights Agreement by and among SciQuest.com, the holders of Series B Preferred Stock and the purchasers of Series D Preferred Stock dated May 18, 1999, as amended.

10.8*	Lease Agreement by and between Duke-Weeks Realty Limited Partnership and SciQuest.com dated as of October 19, 1999.

10.9**	Form of Strategic Alliance Plus Agreement.

10.10*	Amendment No. 5 to SciQuest.com, Inc. Stock Option Plan.

10.11*	SciQuest.com, Inc. 1999 Stock Incentive Plan dated as of October 12, 1999.

10.12**	First Amendment to 1999 Stock Incentive Plan.

10.13**	Merger Agreement by and among SciQuest.com, Lujack Subsidiary, Inc., Intralogix, Inc., Mary T. Romac, Timothy M. Brady and Dale L. Young dated January 14, 2000.

Exhibit Number	Description

10.14**	Merger Agreement by and among SciQuest.com, SciCentral Acquisition Subsidiary, Inc., SciCentral.com, Inc. and the shareholders of SciCentral.com, Inc. dated February 2, 2000.

10.15**	Agreement and Plan of Merger and Reorganization between SciQuest.com, ESP Acquisition, Inc. and EMAX Solution Partners, Inc. dated March 13, 2000.

10.16**	SciQuest.com, Inc. 2000 Employee Stock Purchase Plan.

10.17***	Second Amendment to 1999 Stock Incentive Plan.

10.18****	Form of Services Agreement.

10.19*****	Form of Master License and Services Agreement

10.20*****	Executive Employment Agreement by and between SciQuest, Inc. and Stephen J. Wiehe, dated February 5, 2002

10.21	Agreement and Plan of Merger, dated as of June 25, 2002, by and among SciQuest Inc.,HigherMarkets Acquisition, Inc. and Higher Markets, Inc.

*         Incorporated by reference to SciQuest’s Registration Statement on Form S-1 (Reg. No. 333-87433).
**       Incorporated by reference to SciQuest’s Registration Statement on Form S-1 (Reg. No. 333-32582).
***     Incorporated by reference to SciQuest’s Annual Report on Form 10-K for the year ended December 31, 2000.
****   Incorporated by reference to SciQuest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
***** Incorporated by reference to SciQuest’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(b)  Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCIQUEST, INC.

By:	/s/ STEPHEN J. WIEHE
Stephen J. Wiehe Chief Executive Officer (Principal Executive Officer)

Date:    August 9, 2002

By:	/s/ JAMES J. SCHEUER
James J. Scheuer Chief Financial Officer (Principal Financial and Accounting Officer)

Date:    August 9, 2002

CERTIFICATION

The undersigned hereby certify that the forgoing report on Form 10-Q fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of SciQuest, Inc.

By:	/s/ STEPHEN J. WIEHE
Stephen J. Wiehe Chief Executive Officer

Date:    August 9, 2002

By:	/s/ JAMES J. SCHEUER
James J. Scheuer Chief Financial Officer

Date:    August 9, 2002