Form 10-Q
period 2002-09-30
SCIQUEST INC
filed 2002-11-04
CIK 1082526

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[Mark One]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-27803

SCIQUEST, INC.
(Exact name of registrant as specified in its charter)

Delaware	56-2127592
(State or other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5151 McCrimmon Parkway, Suite 216 Morrisville, North Carolina	27560
(Address of principal executive offices)	(Zip Code)

(919) 659-2100
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

As of November 1, 2002, 30,291,606 shares of Common Stock, $.001 par value, were outstanding.

SCIQUEST, INC.

PART I

Item 1.    Financial Statements

SCIQUEST, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,949,245	$25,369,945
Short-term investments	12,004,808	8,542,471
Accounts receivable, net	1,702,984	4,838,426
Prepaid expenses and other current assets	2,025,169	2,832,759

Total current assets	27,682,206	41,583,601

Long-term investments	11,254,941	11,729,107
Property and equipment, net	3,441,688	5,060,517
Capitalized software and web site development costs, net	8,479,218	9,747,278
Goodwill, net	—	38,257,357
Other intangible assets, net	349,352	8,989,247
Other long-term assets	98,340	558,450

Total assets	$51,305,745	$115,925,557

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$260,850	$203,571
Accrued liabilities	2,033,572	3,906,340
Deferred revenues	1,939,720	2,144,961
Current maturities of long-term debt and capital lease obligations	70,523	1,297,320

Total current liabilities	4,304,665	7,552,192

Long-term debt and capital lease obligations, less current maturities	1,216,833	1,187,736

Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $0.001 par value; 90,000,000 shares authorized; 30,316,595 and 29,175,527 shares issued as of September 30, 2002 and December 31, 2001, respectively	30,317	29,176
Additional paid-in capital	314,329,370	317,931,597
Deferred compensation	(196,689)	(558,609)
Deferred customer acquisition costs	(10,400)	(4,098,906)
Accumulated other comprehensive loss	(13,785)	(18,144)
Treasury stock, at cost, 577,400 and 304,000 shares as of September 30, 2002 and December 31, 2001, respectively	(556,573)	(281,088)
Accumulated deficit	(267,797,993)	(205,818,397)

Total stockholders’ equity	45,784,247	107,185,629

Total liabilities and stockholders’ equity	$51,305,745	$115,925,557

The accompanying notes are an integral part of these financial statements.

SCIQUEST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues:
License fees and other professional services	$1,663,983	$1,776,491	$5,504,971	$4,724,055
E-commerce	—	442,919	—	16,250,886
Non-cash e-commerce incentive warrants benefit (expense)	—	394	—	(57,667)

Total revenues	1,663,983	2,219,804	5,504,971	20,917,274

Cost of revenues:
Cost of license fees and other professional services	637,970	565,457	2,196,806	1,711,954
Cost of license fees-amortization of acquired and capitalized software costs	1,298,482	691,102	3,472,272	1,918,888
Cost of e-commerce	—	272,885	—	15,376,112

Total cost of revenues	1,936,452	1,529,444	5,669,078	19,006,954

Gross profit (loss)	(272,469)	690,360	(164,107)	1,910,320

Operating expenses:
Development	2,224,598	2,050,212	5,992,442	9,077,610
Non-cash stock-based compensation	71,134	108,927	210,799	352,950

Total development expenses	2,295,732	2,159,139	6,203,241	9,430,560

Sales and marketing	1,190,880	1,497,565	3,499,847	7,877,891
Non-cash stock-based employee comp. and customer acquisition	43,130	128,621	(295,961)	756,969

Total sales and marketing expenses	1,234,010	1,626,186	3,203,886	8,634,860

General and administrative	2,083,960	3,134,154	5,883,786	12,338,992
Non-cash stock-based employee comp. and amortization of intangibles	31,204	9,928,075	1,890,678	30,828,736

Total general and administrative expenses	2,115,164	13,062,229	7,774,464	43,167,728

Restructuring	—	—	—	10,650,000
Impairment of intangible assets	—	—	7,155,914	—

Total operating expenses	5,644,906	16,847,554	24,337,505	71,883,148

Operating loss	(5,917,375)	(16,157,194)	(24,501,612)	(69,972,828)

Other income (expense):
Interest income	236,339	600,887	842,543	2,657,553
Interest expense	(26,597)	(50,760)	(71,554)	(146,697)
Other income (expense), net	(9,957)	(37,154)	8,384	(39,078)

Total other income (expense), net	199,785	512,973	779,373	2,471,778

Loss before cumulative effect of accounting change for impairment of goodwill	(5,717,590)	(15,644,221)	(23,722,239)	(67,501,050)
Cumulative effect of accounting change for impairment of goodwill	—	—	(38,257,357)	—

Net loss	$(5,717,590)	$(15,644,221)	$(61,979,596)	$(67,501,050)

Net loss per common share—basic and diluted:
Before cumulative effect of accounting change	$(0.19)	$(0.54)	$(0.81)	$(2.33)
Cumulative effect of accounting change	—	—	(1.30)	—

Net loss per share-basic and diluted	$(0.19)	$(0.54)	$(2.11)	$(2.33)

Weighted average common shares outstanding—basic and diluted	29,739,195	29,072,407	29,338,345	28,942,078

The accompanying notes are an integral part of these financial statements.

SCIQUEST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities
Net loss	$(61,979,596)	$(67,501,050)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,889,547	37,504,391
Bad debt expense	24,000	—
Non-cash buyer incentive warrants	(8,936)	17,058
Accounting change-impairment of goodwill	38,257,357	—
Impairment of intangible assets	7,155,914	—
Amortization of deferred compensation	300,968	1,401,162
Amortization of deferred customer acquisition costs	(369,052)	430,797
Amortization of discount on investments	193,251	(15,625)
Loss from disposal of fixed assets	56,679	69,317
Write-down of long-lived assets related to restructuring	—	7,111,206
Changes in operating assets and liabilities:
Accounts receivable	3,141,989	12,615,174
Prepaid expenses and other current assets	849,086	296,630
Other assets	460,109	2,117,711
Accounts payable	(22,734)	(5,652,940)
Accrued liabilities	(1,921,495)	(1,606,812)
Deferred revenue	(272,943)	393,167

Net cash used in operating activities	(6,245,856)	(12,819,814)

Cash flows from investing activities
Purchase of property and equipment and capitalized software	(1,993,067)	(6,257,106)
Proceeds from sale of equipment	129,000	81,913
Cash received from acquisitions	49,092	—
Cash paid for acquisitions	(858,189)	—
Maturity of investments	22,564,959	49,381,738
Purchase of investments, including restricted cash	(25,700,581)	(1,442,048)

Net cash provided by (used in) investing activities	(5,808,786)	41,764,497

Cash flows from financing activities
Repayment of notes payable	(1,083,167)	—
Repayment of capital lease obligations	(129,144)	(743,427)
Proceeds from exercise of common stock warrants and options	30,637	36,282
Proceeds from issuance of common stock under employee stock purchase plan	86,742	127,583
Purchase of treasury stock	(275,485)	(281,088)

Net cash used in financing activities	(1,370,417)	(860,650)

Effect of exchange rate changes on cash and cash equivalents	4,359	(3,539)

Net increase (decrease) in cash and cash equivalents	(13,420,700)	28,080,494
Cash and cash equivalents at beginning of period	25,369,945	20,162,831

Cash and cash equivalents at end of period	$11,949,245	$48,243,325

The accompanying notes are an integral part of these financial statements.

SCIQUEST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    The Company

Nature of Operations

SciQuest, Inc. (“SciQuest” or the “Company”), which began operations in 1995, provides technology, services and domain expertise to optimize procurement and materials management for the life sciences, industrial research and higher education markets. SciQuest solutions enable research-intensive organizations to reduce costs, improve quality and speed the process of innovation by helping them find and acquire resources and manage the lifecycle of critical assets.

SciQuest generates revenues by charging license, subscription and maintenance fees for the use of its technology. SciQuest also offers professional services related to these solutions, for activities such as project implementation and training. In addition, SciQuest receives revenue from scientific supply manufacturers for converting their paper catalogs into an electronic format, enhancing or enriching the data and distributing the information as directed by the suppliers. In addition, SciQuest has historically earned revenue for advertising on its web sites and advertising in the printed catalogue of scientific products (the “Source Book”). The Company anticipates it will continue to earn advertising revenue from the Source Book, primarily all of which has historically been recognized, and is expected to continue to be recognized, in the second quarter of each fiscal year.

Prior to 2002, the Company earned revenues from e-commerce transactions generated by purchases made through the SciQuest web sites. Effective May 1, 2001, the Company ceased taking title to products sold through our e-commerce solution.

Liquidity

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company had an accumulated deficit of $268 million at September 30, 2002, incurred a net loss of $5.7 million for the quarter then ended, and expects to incur additional losses during the remainder of 2002. During the two years ended December 31, 2001 the Company incurred cumulative losses from operations of $177.1 million and used $76.6 million of net cash in operating activities.

The Company has funded its operations primarily through private placements of preferred stock during 1998 and 1999 and its 1999 initial public offering. As of September 30, 2002, the Company had total cash and investments of $35.2 million, which is comprised of cash and cash equivalents of $11.9 million, short-term investments of $12.0 million and long-term investments of $11.3 million.

During 2001, the Company restructured its operations and transitioned from an e-commerce transaction company to a software and related services provider. As a result, there is only limited operating history under the current business model with which to estimate future performance. The Company’s cash flow is dependent on its ability to control expenses and achieve revenue growth which is dependent on the Company’s ability to sell software licenses and related services as well as acquire or develop new products and service offerings. Additionally, 43% of the Company’s revenue for the three months ended September 30, 2002 was generated by two customers, and the Company expects that large individual transactions with major customers may continue to represent a large percentage of revenues.

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

SCIQUEST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

If the Company is unable to raise additional capital to continue to support operations, it may be required to scale back, delay or discontinue one or more product offerings, which could have a materially adverse effect on the Company’s business. Reduction or discontinuation of any one of the Company’s business components or product offerings could result in additional charges, which would be reflected in the period of the reduction or discontinuation.

Based on average quarterly operating expenses (excluding non-cash expenses) incurred in the five quarters after the June 2001 restructuring and budgeted expenditures for 2002, the Company believes cash and investments at September 30, 2002 will be sufficient to satisfy requirements for more than the next year. However, lower than expected cash flows as a result of lower revenues or increased expenses could require the Company to raise additional capital in order to maintain its operations.

2.    Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The unaudited interim consolidated financial statements as of and for the three and nine months ended September 30, 2002 and September 30, 2001 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments necessary to present fairly the consolidated balance sheets, statements of operations and statements of cash flows for the periods presented in accordance with generally accepted accounting principles. The consolidated balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date. Certain information and footnote disclosures have been omitted in accordance with the rules and regulations of the SEC. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2001 included in the Company’s Form 10-K, filed with the SEC on March 15, 2002. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

The consolidated financial statements prior to 2002 include the accounts of SciQuest, Inc. and its wholly-owned subsidiaries, BioSupplyNet, Inc., Internet Auctioneers International, Inc., Intralogix, Inc., SciCentral, Inc., EMAX Solution Partners, Inc. (“EMAX”), EMAX Solution Partners (UK) Limited and SciQuest Europe Limited. All significant intercompany accounts and transactions have been eliminated.

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

Restricted Cash

At September 30, 2002, restricted cash of $680,000, $411,103 and $2,903,578 included in cash and cash equivalents, short-term investments and long-term investments, respectively, is comprised of certificates of deposit, money market and other investment accounts which serve as collateral for the Company’s lease commitments, acquisition earn-out commitments, officer loans guaranteed by the Company and other debt.

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

Development Costs

Development costs include expenses incurred by the Company to develop, enhance, manage, monitor and operate the Company’s hosted software solutions, to manage and integrate data related to these solutions and to develop software to be licensed. The Company accounts for the software development component of internal use software development costs in accordance with Statement of Position No. 98-1 which requires certain costs associated with the development of the Company’s hosted solutions and internal applications to be capitalized and amortized to development expense over the useful life of the related applications. Capitalized development costs are amortized over the estimated life of the related application, which generally range from three months to two years.

SCIQUEST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Capitalized Software Costs

Software development costs related to software products sold to customers are required to be capitalized beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. Capitalized software costs resulted from the acquisitions of EMAX, Textco, Inc., Groton NeoChem and HigherMarkets, Inc. (see Note 3) as determined by valuations prepared by management and from developing standardized versions of software products for sale. Capitalized software costs are amortized over the period of expected benefit, which is typically two to four years, at a rate based on the higher of the straight-line or expected revenue methods.

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

The Company evaluates the recoverability of goodwill and other intangible assets according to the applicable accounting standards in order to determine whether impairments have occurred. For goodwill, an impairment is recognized whenever the carrying value of the goodwill and its related assets exceeds fair value, which is normally measured as the sum of the estimated future discounted cash flows attributable to the business component to which the asset relates (see Note 8).

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts payable and accounts receivable at September 30, 2002 and December 31, 2001 approximated their fair values due to the short-term nature of these items. The Company considers its short-term and long-term investments to be held-to-maturity, and therefore these investments are carried at amortized cost.

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

In March 2000, the Company acquired all of the outstanding common and preferred stock of EMAX Solution Partners, Inc. (EMAX) and allocated $22,000,000 of the purchase price to trademarks. Subsequently, the value of the trademarks was being amortized to expense over a three-year period. During the first quarter of 2002, the Company discontinued utilizing the EMAX trademarks and, accordingly, determined that the carrying value of the trademarks had been impaired. As a result, the Company recognized a charge to income of $7,155,914, the unamortized balance at March 31, 2002, ($0.24 per share) in the first quarter of 2002. As part of the restructuring plan during the year ended December 31, 2001, an impairment of approximately $6.7 million of long-lived assets was recognized related to the elimination of unprofitable business lines (see Notes 5 and 8).

The Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and other Intangible Assets,” (“SFAS No. 142”) effective January 1, 2002. This statement addresses accounting and reporting for acquired goodwill and intangible assets. In accordance with the transitional provisions of

SCIQUEST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS No. 142, the Company determined that the carrying value of goodwill and related assets exceeded their fair value. As a result, the Company recognized a charge to income of $38,257,357 ($1.30 per share), as the cumulative effect of a change in accounting principle during the first quarter of 2002.

Revenue Recognition

SciQuest generates revenues by charging license, subscription and maintenance fees for the use of its technology. SciQuest also offers professional services related to these solutions, for activities such as project implementation and training. In addition, SciQuest receives revenue from scientific supply manufacturers for converting their paper catalogs into an electronic format, enhancing or enriching the data and distributing the information as directed by the suppliers. Until the third quarter of 2001, the Company earned much of its revenues from the sale of scientific products through its e-commerce web sites. The Company is no longer offering order-processing services and expects no substantial transaction revenues in the future.

Revenues from the sale of software licenses and custom development and implementation services under fixed-fee contracts are recognized using the percentage-of-completion method over the term of the development and implementation services. Revenues from the sale of standardized versions of software are recognized upon customer acceptance in accordance with Statement of Position 97-2, “Software Revenue Recognition.” Revenues from implementation services are recognized concurrently with the effort and costs incurred by the Company, at billable rates specified in the terms of the contract. Losses expected to be incurred on custom development and implementation services contracts in process, for which the fee is fixed, are charged to income in the period in which the estimated losses are initially identified. The Company sells maintenance contracts to provide updates and standard enhancements to its software products. Maintenance fee revenue is recognized ratably over the term of the arrangements, generally one year. In addition, we sell subscriptions to our hosted e-procurement solutions. The implementation services and the total subscription fees are recognized ratably over the term of the agreement.

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

Since the Company acted as an agent for the customer and not as the primary obligor in the transaction for orders on or after May 1, 2001, the Company no longer recorded sales of scientific products and scientific equipment in e-commerce transactions on a gross basis. For each sale, the Company recognized revenue in the amount of the net commission that it earned for processing the transaction and/or payment for services. As a result of this change, much lower revenues from e-commerce transactions were recorded;

SCIQUEST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

however, the calculation of gross profit dollars from e-commerce transactions remained the same, although the gross margin as a percentage of related net revenue increases. As a result, the e-commerce revenues of $442,919 and $16,250,886 for the three and nine months ended September 30, 2001, respectively, relate to the total value of transactions processed of $4.8 million and $25.1 million, respectively. During the second half of 2001, the Company phased out order processing services provided to customers, thereby eliminating e-commerce transaction volume during 2002.

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

Cost of e-commerce revenues represents the purchase price to the Company of the scientific products sold through its e-commerce web sites and of scientific equipment, shipping and handling fees and the cost of maintaining such web sites. Prior to May 1, 2001, the Company generally took legal title to the scientific products and equipment purchased at the date of shipment and relinquished title to its customers upon delivery. Effective May 1, 2001, the Company discontinued taking legal title to these products and recorded revenue on a net basis for the remainder of 2001. There have been no e-commerce transactions in 2002.

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

SCIQUEST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During the three months ended September 30, 2002, two customers comprised 23% and 20%, respectively, of the Company’s revenue. Although substantially all of the Company’s revenues are from sales transactions originating in the United States, generating revenue from large sales and installations of software increases short-term concentrations of credit risk with respect to accounts receivable. This credit risk is typically limited due to the contractual structure and short-term nature of each engagement and because most customers are located in the United States. At September 30, 2002, one customer comprised 10% of the gross accounts receivable balance.

Prior to June 30, 2002, we had a receivable from a customer that was within the final months of a multi-year equipment financing arrangement that began during 2000. We maintained a security interest through UCC filings in the underlying equipment. During the second quarter of 2002, the customer failed to make payments in a timely manner, and accordingly, the Company initiated legal action. During the third quarter of 2002, a settlement was reached, whereby we received cash of $987,500 and the return of substantially all of the underlying collateral, which is believed to be sufficient to satisfy the remaining net receivable balance of $380,000. The net value of this receivable was reclassified from accounts receivable to inventory and is presented in the prepaid and other current assets classification of the Consolidated Balance Sheet as of September 30, 2002.

SCIQUEST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income (Loss)

Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” (“SFAS No. 130”). Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. The Company’s only item of other comprehensive income during the three and six months ended September 30, 2002 and 2001 was foreign currency translation.

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

Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants. The calculation of the net loss per share available to common stockholders for the three and nine months ended September 30, 2002 and 2001 does not include any potential shares of common stock equivalents, as their impact would be anti-dilutive.

In September 2001, the Board of Directors authorized a stock repurchase program. The program authorizes the Company to purchase up to $5 million of common stock over the next twelve months from time to time in the open market or in privately negotiated transactions depending on market conditions. On August 28, 2002, the Company’s Board of Directors extended its prior authorization for an additional twelve months. As of September 30, 2002, the Company had purchased and placed in treasury 577,400 shares of its common stock at a cost of $556,573.

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

SCIQUEST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

acquisitions dated on or after July 1, 2001. The Company’s adoption of SFAS No. 141 did not have a material impact on the consolidated financial position or results of operations.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”). SFAS No. 142 supersedes APB Opinion No. 17, “Intangible Assets” and primarily addresses accounting for goodwill and other intangible assets subsequent to their acquisition. The major provisions include: (1) the ceasing of amortization of goodwill and indefinite lived intangible assets, (2) the testing for impairment of goodwill and indefinite lived intangible assets at least annually, and (3) the removal of the restriction that the maximum amortization period of intangible assets with finite lives be limited to 40 years. The provisions of SFAS No. 142 were effective beginning January 1, 2002 (with the exception that any goodwill or intangible assets acquired after June 30, 2001 were subjected immediately to the statement’s provisions). The Company has recorded an impairment of $38,257,357 in the first quarter of 2002 related to the initial application of this standard (see Note 8).

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

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (“SFAS No. 146”). SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” (“EITF No. 94-3”). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This is in contrast to EITF 94-3 which required recognition of a liability upon an entity’s commitment to an exit plan. SFAS No. 146 concludes that a commitment, by itself, does not create a present obligation meeting the definition of a liability. This statement establishes fair value as the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have any impact on the Company’s financial statements or results of operations.

SCIQUEST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Purchase Plan

During 2000, the Board of Directors reserved 1,100,000 shares of the Company’s common stock for issuance under the Employee Stock Purchase Plan (“ESPP”). The ESPP has two 24-month offering periods (each an “Offering Period”) annually, beginning May 1 and November 1, respectively. The first Offering Period under the ESPP ended on November 1, 2000. Eligible employees can elect to make deductions from 1% to 20% of their compensation during each payroll period of an Offering Period. Special limitations apply to eligible employees who own 5% or more of the outstanding common stock of the Company. None of the contributions made by eligible employees to purchase the Company’s common stock under the ESPP are tax deductible to the employees. On April 30 and October 31 (the “Purchase Date”) of each year, the total payroll deductions by an eligible employee for that six-month period will be used to purchase common stock of the Company at a price equal to 85% of the lesser of (a) the reported closing price of the Company’s common stock on the enrollment date of the Offering Period, or (b) the reported closing price of the common stock on the Purchase Date.

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

The merger agreement includes incentive payments upon achievement of cumulative revenue targets during the first year. Cash of $180,000 and 269,215 shares of common stock related to the incentive payments have been placed in escrow. The cash is included in the Company’s restricted cash disclosures. These contingently issuable shares will not be considered outstanding common shares or included in the computation of basic earnings per share until all necessary conditions for their issuance have been met. Due to the antidilutive effect, these shares will not be included in the computation of dilutive earnings per share.

Groton NeoChem

On March 18, 2002, the Company purchased substantially all of the assets of Groton NeoChem for cash payments in the amount of $423,000 (including $123,000 for acquisition-related expenses) and the assumption of $26,000 in net liabilities. This acquisition was accounted for using the purchase method of

SCIQUEST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accounting under SFAS No. 141. The results of Groton NeoChem’s operations have been included in the consolidated financial statements since the date of acquisition.

The entire purchase price, approximately $449,000, was allocated to developed software costs, which are being amortized over the estimated useful life of the software, which is three years.

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

HigherMarkets, Inc

On June 25, 2002, the Company purchased all of the outstanding stock of HigherMarkets, Inc. in exchange for the issuance of 652,174 shares of the Company’s common stock with a value of approximately $480,000 based on the average market price over the five-day period beginning two days before and ending two days after the acquisition date, cash payments of acquisition-related expenses of $42,000 and the assumption of $147,000 in net liabilities of HigherMarkets. This acquisition was accounted for using the purchase method of accounting under SFAS No. 141. The results of HigherMarkets’ operations have been included in the consolidated financial statements since the date of acquisition.

Of the total purchase price, $50,000 was allocated to fixed assets, $203,000 to the developed software costs and $293,000 to customer agreements. These assets are being amortized over a period of two to four years. In addition, approximately $95,000 of the total purchase price was allocated to cash and investments leaving $28,000 allocated to various current assets.

The purchase of HigherMarkets expands SciQuest’s software product offerings into the higher education marketplace via the HigherMarkets hosted procurement solutions designed to meet the unique needs of this industry. HigherMarkets’ products are used by researchers and procurement departments of universities, colleges, research institutions and other post-secondary education entities.

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

The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the three month and nine month periods ended September 30, 2002 and 2001 as if the acquisition of HigherMarkets, Inc. had occurred at the beginning of each period presented, and after giving effect to certain purchase accounting adjustments. These pro forma results are not necessarily indicative of what the Company’s operating results would have been had the acquisition actually taken place at the beginning of each period presented and may not be indicative of future operating results.

SCIQUEST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenue	$1,663,983	$2,219,804	$5,549,671	$20,917,274
Operating expenses (including $18,285, $18,285, $54,855 and $54,855, respectively, of amortization of purchased intangibles)	$5,663,191	$18,110,133	$18,425,977	$77,381,617
Operating loss	$(5,935,660)	$(17,419,773)	$(25,701,298)	$(75,471,297)
Net loss	$(5,735,875)	$(16,882,139)	$(63,347,899)	$(72,756,993)
Net loss per common share, basic and diluted	$(0.19)	$(0.57)	$(2.13)	$(2.46)

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

	Three Months Ended September 30, 2001
	E-Commerce	License fees and other professional services	Consolidated
Total assets	$59,298,884	$70,521,946	$129,820,830

Revenues—external customers	$443,313	$1,776,491	$2,219,804
Operating loss	$(5,035,218)	$(11,121,976)	$(16,157,194)
Interest income, net			512,973

Loss before income taxes			$(15,644,221)

	Nine Months Ended September 30, 2001
	E-Commerce	License fees and other professional services	Consolidated
Total assets	$59,298,884	$70,521,946	$129,820,830

Revenues—external customers	$16,193,219	$4,724,055	$20,917,274
Operating loss	$(34,428,578)	$(35,544,250)	$(69,972,828)
Interest income, net			2,471,778

Loss before income taxes			$(67,501,050)

SCIQUEST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Restructuring

In November 2000, the Company announced a restructuring of its e-commerce business. The restructuring included the elimination of certain unprofitable business lines and a resultant reduction in its workforce of approximately 10 percent of the employees located in the United States. The total restructuring charge was $2.2 million and included a write-off of approximately $0.8 million of assets relating to the unprofitable business lines to be eliminated. The majority of the write down of net assets related to Internet Auctioneers International, Inc. and BioSupplyNet, Inc. and consisted of impairment of intangibles. The restructuring liability was fully utilized during the year ended December 31, 2001.

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

Per SEC Staff Accounting Bulletin 100 and Emerging Issues Task Force Issue No. 94-3, the following table summarizes information about the Company’s restructuring plan of June 2001:

	Restructuring Plans	Impairment Expenses and Charges to Liability	Remaining Liability at September 30, 2002
Number of employees	108	108	—

Involuntary termination benefits	$1,630,293	$1,630,293	$—
Lease obligations and other costs	2,346,239	1,612,127	734,112
Write-down of net assets of eliminated business lines	6,673,468	6,673,468	—

Total	$10,650,000	$9,915,888	$734,112

6.    Strategic Relationships

In October, November, and December 1999, the Company entered into strategic relationships with a number of key suppliers and buyers of scientific products. As a part of these arrangements, the Company issued to these companies 4,101,680 warrants to purchase the Company’s common stock at an exercise price of $0.01 per share of which 109,584 warrants were issued and outstanding at September 30, 2002. During the second and third quarters of 2002, warrants representing 2,014,254 and 1,351,862 shares, respectively, of common stock were cancelled. These cancellations will not have any effect on net stockholders’ equity. Future amortization costs will be reduced by an undetermined amount. At September 30, 2002 and December 31, 2001, the Company had deferred customer acquisition costs of $3,275,524 and $7,733,082, respectively, with accumulated amortization of $3,265,124 and $3,634,176, respectively, related to these warrants. The amount of deferred customer acquisition costs will be adjusted in future reporting periods based on changes in the fair value of the warrants until such date as the warrants are fully vested and non-forfeitable. Deferred customer acquisition costs will be amortized to operating expense over the term of the related contractual relationship, which in the case of the buyer agreements is three years and in the case of the supplier agreements is four or five years, using a cumulative catch-up method. The Company recognized $31,901, and $430,797 in stock-based non-cash customer acquisition expense during the three months and nine months ended September 30, 2001, respectively, related to the amortization of deferred customer acquisition costs. These amounts include approximately $0 and $200,000 of amortization of prepaid customer acquisition fees for the three and nine months ended September 30, 2001, respectively.

SCIQUEST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recognized $33,214 and $(369,052) in stock-based non-cash customer acquisition expense (benefit) during the three months and nine months ended September 30, 2002, respectively, related to the amortization of deferred customer acquisition costs. These amounts do not include any amortization of prepaid customer acquisition fees for the three and nine months ended September 30, 2002, respectively.

In addition, in 1999, the Company agreed to issue to certain major enterprise buyers additional incentive warrants, the number of which was to be based on each purchaser’s volume of purchases through the Company’s market place during the years 2000, 2001 and 2002. These incentive warrants were to be issued annually on February 15 through 2003, at an exercise price of $16 per share, and were to be exercisable upon issuance. As the Company discontinued the order processing services in May 2001, there have been no additional warrants earned subsequent to such date.

Based on purchasing volume during the year ended December 31, 2000, incentive warrants to purchase approximately 58,000 shares of common stock were issued on February 15, 2001, resulting in a non-cash charge to revenue and the recognition of additional paid-in capital of approximately $52,000 representing the estimated fair value of the warrants determined by using the Black-Scholes valuation model at the issuance date. Until such date as they are non-forfeitable, the value of these incentive warrants will be adjusted to their estimated fair value at each balance sheet date with the adjustment being charged to operating expense. For the three and nine months ended September 30, 2002 and 2001, this adjustment resulted in a benefit of approximately $0, $(9,000), $(5,000) and $(41,000), respectively. No incentive warrants were granted related to purchases during 2001, and none will be granted related to 2002 purchases due to the change in the Company’s business model.

7.    Legal Proceedings

On September 10, 2001 SciQuest was named as a defendant in a purported class action lawsuit filed in the United States District Court, Southern District of New York. The lawsuit is captioned Patricia Figuerido and Robert Wallace v. Sciquest.com, Inc., et al. No. 01 CV 8467. The case has been consolidated for pretrial purposes with over 1000 other lawsuits filed against other issuers, their officers, and underwriters of their initial public offerings under the caption In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS). The case includes claims against SciQuest, three of its officers, and seven investment banking firms who either served as underwriters, or are the successors in interest to underwriters, of the Company’s initial public offering. The complaint alleges that the prospectus used in the Company’s initial public offering contained material misstatements or omissions regarding the underwriters’ activities in connection with the initial public offering. The Company intends to vigorously defend the action. All defendants have filed motions to dismiss and are awaiting the court’s decision. Discovery is stayed pending the resolution of the motions to dismiss. Additionally, plaintiffs and the individual defendants have entered into a stipulation dated October 9, 2002 pursuant to which the individual defendants are expected to be dismissed from the action without prejudice. The stipulation is subject to court approval.

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

SCIQUEST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

It is too early in each matter to reasonably predict the probability of the outcome or to estimate a range of possible losses. Future losses may have a materially adverse effect on the Company’s consolidated financial position, liquidity or consolidated results of operations.

8.    Goodwill and Other Intangible Assets

The Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and other Intangible Assets,” (“SFAS No. 142”) effective January 1, 2002. This statement addresses accounting and reporting for acquired goodwill and intangible assets. In accordance with the transitional provisions of SFAS No. 142, the Company determined that the carrying value of goodwill and related assets exceeded their fair value. As a result, the Company recognized a charge to income of $38,257,357 ($1.30 per share), as the cumulative effect of a change in accounting principle during the first quarter of 2002. As of the end of each period presented, all of the Company’s intangible assets had definitive lives and were being amortized accordingly.

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

In March 2000, the Company acquired all of the outstanding common and preferred stock of EMAX Solution Partners, Inc. (EMAX) and allocated $22,000,000 of the purchase price to trademarks. Subsequently, the value of the trademarks was being amortized to expense over a three-year period. During the first quarter of 2002, the Company discontinued utilizing the EMAX trademarks and, accordingly, determined that the carrying value of the trademarks had been impaired. As a result, the Company recognized a charge to income of $7,155,914, the unamortized balance at March 31, 2002, ($0.24 per share) in the first quarter of 2002.

Other intangible assets are comprised of the following:

	September 30, 2002		December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-compete agreements	$106,000	$(30,916)	$—	$—
Customer contracts	292,553	(18,285)	—	—
Trademarks	—	—	22,000,000	(13,010,753)

Total	$398,553	$(49,201)	$22,000,000	$(13,010,753)

	Aggregate Expense for the Three Months Ended		Aggregate Expense for the Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
Non-compete agreements	$13,250	$—	$30,916	$—
Customer contracts	18,285	—	18,285	—
Trademarks	—	1,833,334	1,833,333	5,500,000

Total	$31,535	$1,833,334	$1,882,534	$5,500,000

SCIQUEST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Estimated Amortization Expense:
For the year ended 12/31/03	$126,000
For the year ended 12/31/04	$ 82,000
For the year ended 12/31/05	$ 73,000
For the year ended 12/31/06	$ 37,000
For the year ended 12/31/07	$ —

Following is a schedule of the goodwill account activity by segment for each period presented:

	Three Months Ended September 30, 2002		Nine Months Ended September 30, 2002
	License fees And other Professional services	Total	License fees And other Professional services	Total
Balance, beginning of period	$—	$—	$38,257,357	$38,257,357
Amortization	—	—	—	—
Impairment losses	—	—	(38,257,357)	(38,257,357)

Total	$—	$—	$—	$—

	Three Months Ended September 30, 2001
	E-Commerce	License fees And other Professional services	Total
Balance, beginning of period	$—	$53,814,818	$53,814,818
Amortization	—	(7,907,696)	(7,907,696)
Impairment losses	—	—	—

Total	$—	$45,907,122	$45,907,122

	Nine Months Ended September 30, 2001
	E-Commerce	License fees And other Professional services	Total
Balance, beginning of period	$2,750,525	$69,894,300	$72,644,825
Amortization	(660,126)	(23,987,178)	(24,647,304)
Impairment losses	(2,090,399)	—	(2,090,399)

Total	$—	$45,907,122	$45,907,122

SCIQUEST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following is a reconciliation of the reported net loss to the adjusted net loss reflecting the impact of the adoption of SFAS No. 142 on all periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001

Reported net loss
Reported net loss	$(5,717,590)	$(15,644,221)	$(61,979,596)	$(67,501,050)
Add back: Cumulative effect of accounting change for impairment of goodwill	—	—	38,257,357	—

Reported net loss before cumulative effect of accounting change	(5,717,590)	(15,644,221)	(23,722,239)	(67,501,050)
Add back: Goodwill amortization	—	7,907,696	—	24,647,304

Adjusted net loss	$(5,717,590)	$(7,736,525)	$(23,722,239)	$(42,853,746)

Loss per share-basic and diluted
Reported net loss	$(0.19)	$(0.54)	$(2.11)	$(2.33)
Add back: Cumulative effect of accounting change for impairment of goodwill	—	—	1.30	—

Reported net loss before cumulative effect of accounting change	(0.19)	(0.54)	(0.81)	(2.33)
Add back: Goodwill amortization	—	0.27	—	0.85

Adjusted net loss	$(0.19)	$(0.27)	$(0.81)	$(1.48)

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

Some of the statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report contain forward-looking information. You can identify these statements by forward-looking words such as “expect,” “anticipate,” “believe,” “goal,” “plan,” “intend,” “estimate,” “predict,” “project,” “potential,” “continue,” “may,” “will,” and “should” or similar words. They include statements concerning:

•	future growth and spending trends in the pharmaceutical and biotechnology industries;

•	expansion of our product and service offerings;

•	future sources of revenues and anticipated revenue growth;

•	future development expenses;

•	future sales and marketing expenses;

•	future general and administrative expenses;

•	future stock-based customer acquisition costs;

•	future operating expenses;

•	future interest income;

•	future cash flows;

•	future operating losses;

•	the effect of changes in our accounting policies;

•	future licensing of software from third parties;

•	the length of our sales cycle;

•	our international expansion;

•	the effects of our restructuring program;

•	future sales of stock by our executive officers; and

•	the adequacy of our existing liquidity and capital resources.

You should be aware that these statements are subject to known and unknown risks, uncertainties and other factors, including those discussed in the section entitled “Factors That May Affect Future Results,” that could cause the actual results to differ materially from those suggested by the forward-looking statements.

Overview

SciQuest provides technology, services and domain expertise to optimize procurement and materials management for the life sciences, industrial research and higher education markets. SciQuest solutions enable research-intensive organizations to reduce costs, improve quality and speed the process of innovation by helping them find and acquire resources and manage the lifecycle of critical assets.

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

Sources of Revenue

SciQuest generates revenues by charging license, subscription and maintenance fees for the use of its technology. SciQuest also offers professional services related to these solutions, for activities such as project implementation and training. In addition, SciQuest receives revenue from scientific supply manufacturers for converting their paper catalogs into an electronic format, enhancing or enriching the data and distributing the information as directed by the suppliers.

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

We realize revenue from the sale of licenses to our software products, the implementation and customization of our software products and the sale of maintenance and support contracts. We recognize revenues from the sale of licenses to our software products and implementation and customization of these software products on a percentage-of-completion basis over the period of the customization and implementation services, which generally ranges from three to nine months. We recognize revenues from the sale of maintenance and support contracts ratably over the period of the maintenance and support agreements, which is typically twelve months. Revenues from the sale of standardized versions of software are recognized upon customer acceptance in accordance with Statement of Position 97-2, “Software Revenue Recognition.” In addition, we sell subscriptions to our hosted e-procurement solutions. The implementation services and the total subscription fees are recognized ratably over the term of the agreement.

Recent Acquisitions

Textco, Inc.    On February 19, 2002, we purchased all of the outstanding stock of Textco, Inc. in exchange for the issuance of 218,737 shares of our common stock with a value of approximately $329,000 based on the average market price over the period covering 2-days before and after the acquisition date, cash payments in the amount of $393,000 (including $118,000 for acquisition-related expenses) and the assumption of $37,000 in net liabilities of Textco. This acquisition was accounted for using the purchase method of accounting. The results of Textco’s operations have been included in the consolidated financial statements since the date of acquisition.

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

Groton Neochem.    On March 18, 2002, we purchased substantially all of the assets of Groton NeoChem for cash payments in the amount of $423,000 (including $123,000 for acquisition-related expenses) and the assumption of $26,000 in net liabilities. This acquisition was accounted for using the purchase method of accounting. The results of Groton NeoChem’s operations have been included in the consolidated financial statements since the date of acquisition.

The entire purchase price, approximately $449,000, was allocated to developed software costs, which are being amortized over the estimated useful life of the software, which is three years.

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

HigherMarkets, Inc.    On June 25, 2002, we purchased all of the outstanding stock of HigherMarkets, Inc. in exchange for the issuance of 652,174 shares of our common stock with a value of approximately $480,000 based on the average market price over the five-day period beginning two days before and ending two days after the acquisition date, cash payments of acquisition-related expenses of $42,000 and the assumption of $147,000 in net liabilities of HigherMarkets. This acquisition was accounted for using the purchase method of accounting. The results of HigherMarket’s operations have been included in the consolidated financial statements since the date of acquisition.

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

Restructuring

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

During the second half of 2001, we finalized the process of discontinuing our order-processing services to our customers. Thus the level of e-commerce transactions was reduced and eventually eliminated during the last half of 2001.

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

Licenses fees and other professional services revenue.    We sell software licenses and provide professional services to implement and configure the software to meet customer needs. We record the revenue from the sale of software licenses and custom development and implementation services under fixed-fee contracts using the percentage-of-completion method over the term of the development and implementation services. Therefore, the amount of revenue recognized is sensitive to the estimates to complete the remaining services. These estimates are reviewed and revised monthly. Estimates are based on project managers’ detailed implementation plans predicated on significant historical experience. If increases in projected costs to complete are sufficient to create an overall loss on an in-process contract, the entire estimated loss is charged against income in the period the estimated loss is initially identified. Revenue from the sale of standardized versions of our software is recorded upon customer acceptance. We also sell maintenance contracts, which are recognized over the term of the arrangement. In addition, we sell subscriptions to our hosted e-procurement solutions. The implementation services and the total subscription fees are recognized ratably over the term of the agreement.

Development costs.    Development costs include expenses to develop, enhance, manage, monitor and operate our web sites and costs of managing and integrating data on our web sites and developing hosted software to be licensed. We capitalize internal use software development costs and amortize them over the estimated life of the related application, which generally ranges from three months to two years. The amount being capitalized and the amount amortized is dependent upon our ability to track and capture all application development costs associated with these multiple projects and our ability to estimate accurately their useful lives, respectively.

Capitalized software costs.    Software development costs related to software products sold to customers are required to be capitalized beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. These capitalized costs are then amortized over the estimated useful life of the related application, which is generally a period of two to four years. The amount being capitalized and the amount amortized is dependent upon our ability to track and capture all application development costs associated with these multiple projects and our ability to estimate accurately their useful lives, respectively.

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

Allowance for doubtful accounts.    We bear all risk of loss on credit sales of products in e-commerce transactions as well as sales of licenses and professional services. The allowance for doubtful accounts at September 30, 2002 represents approximately 16% of total gross accounts receivable. Management’s estimate is developed from analysis of each individual customer account. Based on current economic conditions and historical experience, we believe that the allowance is adequate. However, if general economic conditions worsen, it could negatively impact the ability of customers to pay their obligations to us.

Prior to June 30, 2002, we had a receivable from a customer that was within the final months of a multi-year equipment financing arrangement that began during 2000. We maintained a security interest through UCC filings in the underlying equipment. During the second quarter of 2002, the customer failed to make payments in a timely manner, and accordingly, we initiated legal action. During the third quarter of 2002, a settlement was reached, whereby we received cash of $987,500 and the return of substantially all of the underlying collateral, which is believed to be sufficient to satisfy the remaining net receivable balance of $380,000. The net value of this receivable was reclassified from accounts receivable to inventory and is presented in the prepaid and other current assets classification of the Consolidated Balance Sheet for September 30, 2002.

Goodwill and intangible asset valuation.    We have historically evaluated the recoverability of goodwill and other intangible assets recorded on our balance sheet based on the estimated future undiscounted cash flows attributable to the assets or asset groups to which such goodwill and intangible assets relate. We writedown the carrying value of goodwill and or any intangible asset when the carrying value exceeds the anticipated undiscounted cash flows. We base the estimated future cash flows on actual operating budgets and other assumptions that management deems reasonable. However, because we transitioned our revenue model from e-commerce transactions to a software and related services model in 2001, there is limited history with which to base future estimated cash flows. If future operations are below our current expectations, we may need to revise these cash flow estimates downward, which may then require a writedown. Any resulting writedown may be material to our financial position and results of operations.

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

We adopted Statement of Financial Accounting Standards No. 142, “Goodwill and other Intangible Assets,” (“SFAS No. 142”) effective January 1, 2002. This statement addresses accounting and reporting for acquired goodwill and intangible assets. In accordance with the transitional provisions of SFAS No. 142, we determined that the carrying value of goodwill and related assets exceeded their fair value. As a result, we recognized a charge to income of $38,257,357 ($1.30 per share), as the cumulative effect of a change in accounting principle during the first quarter of 2002. As of the end of each period presented, all of our intangible assets had definitive lives and were being amortized accordingly.

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

Gross versus net e-commerce revenues presentation.    As noted above, prior to May 1, 2001, we took legal title to the products that we purchased from our suppliers and that in turn, were sold to customers in e-commerce transactions. Because we were the primary obligor in these transactions, we recorded the revenue on a gross basis, whereby we recorded the price at which we sold the products to the customer as gross revenue and the amount we paid the supplier was recorded as cost of sales. Subsequent to May 1, 2001, when we stopped taking legal title to the product, we were no longer the primary obligor. Instead, we acted as an agent on behalf of the customer, and title passed directly from the supplier to the customer. Therefore, we no longer recorded the transaction revenue on a gross basis. For each sale, we recognized revenue in the amount of the net commission that we earned for processing the transaction. In addition, during 2001, we completed the transition away from the e-commerce transaction processing business model. As a result of the above, we have recognized no revenues from e-commerce transactions in 2002.

Internal Controls

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, our Chief Executive Officer and Chief Financial Officer have reviewed our company’s disclosure controls and procedures as of a date within 90 days prior to this quarterly report (the “Evaluation Date”). These officers believe that such disclosure controls and procedures as of the Evaluation Date were adequate to ensure that material information relating to our company, including its consolidated subsidiaries, is made known to management by others within the company and its consolidated subsidiaries. To these officers’ knowledge, there were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date.

Three Months Ended September 30, 2002 and 2001

Revenues

Revenues for the three months ended September 30, 2002 and 2001 have been derived primarily from the sale of licenses of our software products, the implementation and customization of our software products and from the sale of scientific products in e-commerce transactions.

During the three months ended September 30, 2002 and 2001, we recognized $1.7 million and $1.8 million, respectively, of revenue from fees from licenses and other professional services.

E-commerce transaction revenues were $443,000 for the three months ended September 30, 2001. As we previously discussed, effective May 1, 2001, we discontinued taking legal title to products we purchased from our suppliers and, in turn, sold to our customers. As a result, for products sold after May 1, 2001, we recorded revenue as the net commission that we earned for processing the transaction. Therefore, revenues for the third quarter of 2001 were composed of sales prior to May 1, 2001, totaling $283,000, which were recorded on a gross basis and $160,000 representing the commissions earned on transactions processed after May 1, 2001. The total value of scientific product transactions processed during the third quarter of 2001 was $4.8 million. There have been no e-commerce transaction revenues in 2002.

During the three months ended September 30, 2002, two customers accounted for 23% and 20%, respectively, of gross revenues. There can be no assurance that these customers will continue to purchase at these levels.

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

Cost of revenues for license fees and other professional services for the three months ended September 30, 2002 and 2001 was $1.9 million and $1.3 million, respectively, of which $1.3 million and $0.7 million, respectively, related to the amortization of capitalized software development costs.

Cost of e-commerce revenues was $273,000 for the three months ended September 30, 2001. We discontinued our order-processing services during the second half of 2001, and therefore there are no costs of e-commerce revenues in 2002.

Gross Profit

Gross profit decreased to $(0.3) million for the three months ended September 30, 2002 from $0.7 million for the three months ended September 30, 2001.

Gross profit from licenses and professional fees was $(0.3) million and $0.5 million for the three months ended September 30, 2002 and 2001, respectively. The reduction in gross profit resulted primarily from an increase in amortization of acquired and capitalized software development costs to $1.3 million from $0.7 million due to technology added from recent acquisitions and our ESM software.

Gross profit on the sale of scientific products was $170,000 for the three months ended September 30, 2001, which represented approximately a 38.4% gross profit percentage. The gross profit percentage on all products sold would have been 3.8% for the three months ended September 30, 2001, had we continued taking legal title to products sold. There were no sales of scientific products in 2002.

Operating Expenses

Development Expenses.    Development expenses consist primarily of personnel and related costs to develop, operate and maintain our software, aggregate data and the amortization of capitalized development costs. Development costs increased slightly to $2.3 million for the three months ended September 30, 2002 from $2.2 million for the three months ended September 30, 2001. This increase resulted from the development expenses related to recent acquisitions. During the three months ended September 30, 2002 and 2001, we capitalized approximately $0.5 million and $0.9 million, respectively, of certain costs related to software and web site development projects. We expect our development expenses for the remainder of 2002 to be similar to the levels of the third quarter of 2002.

Included in development cost is the amortization of non-cash stock-based employee compensation expense, which totaled $0.1 million and $0.1 million for the three months ended September 30, 2002 and 2001, respectively. This is primarily due to stock options that had been issued to employees with exercise prices less than fair value on the date of grant since December 31, 1999. Deferred compensation recorded due to the issuance of such stock options is charged to stock-based employee compensation expense over the vesting term of the options.

Sales and Marketing Expenses.    Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, travel expenses, public relations expenses and marketing materials. Sales and marketing expenses decreased to $1.2 million for the three months ended September 30, 2002 from $1.6 million for the three months ended September 30, 2001. This decrease resulted primarily from reducing the number of sales and marketing personnel to market our products and services and from reducing advertising and promotion expenses for our e-commerce marketplace. Sales and marketing expenses for the three months ended September 30, 2002 and 2001 include approximately $0 and $0.1 million, respectively, of amortization of non-cash stock-based employee compensation. Also included in sales and marketing expenses for the three months ended September 30, 2002 and 2001 is amortization expense of non-cash stock-based customer acquisition costs of $30,000 and $0.1 million, respectively.

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

General and Administrative Expenses.    General and administrative expenses consist primarily of personnel and related costs for our customer care department (during 2001) and general corporate functions, including finance, accounting, legal, human resources, investor relations, facilities, amortization of intangibles and non-cash stock-based employee compensation. General and administrative expenses decreased to $2.1 million for the three months ended September 30, 2002 from $13.1 million for the three months ended September 30, 2001. General and administrative expenses in 2001 included amortization of goodwill and other intangible assets of $9.7 million relating primarily to our March 2000 acquisition of EMAX Solutions. There was no amortization of goodwill or intangible trademark assets during the three months ended September 30, 2002 as a result of the change in accounting for goodwill and the discontinuance of the EMAX trademarks as discussed in Note 8 of the financial statements. General and administrative expenses are also lower because of reduced personnel and related costs in these functional areas. General and administrative expenses also include a charge of approximately $13,000 and $0.2 million relating to non-cash stock-based employee charges in the three months ended September 30, 2002 and 2001, respectively. General and administrative expenses before these non-cash charges decreased by $1.1 million, primarily due to reduced personnel. We expect general and administrative expenses to continue to be lower in 2002 than in 2001, as we realize the savings impact of the previous reductions in personnel.

Other Income (Expense)

Other income (expense) primarily consists of interest income earned on cash deposited in money market accounts and invested in short and long term U.S. Government obligations partially reduced by interest expense incurred on capital lease and debt obligations. Net other income (expense) decreased to $0.2 million for the three months ended September 30, 2002 from $0.5 million for the three months ended September 30, 2001. This decrease was primarily from reduced interest income resulting from our use of cash and investments to fund operations during 2001 and the first nine months of 2002 as well as a reduction in interest rates between the comparative periods. We expect net interest income to continue to be lower in 2002 than in 2001.

Nine Months Ended September 30, 2002 and 2001

Revenues

Revenues for the nine months ended September 30, 2002 and 2001 have been derived primarily from the sale of licenses of our software products, the implementation and customization of our software products and from the sale of scientific products in e-commerce transactions.

During the nine months ended September 30, 2002 and 2001, we recognized $5.5 million and $4.7 million, respectively, of revenue from fees from licenses and other professional services. This amount includes revenue related to advertising sold in the BioSupplyNet Source Book of $410,000 and $650,000, respectively. This advertising revenue is recorded annually when the Source Book is published.

E-commerce transaction revenues were $16.2 million for the nine months ended September 30, 2001. As we previously discussed, effective May 1, 2001, we discontinued taking legal title to products we purchased from our suppliers and, in turn, sold to our customers. As a result, for products sold after May 1, 2001, we recorded revenue as the net commission that we earned for processing the transaction. Therefore, revenues for the nine months ended September 30, 2001 were composed of sales prior to May 1, 2001, totaling $15.9 million, which were recorded on a gross basis and $0.3 million representing the commissions earned on transactions processed after May 1, 2001. The total value of scientific product transactions processed during the nine months ended September 30, 2001 was $25.1 million. There have been no e-commerce transaction revenues in 2002.

During the nine months ended September 30, 2002, two customers accounted for 18% and 12%, respectively, of gross revenues. There can be no assurance that these customers will continue to purchase at these levels.

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

Cost of revenues for license fees and other professional services for the nine months ended September 30, 2002 and 2001 was $5.7 million and $3.6 million, respectively, of which $3.5 million and $1.9 million, respectively, related to the amortization of capitalized software development costs. Also included in the cost of revenues for license fees and other professional services are the costs related to the BioSupplyNet Source Book of $190,000 and $290,000, during the nine months ended September 30, 2002 and 2001, respectively.

Cost of e-commerce revenues was $15.4 million for the nine months ended September 30, 2001. We discontinued our order-processing services during the second half of 2001, and therefore there are no costs of e-commerce revenues in 2002.

Gross Profit

Gross profit decreased to $(0.2) million for the nine months ended September 30, 2002 from $1.9 million for the nine months ended September 30, 2001.

Gross profit from licenses and professional fees was $(0.2) million and $ 1.1 million, for the nine months ended September 30, 2002 and 2001, respectively, of which $(0.4) million and $0.7 million, respectively, related to license fees and $220,000 and $360,000, respectively, were derived from the Source Book. The reduction in gross profit resulted primarily from an increase in amortization of acquired and capitalized software development costs to $3.5 million from $1.9 million due to technology added from recent acquisitions and our ESM software.

Gross profit on the sale of scientific products was $0.8 million for the nine months ended September 30, 2001, which represented approximately a 5.0% gross profit percentage. The gross profit percentage on all products sold would have been 3.3% for the nine months ended September 30, 2001, had we continued to take legal title to products sold. There were no sales of scientific products in 2002.

Operating Expenses

Development Expenses.    Development expenses consist primarily of personnel and related costs to develop, operate and maintain our software, aggregate data and the amortization of capitalized development costs. Development costs decreased to $6.2 million for the nine months ended September 30, 2002 from $9.4 million for the nine months ended September 30, 2001. This decrease resulted from decreased expenses required to develop our e-commerce fulfillment system and list suppliers’ products on our web sites as we transitioned out of the order-processing business model. We reduced our development costs related to our e-commerce business as we focused on selling software and services. During the nine months ended September 30, 2002 and 2001, we capitalized approximately $1.6 million and $5.4 million, respectively, of certain costs related to software and web site development projects. We expect our development expenses to continue to be lower in 2002 as compared to 2001.

Included in development cost is the amortization of non-cash stock-based employee compensation expense, which totaled $0.2 million and $0.4 million for the nine months ended September 30, 2002 and 2001, respectively. This is primarily due to stock options that had been issued to employees with exercise prices less than fair value on the date of grant since December 31, 1999. Deferred compensation recorded due to the issuance of such stock options is charged to stock-based employee compensation expense over the vesting term of the options.

Sales and Marketing Expenses.    Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, travel expenses, public relations expenses and marketing materials. Sales and marketing expenses decreased to $3.2 million for the nine months ended September 30, 2002 from $8.6 million for the nine months ended September 30, 2001. This decrease resulted primarily from reducing the number of sales and marketing personnel to market our products and services, from reducing advertising and promotion expenses for our e-commerce marketplace and from a credit of $0.4 million related to the non-cash stock-based customer acquisition costs described below. Sales and marketing expenses for the nine months ended September 30, 2002 and 2001 include $0.1 million and $0.4 million, respectively, of amortization of non-cash stock-based employee compensation. Also included in sales and marketing expenses for the nine months ended September 30, 2002 and 2001 is amortization (benefit) expense of non-cash stock-based customer acquisition costs of $(0.4) million and $0.4 million, respectively.

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

General and Administrative Expenses.    General and administrative expenses consist primarily of personnel and related costs for our customer care department (during 2001) and general corporate functions, including finance, accounting, legal, human resources, investor relations, facilities, amortization of intangibles and non-cash stock-based employee compensation. General and administrative expenses decreased to $7.8 million for the nine months ended September 30, 2002 from $43.2 million for the nine months ended September 30, 2001. General and administrative expenses in 2001 includes amortization of goodwill and other intangible assets of $30.1 million while 2002 includes $1.8 million of amortization of other intangible assets relating primarily to our March 2000 acquisition of EMAX Solutions. There was no goodwill amortization during 2002 as a result of the change in accounting for goodwill as discussed in Note 8 of the financial statements. As a result of the discontinued use of the EMAX trademarks, only $1.8 million of the related amortization was recorded in 2002 as discussed in Note 8 of the financial statements. General and administrative expenses are also lower because of reduced personnel and related costs in these functional areas. General and administrative expenses also include a charge of approximately $39,000 and $0.7 million relating to non-cash stock-based employee compensation charges in the nine months ended September 30, 2002 and 2001, respectively. General and administrative expenses before these non-cash charges decreased by $6.5 million, primarily due to reduced personnel. We expect general and administrative expenses to continue to be lower in 2002 than in 2001, as we realize the savings impact of the previous reductions in personnel.

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

In March 2000, we acquired all of the outstanding common and preferred stock of EMAX and allocated $22,000,000 of the purchase price to trademarks. Subsequently, we have amortized the value of the trademarks to expense over a three-year period. During the first quarter of 2002, we discontinued utilizing the EMAX trademarks and, accordingly, determined that the carrying value of the trademarks had been impaired. As a result, we recognized a charge to income of $7,155,914, the unamortized balance at March 31, 2002, ($0.25 per share) in the first quarter of 2002 (see Note 8 to the Notes to Consolidated Financial Statements for additional discussion).

Other Income (Expense)

Other income (expense) primarily consists of interest income earned on cash deposited in money market accounts and invested in short and long term U.S. Government obligations partially reduced by interest expense incurred on capital lease and debt obligations. Net other income (expense) decreased to $0.8 million for the nine months ended September 30, 2002 from $2.5 million for the nine months ended September 30, 2001. This decrease was primarily from reduced interest income resulting from our use of cash and investments to fund operations during 2001 and the first nine months of 2002 as well as a reduction in interest rates between the comparative periods. We expect net interest income to continue to be lower in 2002 than in 2001.

Cumulative Effect of Accounting Change

We adopted Statement of Financial Accounting Standards No. 142, “Goodwill and other Intangible Assets,” (“SFAS No. 142”) effective January 1, 2002. This statement addresses accounting and reporting for acquired goodwill and intangible assets. In accordance with the transitional provisions of SFAS No. 142, we determined that the carrying value of goodwill and related assets exceeded their fair value. As a result, we recognized a charge to income of $38,257,357 ($1.30 per share), as the cumulative effect of a change in accounting principle during the first quarter of 2002.

Liquidity and Capital Resources

We have primarily funded our operations through private placements of our preferred stock during 1998 and 1999 and our initial public offering which closed in November 1999. As of September 30, 2002, we had total cash and investments of $35.2 million, which is comprised of cash and cash equivalents of $11.9 million, short-term investments of $12.0 million and long-term investments of $11.3 million.

Cash used in operating activities was $6.2 million and $12.8 million during the nine months ended September 30, 2002 and 2001, respectively. Cash used in operating activities was principally for the development of our software solutions, our sales and marketing efforts, administration and operations for support of our growth, payments to our suppliers for purchases of scientific products (in 2001) and the development of our e-commerce marketplace (in 2001).

Cash provided (used) by investing activities during the nine months ended September 30, 2002 and 2001 was $(5.8) million and $41.8 million, respectively. Cash used in investing activities has primarily been comprised of purchases of investments in US government obligations, commercial paper and corporate bonds, purchases of computer equipment and the capitalization of certain costs associated with the development of our web sites and software products. During the nine months ended September 30, 2002, we paid approximately $0.9 million related to acquisitions. Cash was primarily provided from the maturity of investments.

Cash used by financing activities during the nine months ended September 30, 2002 and 2001 was $1.4 million and $0.9 million, respectively. During the nine months ended September 30, 2002, we repaid loan obligations of $1.1 million and repurchased 273,400 shares of our common stock for $0.3 million.

During the nine months ended September 30, 2002, we incurred an operating loss of $24.5 million. During the two years ended December 31, 2001 we incurred cumulative operating losses of $177.1 million and used $76.6 million of cash in operations. We have reduced our spending to an average of $2.3 million for net cash used in operating activities for the last four quarters following our restructuring. Based on this spending level, adjusted for our anticipated additional capital needs, we believe that our existing cash and investments of $35.2 million at September 30, 2002 will be sufficient to satisfy our cash requirements for more than the next year. However, lower than expected cash flows as a result of lower revenues or increased expenses could require us to raise additional capital in order to maintain our operations. There are significant uncertainties, based on recent economic conditions and our limited operating experience as a software and related services provider, as to whether debt or equity financing will be available if we are required to seek additional funds. Even if we are able to secure funds in the debt or equity markets, we may not be able to do so on terms that are favorable or acceptable to us. Any additional equity financing, if available, could result in substantial dilution to our existing stockholders.

If we are unable to raise additional capital to continue to support our operations, we might be required to scale back, delay or discontinue one or more of our product offerings, which could have a materially adverse affect on our business. Reduction or discontinuation of any one of our business components or product offerings could result in additional charges, which would be reflected in the period of the reduction or discontinuation.

Related Party Transactions

In February 2002, we guaranteed an $80,000 loan for M. Scott Andrews, a member of the Board of Directors and co-founder. We secured the loan with a certificate of deposit in a like amount. The loan bears interest at prime rate and becomes payable in full in February 2004. We have agreed to reimburse Mr. Andrews for interest paid on this loan. In January 2001, we also guaranteed a bank loan for James J.

Scheuer, our Chief Financial Officer, in the amount of $61,750. Mr. Scheuer applied for the loan primarily in order to pay tax liabilities and other expenses incurred in connection with the exercise of stock options during 1999 and 2000. The unsecured loan, which bears interest at prime rate, is due on December 31, 2002. We have agreed to reimburse Mr. Scheuer for interest paid on this loan. Each of these transactions was approved by a majority of our disinterested directors.

The Sarbanes-Oxley Act of 2002 prohibits companies from extending credit or arranging for the extension of credit for any director or executive officer in the form of a personal loan. Credit arrangements that were in place prior to this Act may be maintained, but not renewed. The Company is fully compliant with this Act and will not renew any guarantees after the maturity of the loans referenced above.

As the loans above approach the repayment dates, it is likely that the above Director and Officer will sell individually owned shares of SciQuest, Inc. common stock to repay the guaranteed loans.

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

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”) the major provisions of which include: (1) the ceasing of amortization of goodwill and indefinite lived intangible assets, (2) the testing for impairment of goodwill and indefinite lived intangible assets at least annually, and (3) the removal of the restriction that the maximum amortization period of intangible assets with finite lives be limited to 40 years. The provisions of SFAS No. 142 are effective beginning with our 2002 fiscal year. Any impairment losses from the initial application are to be reported as a cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, “Accounting Changes.” We adopted SFAS No. 142, Goodwill and other Intangible Assets, effective January 1, 2002. In accordance with the transitional provisions of SFAS No. 142, we determined that the carrying value of goodwill and related assets exceeded their fair value. As a result, we recognized a charge to income of $38,257,357 ($1.30 per share), as the cumulative effect of a change in accounting principle during the first quarter of 2002. As of the end of each period presented, all of our intangible assets had definitive lives and were being amortized accordingly.

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

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (“SFAS No. 146”). SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” (“EITF No. 94-3”). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This is in contrast to EITF 94-3 which required recognition of a liability upon an entity’s commitment to an exit plan. SFAS No. 146 concludes that a commitment, by itself, does not create a present obligation meeting the definition of a liability. This statement establishes fair value as the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have any impact on our financial statements or results of operations.

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

Our business model has evolved considerably since our company’s inception. For instance, we launched our public e-commerce marketplace in April 1999. Beginning with our acquisition of EMAX in March 2000, we have increasingly focused our efforts on providing software products and services to enhance research operations for pharmaceutical, biotechnology and other research-based organizations. We discontinued our order processing services in 2001. Accordingly, we have only a limited operating history on which to evaluate our current business model. As a result of our limited operating history and the evolving nature of our business model, we may be unable to accurately forecast our revenues. We incur expenses based predominantly on operating plans and estimates of future revenues. Revenues to be generated from newly developed and evolving activities will be particularly difficult to forecast accurately. Our expenses are to a large extent fixed. We may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfalls. Accordingly, a failure to meet our revenue projections will have an immediate and negative impact on profitability. Finally, we cannot be certain that our evolving business model will be successful, particularly in light of our limited operating history.

We have a history of losses and anticipate incurring losses in the future. We may not achieve profitability.

We incurred a net loss of $62 million for the nine months ended September 30, 2002. To date, we have not realized any profits, and as of September 30, 2002, we had an accumulated deficit of $268 million. We expect to incur substantial operating losses and continued negative cash flow from operations for the foreseeable future. In fact, we expect to continue generating losses through at least 2002. We may not be able to increase revenues sufficiently to achieve profitability.

Our future profitability and cash flows are dependent upon our ability to control expenses.

Our operating plan to achieve profitability is based upon estimates of our future expenses. For instance, we significantly reduced our development expenses, certain sales and marketing expenses and general and administrative expenses since 2001. If our future expenses are greater than anticipated, our ability to achieve profitability when expected may be negatively impacted. In addition, greater than anticipated expenses may negatively impact our cash flows, which could cause us to expend our capital faster than anticipated. While we expect our existing capital to be sufficient for more than the next year, lower than expected cash flows due to increased expenses could require us to raise additional capital in order to maintain our operations. There can be no assurance that we will be able to raise such funds on favorable terms, or at all.

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

Revenues from e-commerce transactions have historically comprised a significant portion of our revenues. The failure to replace these revenues with license fee revenues could have a materially adverse effect on our revenues and earnings.

As we have shifted our business model to providing technology solutions and have discontinued our e-commerce transaction processing services, our revenues have become dependent on sales of software licenses and related revenues. We have recognized no revenues from e-commerce transactions in 2002. We cannot assure you that we will be successful in growing software license revenue. If we are not able to replace revenues from e-commerce transactions with software license revenues, our revenues and earnings will be materially and adversely affected.

We are investing significantly in developing and acquiring new product and service offerings with no guarantee of success.

Expanding our product and service offerings is an important component of our business strategy. As such, we are expending a significant amount of our resources in these development and acquisition efforts. For instance, in 2001, we introduced products such as SelectSite SRA™ (Source and Requisition Application), and SelectSite APA™ (Advanced Procurement Application) and have acquired additional products through our Textco, Groton NeoChem and HigherMarkets acquisitions. Any new offerings that are not favorably received by prospective customers could damage our reputation or brand name. Expansion of our services will require us to devote a significant amount of time and money and may strain our management, financial and operating resources. We cannot assure you that our development efforts will result in commercially viable products or services. In addition, we may bear development and acquisition costs in current periods that do not generate revenues until future periods, if at all. To the extent that we incur expenses that do not result in increased current or future revenues, our earnings may be materially and adversely affected.

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

We expect that for the foreseeable future we will generate a significant portion of our revenues from a limited number of large customers. During the three months ended September 30, 2002, two customers accounted for 23% and 20%, respectively, of our total revenues. In addition, large individual transactions with these customers may represent an increasing percentage of our revenues. These large transactions are often non-recurring, making it difficult to predict future transactions. The failure of one or more large transactions to occur in any given period may materially and adversely affect our revenues for that period. If we lose any of our large customers or if we are unable to add new large customers, our revenues will not increase as expected. In addition, our reputation and brand name would be harmed.

This customer concentration may also increase our accounts receivable credit risk from time to time. The failure by any larger customer to make payments when due would negatively impact our cash flows. Prior to June 30, 2002, we had a receivable from a customer that was within the final months of a multi-year equipment financing arrangement that began during 2000. We maintained a security interest through UCC filings in the underlying equipment. During the second quarter of 2002, the customer failed to make payments in a timely manner, and accordingly, we initiated legal action. During the third quarter of 2002, a settlement was reached, whereby we received cash of $987,500 and the return of substantially all of the underlying collateral, which is believed to be sufficient to satisfy the remaining net receivable balance of $380,000. The net value of this receivable was reclassified from accounts receivable to inventory and is presented in the prepaid and other current assets classification of the Consolidated Balance Sheet for September 30, 2002. If it is subsequently determined that the returned equipment has a lower resale value than currently estimated, additional charges against operating results may be required.

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

A key component of all services is the efficiencies created for suppliers and buyers through our products and services. In order to create these efficiencies, it will often be necessary that our systems integrate with customers’ internal systems, such as inventory, customer service, technical service, high through-put screening and robotic systems and financial systems. In addition, there is little uniformity in the systems used by our customers. If these systems are not successfully integrated, relationships with our customers will be adversely affected, which could have a materially adverse effect on our financial condition and results of operations.

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

We cannot be certain of our success in accomplishing the foregoing. If we are unable, for technical, legal, financial or other reasons, to adapt to changing market conditions or buyer requirements, our market share could be materially and adversely affected.

The market for technology solutions is highly competitive, which makes achieving market share and profitability more difficult.

The market for technology solutions in the pharmaceutical, biotechnology, industrial research and higher education markets is new, rapidly evolving and intensely competitive. Competition is likely to intensify as this market matures.

As competitive conditions intensify, competitors may:

•	devote greater resources to marketing and promotional campaigns;

•	devote substantially more resources to product development;

•	secure exclusive arrangements with customers that impede our sales; and

•	enter into strategic or commercial relationships with larger, more established and well-financed companies.

In addition, new technologies and the expansion of existing technologies may increase competitive pressures. As a result of increased competition, we may experience reduced operating margins, as well as loss of market share and brand recognition. We may not be able to compete successfully against current and future competitors. These competitive pressures could have a materially adverse effect on our revenue growth and earnings.

Our future revenue growth may be adversely affected by a significant reduction in spending in the pharmaceutical and biotechnology industries.

We derive a significant portion of our revenue from the pharmaceutical and biotechnology industries, primarily through fees for our software products and services. We expect our future growth to depend indirectly on spending levels in this industry. In addition, many companies have reduced spending on information technology products in response to current economic conditions. Any significant reduction in spending in the pharmaceutical or biotechnology industries may have a materially adverse effect on our revenues.

Our computer and telecommunications systems are in a single location, which makes them more vulnerable to damage or interruption.

Substantially all of our computer and telecommunications systems are located in the same geographic area. These systems are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins and similar events. While we have business interruption insurance, this coverage may not adequately compensate us for lost business. Although we have implemented network security measures, our systems, like all systems, are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. These disruptions could lead to interruptions, delays and loss of data with respect to our hosted products. Any of these occurrences could have a materially adverse effect on our revenues.

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

While we believe that our products, trademarks and other proprietary rights do not infringe upon the proprietary rights of third parties, we cannot guarantee that third parties will not assert infringement claims against us in the future, particularly with respect to technology that we acquire through acquisitions of other companies. Any such claims could require us to enter into a license agreement or royalty agreement with the party asserting a claim. Even the successful defense of an infringement claim could result in substantial costs and diversion of our management’s efforts.

We are dependent on proprietary technology licensed from third parties, the loss of which could be costly.

We license a portion of the content and proprietary technology for our products and services from third parties. These third-party licenses may not be available to us on favorable terms, or at all, in the future. In addition, we must be able to successfully integrate this content and proprietary technology in a timely and cost-effective manner to create an effective finished product. If we fail to obtain the necessary third-party licenses on favorable terms or are unable to successfully integrate this content and proprietary technology, or if we are unable to continue to license our order fulfillment transaction systems on favorable terms, it could have a materially adverse effect on our business operations.

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

A key factor of our success will be the continued services and performance of our executive officers and other key personnel. If we lose the services of any of our executive officers, our financial condition and results of operations could be materially and adversely affected. We do not have long-term employment agreements with any of our key personnel. Our success also depends upon our ability to identify, hire and retain other highly skilled technical, managerial, editorial, sales, marketing and customer service professionals. Competition for such personnel is intense. We cannot be certain of our ability to identify, hire and retain sufficiently qualified personnel. For example, we may encounter difficulties in attracting a sufficient number of qualified software developers. Failure to identify, hire and retain necessary technical, managerial, editorial, merchandising, sales, marketing and buyer service personnel could have a materially adverse effect on our financial condition and results of operations.

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

We have acquired and intend to continue acquiring complementary businesses. In particular, we acquired EMAX in 2000, and Textco, HigherMarkets and the assets of Groton NeoChem in 2002. An element of our strategy is to broaden the scope and content of our products and services through the acquisition of existing products, technologies, services and businesses. Acquisitions entail numerous risks, including:

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

We may have difficulty in effectively assimilating and integrating these businesses, or any future joint ventures, acquisitions or alliances, into our operations. Any difficulties in the process could disrupt our ongoing business, distract our management and employees, increase our expenses and otherwise adversely affect our business. Any problems we encounter in connection with our acquisitions could have a materially adverse effect on our business.

Our planned growth from international customers will require financial resources and management attention and could have a negative effect on our earnings.

We are investing resources and capital to expand our sales activities internationally, particularly in Europe. The expansion will require financial resources and management attention and could have a negative effect on our earnings. We cannot be assured that we will be successful in creating international demand for our solutions and services. In addition, our international business may be subject to a variety of risks, including, among other things, increased costs associated with maintaining international marketing efforts, applicable government regulation, fluctuations in foreign currency, difficulties in collecting international accounts receivable and the enforcement of intellectual property rights. We cannot assure you that these factors will not have an adverse effect on future international sales and earnings. In addition, the business customs and regulations in foreign countries may require changes in our business model. In addition, we are currently contemplating registering our trademarks in other countries. We cannot be assured that we will be able to do so.

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

The price of our common stock could result in the delisting of our stock from the Nasdaq SmallCap Market, which could adversely affect the trading of our common stock.

On October 11, 2002, we transferred the listing of our common stock from the Nasdaq National Market to the Nasdaq SmallCap Market. In order to satisfy Nasdaq’s minimum listing maintenance requirements for both the Nasdaq National Market and the Nasdaq SmallCap Market, we must satisfy various financial tests, including maintaining a minimum closing bid price of at least $1.00. Transferring to the Nasdaq SmallCap Market enables us to take advantage of the extended grace period provided by the Nasdaq SmallCap Market to meet the minimum $1.00 per share closing bid price requirement for continued listing. As a result of this transfer, the closing bid price of our common stock must be above $1.00 for a minimum of 10 consecutive trading days by July 14, 2003 in order to avoid initiation of procedures to delist our common stock from the Nasdaq SmallCap Market. If the closing bid price of our common stock is above $1.00 for a minimum of 30 consecutive trading days by July 14, 2003, we will be eligible for transfer to the Nasdaq National Market under its continued listing requirements. We cannot be assured that the closing bid price of our common stock will rise and remain above $1.00 in the future to permit us to maintain our Nasdaq SmallCap Market listing or to regain our listing on the Nasdaq National Market. If our common stock is delisted from the Nasdaq SmallCap Market, it would be listed on the OTC Bulletin Board, which is viewed by most investors as a less desirable and less liquid marketplace. Thus, delisting from the Nasdaq SmallCap Market could make trading our common stock more difficult for investors, potentially leading to further declines in share prices.

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

PART II

OTHER INFORMATION

Item 1.    Legal Proceedings.

On September 10, 2001 SciQuest was named as a defendant in a purported class action lawsuit filed in the United States District Court, Southern District of New York. The lawsuit is captioned Patricia Figuerido and Robert Wallace v. Sciquest.com, Inc., et al. No. 01 CV 8467. The case has been consolidated for pretrial purposes with over 1000 other lawsuits filed against other issuers, their officers, and underwriters of their initial public offerings under the caption In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS). The case includes claims against SciQuest, three of its officers, and seven investment banking firms who either served as underwriters, or are the successors in interest to underwriters, of our initial public offering. The complaint alleges that the prospectus used in our initial public offering contained material misstatements or omissions regarding the underwriters’ activities in connection with the initial public offering. SciQuest intends to vigorously defend the action. All defendants filed motions to dismiss and are awaiting the court’s decision. Discovery is stayed pending the resolution of the motions to dismiss. Additionally, plaintiffs and the individual defendants have entered into a stipulation dated October 9, 2002 pursuant to which the individual defendants are expected to be dismissed from the action without prejudice. The stipulation is subject to court approval.

It is too early in this matter to reasonably predict the probability of the outcome or to estimate a range of possible losses. Adverse judgments in this matter could have a materially adverse effect on our consolidated financial position, liquidity or consolidated results of operations.

Item 2.    Changes in Securities.

Not applicable.

Item 3.    Defaults In Securities.

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders.

None

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

4.2*	Specimen Stock Certificate.

10.1*	SciQuest.com, Inc. Stock Option Plan dated as of September 4, 1997.

10.2*	Amendment No. 1 to SciQuest.com, Inc. Stock Option Plan dated as of September 11, 1998.

10.3*	Amendment No. 2 to SciQuest.com, Inc. Stock Option Plan dated as of February 26, 1999.

10.4*	Amendment No. 3 to SciQuest.com, Inc. Stock Option Plan dated as of March 1, 1999.

10.5*	Amendment No. 4 to SciQuest.com, Inc. Stock Option Plan dated as of August 27, 1999.

10.6*	Sublease Agreement by and between Applied Innovation, Inc. and SciQuest.com dated March 11, 1999.

10.7*	Registration Rights Agreement by and among SciQuest.com, the holders of Series B Preferred Stock and the purchasers of Series D Preferred Stock dated May 18, 1999, as amended.

10.8*	Lease Agreement by and between Duke-Weeks Realty Limited Partnership and SciQuest.com dated as of October 19, 1999.

10.9**	Form of Strategic Alliance Plus Agreement.

10.10*	Amendment No. 5 to SciQuest.com, Inc. Stock Option Plan.

10.11*	SciQuest.com, Inc. 1999 Stock Incentive Plan dated as of October 12, 1999.

10.12**	First Amendment to 1999 Stock Incentive Plan.

10.13**	Merger Agreement by and among SciQuest.com, Lujack Subsidiary, Inc., Intralogix, Inc., Mary T. Romac, Timothy M. Brady and Dale L. Young dated January 14, 2000.

10.14**	Merger Agreement by and among SciQuest.com, SciCentral Acquisition Subsidiary, Inc., SciCentral.com, Inc. and the shareholders of SciCentral.com, Inc. dated February 2, 2000.

10.15**	Agreement and Plan of Merger and Reorganization between SciQuest.com, ESP Acquisition, Inc. and EMAX Solution Partners, Inc. dated March 13, 2000.

10.16**	SciQuest.com, Inc. 2000 Employee Stock Purchase Plan.

10.17***	Second Amendment to 1999 Stock Incentive Plan.

10.18****	Form of Services Agreement.

10.19*****	Form of Master License and Services Agreement

10.20*****	Executive Employment Agreement by and between SciQuest, Inc. and Stephen J. Wiehe, dated February 5, 2002

Exhibit Number	Description

10.21******	Agreement and Plan of Merger, dated as of June 25, 2002, by and among SciQuest, Inc., HigherMarkets Acquisition, Inc. and Higher Markets, Inc.

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to SciQuest’s Registration Statement on Form S-1 (Reg. No. 333-87433).
**	Incorporated by reference to SciQuest’s Registration Statement on Form S-1 (Reg. No. 333-32582).
***	Incorporated by reference to SciQuest’s Annual Report on Form 10-K for the year ended December 31, 2000.
****	Incorporated by reference to SciQuest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
*****	Incorporated by reference to SciQuest’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.
******	Incorporated by reference to SciQuest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(b)  Reports on Form 8-K.

A current report on Form 8-K was filed on August 29, 2002, in connection with SciQuest’s extension of its prior authorization for the repurchase of up to $5 million of its common stock.

A current report on Form 8-K was filed on October 11, 2002, in connection with SciQuest’s transfer of the listing of its common stock from the Nasdaq National Market to the Nasdaq SmallCap Market.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCIQUEST, INC.

/s/ STEPHEN J. WIEHE
Stephen J. Wiehe Chief Executive Officer (Principal Executive Officer)

Date:  November 4, 2002

/s/ JAMES J. SCHEUER
James J. Scheuer Chief Financial Officer (Principal Financial and Accounting Officer)

Date:  November 4, 2002

CERTIFICATE OF CHIEF EXECUTIVE OFFICER

I, Stephen J. Wiehe, the Chief Executive Officer, of SciQuest, Inc. (the “registrant”), certify that:

1.  I have reviewed this quarterly report on Form 10-Q of the registrant;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the periodic reports are being prepared;

(b)  evaluated the effectiveness of the registrant’s internal disclosures controls and procedures as of a date within 90 days prior to this quarterly report (the “Evaluation Date”); and

(c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and.

6.  The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ STEPHEN J. WIEHE
Stephen J. Wiehe Chief Executive Officer

Dated this 4th day of November, 2002.

CERTIFICATE OF CHIEF FINANCIAL OFFICER

I, James J. Scheuer, the Chief Financial Officer, of SciQuest, Inc. (the “registrant”), certify that:

1.  I have reviewed this quarterly report on Form 10-Q of the registrant;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(d)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the periodic reports are being prepared;

(e)  evaluated the effectiveness of the registrant’s internal disclosures controls and procedures as of a date within 90 days prior to this quarterly report (the “Evaluation Date”); and

(f)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(c)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(d)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and.

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JAMES J. SCHEUER
James J. Scheuer Chief Financial Officer

Dated this 4th day of November, 2002.