Form 10-K
period 2002-12-31
SCIQUEST INC
filed 2003-03-17
CIK 1082526

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
common stock, par value $0.001 per share	The NASDAQ SmallCap Market

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

As of February 28, 2003, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $19,074,702.

As of February 28, 2003, there were 29,345,696 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its annual meeting of stockholders scheduled for April 30, 2003 are incorporated by reference into Part III of this Report.

PART I

Item 1.    Business

Overview

SciQuest provides technology, services and domain expertise to optimize procurement and materials management for the life sciences, higher education and industrial research markets. SciQuest solutions enable research-intensive organizations to reduce costs, improve the quality and the speed of the process of innovation by helping them to find and acquire resources and manage the lifecycle of critical assets.

Many of the world’s leading pharmaceutical, biotechnology, chemical and academic organizations utilize SciQuest solutions to streamline the Innovation Supply Chain including GlaxoSmithKline, Pfizer, Roche, Schering-Plough Research Institute, Procter & Gamble, the University of New Mexico and Indiana University. SciQuest is headquartered in Research Triangle Park, NC, with offices in Philadelphia, San Francisco and sales representatives in the United Kingdom.

Recent Events

In January 2003, we announced a multi-year agreement with SCT (Nasdaq: SCTC), a leading provider of technology solutions for colleges and universities, to jointly market the SciQuest e-procurement solution to SCT’s 1,300 clients in the higher education market.

In January 2003, we announced that a Fortune 50 industrial technology and services company signed a multi-year license agreement for SciQuest Enterprise Reagent Manager™ (ERM) to manage chemical inventory and improve environmental, health and safety (EH&S) compliance.

In January 2003, we announced that the University of Arizona licensed access to our SelectSite e-procurement product. SciQuest will work on this project with an IT consulting firm, AMS, who has an existing relationship with the University of Arizona.

In January 2003, we announced the signing of ten new life sciences and higher education e-procurement clients in the fourth quarter of 2002. In the life sciences market, six companies including Dendreon Corporation, Inspire Pharmaceuticals and a top-five biotechnology firm chose SciQuest solutions to launch their e-procurement initiatives.

In January 2003, we announced that the University of Michigan signed a multi-year agreement to license our SelectSite e-procurement product.

SciQuest Solutions

Innovation Supply Chain.    As a comprehensive framework for building and delivering products, supply chain management principles have long been accepted as best practices for manufacturing organizations. Many supply chain management efforts have resulted in increased productivity and reduced costs for leading manufacturing organizations. The most successful of these initiatives, which automate and streamline each stage of the supply chain, have garnered industry attention and delivered shareholder value.

Research-intensive organizations are also seeking the efficiencies afforded by these supply management concepts. Yet the very nature of innovation introduces complex variables such as intellectual capital, information management and regulatory compliance into traditional supply management practices. As a result, generic industry-standard solutions often fail to address their unique challenges.

The Innovation Supply Chain has emerged to provide new opportunities to increase efficiency and reduce expenses in life sciences, industrial research and higher education. By describing the complete lifecycle of a discovered work product, the Innovation Supply Chain provides a roadmap for efficiently integrating suppliers and research-intensive organizations to ensure that materials and information are distributed in the right quantities, to the right locations, at the right times.

As in manufacturing, optimizing the Innovation Supply Chain in research is critical to maximizing throughput and enabling productivity. To achieve such results, research-intensive organizations need a partner that can provide both an integrated technology platform and the domain expertise required to meet their specific needs. By understanding and integrating each phase of the Innovation Supply Chain, SciQuest delivers a comprehensive solution that reduces costs, improves quality and accelerates discovery.

Plan.    Effective planning plays a critical role in the success of any research project. The ability to quickly assess needs and find critical materials enables researchers to create accurate budgets and project timelines. Our supplier enablement solutions connect end users to in-depth product information from over 1,000 suppliers through a configurable Web interface, eliminating time-consuming searches through paper catalogs and encouraging on-contract spending.

Source.    Even a well-planned project can be stalled by inefficient procurement processes. Our e-procurement solutions reduce manual processes and redundant paperwork, freeing purchasing personnel to focus on more strategic procurement initiatives, such as contract negotiations. Once materials and supplies are acquired, our integrated inventory systems offer real-time asset management.

Discover.    The process of discovery is unique to the research-intensive organization. Our research tools assist scientists in visualizing and analyzing the data that serves as the foundation of their experimental design. As new pathways to discovery emerge, SciQuest materials management solutions enable research teams to leverage internal assets and information to increase productivity.

Deliver.    Research-intensive organizations deliver innovation. Whether it takes the form of a new chemical entity, a proprietary compound or simply a new idea, smart companies mine their completed projects for valuable insight into replicating their success. All SciQuest solutions deliver business intelligence reports that enable executives to further streamline the next cycle through the Innovation Supply Chain.

Industry Background

SciQuest delivers solutions that accelerate the Innovation Supply Chain for the life sciences, higher education and industrial research markets.

Accelerating innovation in the life sciences.    Pharmaceutical and biotechnology companies are leaders in research-driven innovation. Motivated by both financial and social objectives, they navigate a long, risk-filled road to discovery in search of scientific breakthroughs that not only improve public health, but also justify their ever-increasing investment in research and development.

Life science companies spent more than $50 billion on research and development in 2001, more than any other research-performing industry. Yet only three out of every 10 marketed drugs produces revenues that match or exceed R&D costs. With the average drug discovery and development process ranging from 10 to 15 years and costing upwards of $800 million, research executives are looking to Innovation Supply Chain efficiencies to reduce costs and accelerate innovation.

Accelerating innovation in higher education.    More than 60 percent of senior college officials view bringing the efficiencies of e-business to their institutions as a top strategic initiative, yet only two percent of the $75 billion spent annually on campuses takes place electronically. Campus procurement is a manual process, with the average purchase order taking five days to process and formal bids taking up to 22 days to work through the system.

As transaction volume from all departments continues to rise, universities are seeking comprehensive content and workflow solutions that can deliver both the highly-specialized products required by key research units, as well as other strategic commodity vendors. Although higher education represents a fragmented marketplace including thousands of colleges and universities, the industry is collaborative, aggregating their buying power through respected exchanges such as E&I Cooperative. Successful implementations will automate these existing relationships, while identifying new areas for savings.

Accelerating innovation in industrial research.    Scientific research-performing industries such as chemical, agricultural and consumer goods spent over $20 billion in research and development in 2000. As these businesses increase their support of research and development spending, a positive return on investment becomes critical.

Industrial research companies depend on the power of new ideas to compete in today’s global marketplace. Because their customers demand innovation, these for-profit businesses view their research and development personnel as the very lifeblood of their economic stability. To maximize the value of their investment, research operations executives strive to create functional, dynamic and safe laboratory environments.

SciQuest solutions give industrial research the tools they need to operate highly efficient, networked laboratories. Our suite of enterprise solutions enable facilities and safety officials to track and monitor commercial reagents, as well as proprietary compounds and biologicals. By giving both researchers and their managers a real-time, 360 degree view of material inventory, these solutions empower companies to leverage internal assets and comply with federal safety regulations while managing risk.

Products and Services

SciQuest offers an integrated suite of supplier enablement, procurement automation, materials management, research tools and professional services solutions.

Supplier Enablement:

SelectSite® Spend Director:    SciQuest connects suppliers to buyers by aggregating and distributing domain-specific supplier and product information. This content and compliance product offers compelling benefits for organizations seeking to:

•	Improve researcher productivity. SelectSite Spend Director aggregates product information from approved suppliers into one searchable Web interface, eliminating time-consuming searches through paper catalogs. Once needed supplies are identified, online requisition and order tracking minimize time spent by researchers on administrative tasks.

•	Increase on-contract spending. SelectSiteSpend Director’s advanced administrative functionality allows procurement professionals to configure the purchasing experience for researchers, enabling them to showcase products from preferred suppliers.

Procurement Automation:

SelectSite E-Procurement.    SciQuest purchasing automation solutions empower organizations with the tools they need to create an efficient, paperless procurement process. As the hubs for organizational purchasing activity, procurement departments need integrated technology that offers a holistic view of spending. SelectSite e-procurement is a hosted solution that automates requisitioning, sourcing, approval routing and order management for purchasing professionals seeking to:

•	Centralize and automate purchasing functions. SelectSite e-procurement streamlines the entire procurement process from requisitioning to payment processing, enabling purchasing departments to increase their throughput without adding personnel.

•	Integrate with key enterprise systems. To gain efficiencies, an organization’s e-procurement solution must integrate with administrative, financial and inventory systems. We have secured partnerships with leading technology providers to meet the unique integration needs of their targeted vertical markets.

•	Pursue strategic sourcing initiatives. Automating manual processes and redundant paperwork reduces purchasing costs while freeing procurement professionals to pursue strategic sourcing initiatives such as identifying new suppliers and negotiating contracts. Using in-depth reports, purchasing executives can measure return on investment and the effectiveness of procurement policies by analyzing the company’s buying patterns.

Materials Management:

Enterprise Products for Reagent, Substance and Biologicals Management.    Integrated materials management inventory solutions track and monitor critical assets, optimizing research operations for life sciences, higher education and industrial research organizations. Our materials management products enable research companies to:

•	Leverage internal assets. Information about commercial and proprietary assets is consolidated and made available to laboratory managers and researchers via Web-based interfaces. Research teams across the hall or across the globe can access and order from the entire inventory of available compounds, substances and biologicals, reducing redundant lab work.

•	Minimize risks. Once received into the stockroom, reagents are logged into the inventory management system where hazardous materials are flagged. As these materials are checked out of the system by researchers, facilities managers are able to monitor usage and quickly assess potential occupational risks.

•	Maintain compliance. Environmental, health and safety regulations require laboratories to submit detailed records of chemicals and reagent usage. Our materials management solutions streamline the process of maintaining compliance by providing real-time inventory information and automated reporting.

Research Tools:

Analytical Chemistry Manager, Gene Construction Kit, Gene Inspector.    Researchers turn data into discovery using unique data visualization, manipulation and analysis software applications. These researchers turn to SciQuest solutions to:

•	Convert characterization data into an information resource. Synthetic chemists, analytical chemists, and biologists can easily view analytical data with a web browser or desktop application and our Analytical Chemistry Manager, which supports automated sample submission, generation of sample tables, email notification of errors or analysis completion, and web-based analytical summary tables. Chemists can view individual analytical data and mark them for registration submission, purification, or rejection.

•	Leverage desktop cloning for experimental design. Gene Construction Kit’s intuitive graphical interface is a unique DNA manipulation, cloning design, and illustration tool. Through its powerful, built-in GenBank searching capabilities and its sophisticated importing capability, Gene Construction Kit enables molecular biologists to work with the latest DNA sequence information only available via the internet while increasing productivity and reducing research materials costs.

•	Combine sequence analysis with an electronic research notebook. Gene Inspector provides molecular biologists with an innovative notebook design, allowing the import of pictures, gel electrophoresis images, and graphical constructs, and provides its own drawing and table tools making it the ideal place to record daily laboratory notes and procedures. Gene Inspector offers more than 60 built-in nucleic acid and protein analyses, a sophisticated multiple sequence editor, and internet database searching. The application can perform similarity searches such as BLAST, BLOCKS, FASTA, GRAIL, and SIGNALP directly over the internet.

Professional Services:

SciQuest’s Global Professional Services team provides technical consulting, project management, integration and training services to rapidly deploy our solutions. Our proven implementation methodology enables clients to attain a maximum return on investment and complete implementations in scope, on time and on budget. We offer a solution specification, configuration and deployment process resulting in a solution that addresses specific client needs including risk management, tightly controlled project scope, phased implementation, knowledge transfer to end users, and standards-based, open solutions. Our professional services team delivers solutions for clients seeking:

•	operational assessment;

•	comprehensive implementation and training; and

•	integration services.

Strategy

SciQuest is dedicated to enabling research-intensive organizations to reduce costs, improve quality and speed the process of innovation by helping them find and acquire resources and manage the lifecycle of critical assets. We intend to accomplish this through the following strategic goals:

Generate Revenue Growth.    To achieve our revenue objectives, our sales and marketing teams must effectively sell our current products to new customers and find opportunities to cross-sell new or additional products to existing customers. We have been actively recruiting and training new sales professionals to achieve these objectives. We have structured compensation packages that motivate our sales organization to sell products that can be delivered in a timely and profitable manner.

Continue to Create Value for Customers by Delivering Quality Products and Services That Meet Their Needs.    World-class product development and excellent customer service are critical components to our success. We have implemented a very disciplined, systematic approach to releasing new versions of our software so that we can provide enhanced functionality requested by customers while optimizing our development resources. Development resources for future enhancements are allocated, in part, by the historical and future budgeted revenue of each product. Our customer support organization reports directly into the development organization. This reporting structure allows for rapid feedback between our customers and our product developers. We constantly measure and assess our professional services organization on the quality and value of the services they provide, such as technical consulting, project management, integration and training services.

Expand Our Product Portfolio.    Customer feedback drives our development process. We use customer data and input to develop features and function to enhance our existing products, as well as to provide a source of ideas for new products. We are analyzing our core technologies to identify additional ways to leverage our strengths into new market opportunities. Other possibilities for expanding our product portfolio and distribution network include acquisitions, joint ventures and channel partnerships. We are focused on acquisition opportunities where we can simultaneously grow revenues, eliminate redundant overhead, leverage acquired assets effectively and positively impact our path to profitability. We are focused on partnership opportunities where we can expand the market awareness of our products by leveraging the installed customer bases and marketing and sales channels of our partners.

Create Value for Shareholders.    For SciQuest to create long-term sustainable shareholder value, we must remain focused on expense control and invest in activities that will generate tangible return on investments. We constantly review our plans and progress to determine if our assets are being utilized for their best and highest value.

Sales & Marketing

Restructure.    2002 was a significant year for our sales and marketing teams. During the middle of the year, both departments restructured their management staff. Kerry May, vice president of sales, is a 25-year veteran of sales management and operations from the e-commerce and technology industries. Suzanne Miglucci, vice president of marketing, brings over 15 years of marketing, communications and public relations expertise from software, hardware and services organizations. Both the sales and marketing teams have been re-aligned with a vertical market focus, enabling our industry specialists to apply their domain expertise to the marketplace.

Reposition.    In the fourth quarter of 2002, SciQuest launched a new marketing campaign to articulate our technology solutions to the market. This new branding—centered on the Innovation Supply Chain – generated interest from industry analysts, trade journals, existing customers and prospects. We engaged a public relations firm to assist in further positioning SciQuest as a thought leader in the e-procurement and materials management sectors. Thus far, this marketing campaign has resulted in speaking invitations, feature articles in respected trade journals and unsolicited reports from industry analysts.

Retool.    With the deployment of a customer relationship management application, re-aligned marketing materials, re-packaged products and an aggressive campaigning schedule, we are seeking to optimize our sales and marketing tools. SciQuest’s products and services, previously considered to be large-scale enterprise solutions applicable to top-tier institutions, have been re-packaged to enable smaller, targeted solutions for penetration into the mid-tier marketplace. Coupled with new marketing materials that speak directly to customer pain points, our sales force is well positioned for direct sales. We have also made significant strides in building out other sales channels through relationships with industry-respected companies such as SCT, Microsoft Great Plains Business Solutions (including Solomon software) and E&I Cooperative. We believe that these partnerships, along with the sales and marketing momentum generated in the latter half of 2002, will drive market awareness and new leads for SciQuest throughout 2003.

As of December 31, 2002, we had 35 people in our sales and marketing group.

Technology

SciQuest has incorporated Rapid Application Development (RAD) standards into its software product development methodologies. These standards are based on tried-and-true principles that focus intensely on customer and end-user perspectives. RAD is the merger of structured prototyping and joint application development techniques leveraged to accelerate systems development. RAD techniques allow our product teams to revolve their efforts around collaborative and timely customer input while achieving large gains in predictability, productivity and quality.

We leverage commercially available operating systems, data management systems, application services and scalable, distributed infrastructure. These industry standards are designed to ensure that SciQuest solutions are supported by an operating platform that supports reliability, speed-to-market and rapid, customer-focused growth. We have implemented standard practices in the areas of development, deployment, production control, administration and monitoring that include:

•	version management;

•	multiple, segmented development, test, staging and production environments;

•	automated regression testing;

•	load & stress testing;

•	QA processes and procedures;

•	application and database performance monitoring;

•	application level error tracing;

•	standardized development environment for consistent and efficient application development; and

•	architectural review and oversight.

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

•	Our database server runs under Oracle 8i (version 8.1.6 or higher) supporting standard platforms that run that product.

•	Our Web Application Server comes bundled with BEA WebLogic 5.1, a Java 2 Enterprise Edition compliant web application server. As configured, the product is compatible with Java 2, Java Servlet 2.2, Java Server Pages 1.1 and Enterprise Java Beans 1.1. Other Java 2 Enterprise Edition compliant application servers can be supported through customization using SciQuest services. The product supports Microsoft Windows NT 4.0 and Windows 2000 as application server operating systems. Support for other operating systems that are compatible with Oracle and WebLogic may also be available as needed.

•	Our Client Machine is fully browser based, a true thin client, utilizing dynamic HTML and running on MS Internet Explorer 5.0. The product requires Windows 95 or NT 4.0 or Windows 2000 with a 400MHz P3 processor with 64MB of memory. Clients require no downloading of application code or applets from the server, except for those dispensary workstations that are integrated with balances for weighing operations. These workstations require a single applet, which is downloaded from the server.

Hosted Products.    Our hosted products are similarly built around an n-tiered architecture based on the Java 2 Enterprise Edition standard. Business logic is encapsulated in Java components, and user interfaces are dynamic, HTML-based, and are generated using Java Servlets and Java Server Pages. SciQuest hosts all web/application and database servers. The customer is solely responsible for providing a browser-based client environment, running Windows or Mac O/S with MS Internet Explorer 4.5 and above or Netscape Navigator 4.08. Clients require no downloading of application code, plug-ins or applets from the server.

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

As of December 31, 2002, we had 89 professionals in our development group, which consists of information technology professionals, content management professionals and our Global Professional Services group. Development expenses were $17.0 million in 2000, $11.3 million in 2001 and $7.8 million in 2002.

Intellectual Property

We rely on a combination of trade secret, copyright and trademark laws, license agreements, nondisclosure and other contractual provisions and technical measures to protect our proprietary rights in our products, technology and processes. We pursue the registration of our trademarks in the United States and internationally, however, we may not be able to secure adequate protection for our trademarks in the United States and other countries. SCIQUEST, SCIQUEST.COM, BIOSUPPLYNET, SCIMAIL, SCICENTRAL, SCIQUEST SMARTSTORE and SELECTSITE are our trademarks in the United States, which are registered with the U.S. Trademark Office. We have applied for registration of the mark HIGHERMARKETS in the United States. The mark SCIQUEST is registered with the Community Trademark Office and in Switzerland. Our software technology is not patented and existing copyright laws offer only limited practical protection. We cannot guarantee that the legal protections on which we rely will be adequate to prevent misappropriation of our technology. Moreover, these protections do not prevent independent third-party development of competitive products or services. Furthermore, the validity, enforceability and scope of protection of intellectual property in internet-related industries are uncertain and still evolving. The laws of some foreign countries do not protect intellectual property to the same extent, as do the laws of the United States. We believe our products, trademarks and other proprietary rights do not infringe upon the proprietary rights of third parties. However, we cannot provide any guarantees about the third-party products sold to customers using our technology, services or products or that third parties will not assert infringement claims against us in the future or that any such assertion will not require us to enter into a license agreement or royalty agreement with the party asserting a claim. If the third-party products purchased by customers using our technology, services or products infringe the proprietary rights of third parties, we may be deemed to infringe those rights by selling such products. Even the successful defense of an infringement claim could result in substantial costs and diversion of our management’s efforts.

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

We also resell third-party applications to our customers. If these applications were found to infringe on the intellectual property rights of others and acceptable alternatives are not available, this may have a material adverse effect on our business.

Competition

The market for providing technology and services for research-intensive organizations and their suppliers is fragmented, rapidly evolving and intensely competitive. Our primary competition includes the following:

Existing Processes and Internal Legacy Systems.    Many research organizations and suppliers have deployed internal resources and systems or may be using existing external technology and service partners to provide for their technology and services solutions. The current economic environment may cause potential customers to decide to continue using existing solutions, thereby postponing upgrades or installations of new systems.

Scientific Software Providers.    There are a number of companies, primarily small, privately-owned firms that provide technology to automate and enhance the research and development process. Some of these companies offer products that overlap, and in some cases compete, with our software offerings. Some companies have established brand recognition within the research community and have been competing in the life sciences, higher education and industrial research markets longer than SciQuest.

Enterprise Software Providers.    A number of enterprise software providers have established technologies, solutions, and customer relationships that provide alternative choices for our potential customers.

Consultants and Custom Programming Providers.    Research-intensive organizations may choose to use technology consultants or other resources to custom program solutions to meet their technology needs.

Suppliers’ E-Commerce Initiatives.    Many suppliers and distributors have developed their own e-commerce enabled web sites. These scientific suppliers’ online services provide partial solutions that may provide an alternative to our electronic content sourcing and procurement solutions.

Scientific Equipment Suppliers.    There are some suppliers selling equipment for use in the research process, such as robotics to perform high throughput screening, to store proprietary compounds and to record data from instruments, who have developed proprietary software that is sold with the equipment.

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

Our current and potential competitors’ technology and solutions may achieve greater market acceptance than ours. Many of our existing and potential competitors have longer operating histories in the pharmaceutical and biotechnology industry, greater name recognition, larger customer bases and greater financial, technical and market resources than we do.

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

Employees

As of December 31, 2002, we had 141 full-time employees. None of our employees are covered by a collective bargaining agreement. We consider our relations with our employees to be good.

In March 2003, we initiated a reduction in the number of our full-time employees by approximately 50. These reductions were made in order to reduce our overhead costs in 2003 and future years. These reductions affected substantially all departments. We expect to complete this reduction in the second quarter of 2003.

Directors and Executive Officers

Our directors and executive officers and their ages as of December 31, 2002 were as follows:

Name	Age	Position
Stephen J. Wiehe	39	Chief Executive Officer and Director
James B. Duke	39	Vice President, Products and Strategy
Kerry S. May	55	Vice President, Worldwide Sales
James J. Scheuer	55	Chief Financial Officer
M. Scott Andrews	37	Product Marketing Director and Director
Bruce J. Boehm	49	Director
Noel J. Fenton	64	Director
H. Alexander Holmes	60	Director
Lloyd M. Segal	38	Director
Louis M. Sherwood, MD	65	Director

Stephen J. Wiehe has served as our Chief Executive Officer and Director since February 2001. From June 2000 to February 2001, Mr. Wiehe served as Senior Director—Strategic Investments & Mergers and Acquisitions at SAS Institute. From October 1999 to June 2000, Mr. Wiehe served as President and Chief Executive Officer of DataFlux Corporation, which was acquired by SAS Institute. From June 1998 to October 1999, Mr. Wiehe served as Managing Director/Europe and senior executive vice president for SunGard Treasury Systems, a division of SunGard Data Systems, Inc (NYSE: SDS). From June 1996 to June 1998, Mr. Wiehe served as President and Chief Executive Officer of Multinational Computer Models, Inc., which was sold to SunGard Data Systems in 1998. Mr. Wiehe began his career with the General Electric Company. Mr. Wiehe graduated from its Financial Management Program with honors and became treasurer of GE Plastics. Mr. Wiehe is a graduate of the University of Kentucky.

James B. Duke has served as our Vice President of Products and Strategy since February 2001. From March 2000 to February 2001, Mr. Duke served as Chief Information Officer of BuildNet, Inc., a solutions provider for the construction materials industry. His prior experiences include roles as Vice President of Sales and Marketing at GE Capital Mortgage in 1999, Group Vice President for technology and alternative channels for First Citizens Bank from 1995 to 1999, and as a Management Consultant with McKinsey & Co. from 1992 to 1995. A graduate of Duke University, Mr. Duke also has a Masters degree from MIT’s Sloan School of Management.

Kerry S. May has served as our Vice President of Worldwide Sales since August 2002. Prior to joining SciQuest, Mr. May was Vice President of Worldwide Sales with DataDirect Technologies/Merant. Previously, Mr. May served as Vice President and Director of Operations for SourceAlliance, LLC and 23 years in various executive positions with Motorola, Inc. including Vice President/National Sales Manager for the U.S. market and Director of Global Operations for e-Commerce and Customer Service. Mr. May holds an M.B.A. from Northwestern University and a B.S. degree in Business Administration from San Diego State University.

James J. Scheuer has served as our Chief Financial Officer since September 1998. From March 1996 to March 1998, Mr. Scheuer served as Chief Operating Officer and later Chief Financial Officer for Boise Marketing Services, Inc., a subsidiary of Boise Cascade Office Products Corporation, and its predecessor. From December 1989 to March 1996, Mr. Scheuer served as Senior Vice President—Group Executive/Chief Financial Officer of Hickory Farms, Inc. From 1970 to 1989, Mr. Scheuer was employed by Deloitte Haskins & Sells and was the partner in charge of its Jacksonville, Florida office from 1985 to 1989. Mr. Scheuer is a certified public accountant and received his B.A. in accounting from the University of Wisconsin—Oshkosh.

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

H. Alexander Holmes has served as a director of SciQuest since November 2002. Mr. Holmes has been an independent consultant providing clients with advice on financial planning, corporate structure, taxes and business succession since his retirement from Arthur Andersen & Co. in 1992. While at Arthur Andersen & Co., he served as managing partner of the Raleigh, North Carolina office and as head of their tax practice in their Greensboro, North Carolina office. Mr. Holmes is a certified public accountant and received a B.S. in Commerce and an L.L.B. degree from the University of Virginia.

Lloyd M. Segal has served as a director of SciQuest since May 2000. Mr. Segal has been President & CEO of Caprion Pharmaceuticals, Inc. since November 1998. Mr. Segal was previously President & CEO of Advanced Bioconcept Ltd. from 1996 to 1998. Mr. Segal was a management consultant with McKinsey & Co. from 1992 to 1996, focusing on North America financial institutions and industrial clients. Mr. Segal is a member of the Board of Overseers of the School of Science, Brandeis University. Mr. Segal earned a B.A. in Politics from Brandeis University and an M.B.A. from Harvard University.

Louis M. Sherwood, MD, has served as a director of SciQuest since May 2002. Since April 2002, Mr. Sherwood has been self-employed as a consultant in the medical and scientific fields. In March 2002, Mr. Sherwood retired as Senior Vice President, Medical and Scientific Affairs for the U.S. Human Health Division of Merck & Company, a position he held for ten years. Dr. Sherwood had been employed by Merck since 1987. At Merck, he had previously served as Executive Vice President, Worldwide Development. Prior to joining Merck, he was Baumritter Professor and Chairman of Medicine at the Albert Einstein College of Medicine and Montefiore Medical Center from 1980 to 1987, and he served previously on the faculties of the University of Chicago and Harvard Medical Schools. He received his undergraduate degree from Johns Hopkins University and his medical degree from the Columbia College of Physicians and Surgeons.

There are no family relationships between any of our directors or executive officers.

Item 2.    Properties

Our headquarters are located in Morrisville, North Carolina, where we currently lease approximately 93,000 square feet of office space. This lease expires in August 2005. We have sublet approximately 24,000 square feet of this space through August 2005. We expect these facilities to be sufficient for the foreseeable future.

We maintain an office in Newtown Square, Pennsylvania. The lease for approximately 39,000 square feet of space expires in March 2010. We expect this space will be sufficient for the foreseeable future.

We also maintain an office in San Francisco, California. The lease for approximately 4,000 square feet of space expires in April 2004. We expect this space will be sufficient for the foreseeable future.

We are seeking to sublet any excess office space at these locations.

Item 3.    Legal Proceedings

SciQuest and three of its officers were named as defendants in a lawsuit filed on September 10, 2001 in the United States District Court, Southern District of New York, captioned Patricia Figuerido v. Sciquest.com, Inc, No. 01 CV 8467. The case subsequently was consolidated for pretrial purposes with approximately 1000 other lawsuits filed against more than 300 other issuers, certain of their officers and directors, and the underwriters of their initial public offerings, under the caption In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS). After the cases were consolidated, plaintiffs filed a Master Complaint and 309 consolidated amended complaints related to each issuer defendant’s offering. The consolidated amended complaint in In re Sciquest.com, Inc. Initial Public Offering Securities Litigation, No. 01 Civ. 7415, purports, on behalf of a putative class of purchasers of our common stock from its initial public offering through December 6, 2000, to state claims under the Securities Act of 1933 and under the Securities Exchange Act of 1934 against SciQuest and seven investment banking firms who either served as underwriters, or are the successors in interest to underwriters, of our initial public offering. Separate claims against the underwriters only, also have been brought under the Securities Act and the Exchange Act. The complaint alleges that the prospectus used in our initial public offering contained material misstatements or omissions regarding the underwriters’ allocation practices and compensation in connection with the initial public offering and also alleges that the underwriters manipulated the aftermarket for our common stock. In October 2002, the claims against the Company’s officers were dismissed without prejudice. In February 2003, the court denied SciQuest’s motion to dismiss the action against it. Damages in an unspecified amount are sought, together with interest, costs and attorneys’ fees.

It is too early in this matter to reasonably predict the probability of the outcome or to estimate a range of possible losses. Adverse judgments in this matter could have a material adverse effect on our consolidated financial position, liquidity or consolidated results of operations.

Item 4.    Submission Of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.    Market for the Registrant’s Common Equity and Related Stockholder Matters

SciQuest’s common stock trades under the symbol “SQST”. Through October 10, 2002, our common stock was listed on the Nasdaq National Market. On October 11, 2002, we transferred the listing of our common stock to the Nasdaq SmallCap Market. The price per share reflected in the table below represents the range of low and high closing sale prices for our common stock for the years ended December 31, 2001 and 2002 as reported by The Nasdaq Stock Market and the Nasdaq SmallCap Market, as applicable, for the quarters indicated:

	2001		2002
Quarter Ended	High Price	Low Price	High Price	Low Price
March 31	$4.00	$0.88	$2.16	$1.40
June 30	$1.92	$0.69	$1.96	$0.66
September 30	$1.10	$0.66	$0.95	$0.61
December 31	$1.78	$0.84	$0.69	$0.42

The closing sale price of our common stock as reported by The Nasdaq Stock Market on March 12, 2003 was $0.53.

The number of shareholders of record of our common stock as of February 28, 2003, was approximately 695.

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

(a) Issuances of Securities

In February 2002, we issued 487,952 shares of our common stock as consideration for our purchase of all the outstanding stock of Textco, Inc.

In June 2002, we issued 869,565 shares of our common stock as consideration for our purchase of all the outstanding stock of HigherMarkets, Inc.

(b) The shares of common stock, described in paragraph (a) of this Item 5 were issued in reliance on the exemption provided by Section 4(2) and/or Rule 506 of Regulation D promulgated pursuant to the Securities Act.

Item 6.    Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

(In thousands, except per share data)

Our selected financial data set forth below should be read in conjunction with our financial statements and accompanying notes appearing elsewhere in this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The historical statements of operations data for the years ended December 31, 2000, 2001 and 2002, and the historical balance sheet data as of December 31, 2001 and 2002 are derived from, and are qualified by reference to, our financial statements that are included herein, which have been audited by PricewaterhouseCoopers LLP. The historical statement of operations data for the years ended December 31, 1998 and 1999 and the balance sheet data as of December 31, 1998, 1999 and 2000 are derived from our audited financial statements not included in this report. Historical results are not necessarily indicative of results to be expected in the future.

	Year Ended December 31,
	1998	1999	2000	2001	2002
Statement of Operations Data:
Revenues:
License fees and other professional services	$—	$690	$6,297	$6,981	$7,221
E-commerce	478	3,192	45,407	16,230	—	(a)

Total revenues	478	3,882	51,704	23,211	7,221

Cost of revenues
License fees and other professional services	—	449	3,841	5,116	7,529
E-commerce	42	2,977	44,392	15,393	—	(a)

Total cost of revenues	42	3,426	48,233	20,509	7,529

Gross profit	436	456	3,471	2,702	(308)

Operating expenses:
Development	1,191	9,064	17,035	11,291	7,755	(b)
Sales and marketing	1,706	19,522	20,073	11,492	4,729	(b)
General and administrative	1,104	7,136	55,023	54,800	10,629
Purchased in-process research and development	791	—	700	—	—
Restructuring	—	—	2,202	10,650	2,900	(b)
Impairment of intangible assets	—	—	—	—	7,156

Total operating expenses	4,792	35,722	95,033	88,233	33,169

Operating loss	(4,356)	(35,266)	(91,562)	(85,531)	(33,477)
Net other income (expense)	80	1,869	7,149	2,694	947

Loss before income taxes and cumulative effect of accounting change	(4,276)	(33,397)	(84,413)	(82,837)	(32,530)
Income tax benefit	54	219	66	—	—

Loss before cumulative effect of accounting change	(4,222)	(33,178)	(84,347)	(82,837)	(32,530)
Cumulative effect of accounting change for impairment of goodwill	—	—	—	—	(38,258)

Net loss	(4,222)	(33,178)	(84,347)	(82,837)	(70,788)
Accretion of mandatorily redeemable preferred stock	(328)	(79,289)	—	—	—

Net loss available to common stockholders	$(4,550)	$(112,467)	$(84,347)	$(82,837)	$(70,788)

Net loss per common share—basic and diluted:
Before cumulative effect of accounting change	$(1.33)	$(18.10)	$(2.99)	$(2.86)	$(1.10)
Cumulative effect of accounting change	—	—	—	—	(1.30)

Net loss per common share—basic and diluted	$(1.33)	$(18.10)	$(2.99)	$(2.86)	$(2.40)

Weighted average common shares outstanding—basic and diluted	3,412	6,215	28,243	28,919	29,441
Balance Sheet Data:
Cash and cash equivalents	$5,391	$98,126	$20,163	$25,370	$11,460
Working capital	6,413	119,983	55,473	34,031	18,279	(a),(b)
Total assets	9,173	156,902	203,193	115,926	47,839
Long-term liabilities	385	1,257	1,524	1,188	1,863
Mandatorily redeemable convertible preferred stock	10,883	—	—	—	—
Stockholders’ equity (deficit)	(3,102)	149,819	187,125	107,186	37,223

(a)	We began recording revenues from e-commerce transactions on a net basis (i.e., as an agent) as of May 1, 2001. Subsequently during 2001, the e-commerce transaction processing business was discontinued. See Revenue Recognition in Note 2 to our financial statements.
(b)	In November 2000 and June 2001, we announced restructuring plans that would eliminate certain unprofitable business lines and approximately one-half of our employees located in the U.S. (see Note 16).

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Some of the statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report contain forward-looking information. You can identify these statements by forward-looking words such as “expect,” “anticipate,” “believe,” “goal,” “plan,” “intend,” “estimate,” “predict,” “project,” “potential,” “continue,” “may,” “will,” and “should” or similar words. They include statements concerning:

•	our strategic goals;

•	our future investments in the development and marketing of our products;

•	future growth and spending trends in the life sciences, higher education and industrial research industries;

•	expansion of our product and service offerings;

•	future sources of revenues and anticipated revenue growth;

•	future development expenses;

•	future sales and marketing expenses;

•	future general and administrative expenses;

•	future stock-based customer acquisition costs;

•	future operating expenses;

•	future interest income;

•	future cash flows;

•	future operating losses;

•	the effect of changes in our accounting policies;

•	future licensing of software from third parties;

•	the length of our sales cycle;

•	our international expansion;

•	future sales of stock by our executive officers; and

•	the adequacy of our existing liquidity and capital resources.

You should be aware that these statements are subject to known and unknown risks, uncertainties and other factors, including those discussed in the section entitled “Factors That May Affect Future Results,” that could cause the actual results to differ materially from those suggested by the forward-looking statements.

Overview

SciQuest provides technology, services and domain expertise to optimize procurement and materials management for the life sciences, higher education and industrial research markets. SciQuest solutions enable research-intensive organizations to reduce costs, improve the quality and the speed of the process of innovation by helping them find and acquire resources and manage the lifecycle of critical assets.

We were incorporated in November 1995 and commenced operations in January 1996. During 1996, we focused on developing our business model and the required technology. We did not begin to recognize any revenues until 1997. We launched our public e-commerce marketplace in 1999. Beginning with our acquisition of EMAX Solution Partners, Inc. (“EMAX”) in 2000, we have offered software products to the scientific products industry. In 2001, we discontinued our order-processing services as we focused on providing software products and services.

We are continually evaluating our product offerings with regard to meeting our customers’ requirements and to acceptance in the marketplace. Also, we review the current and long-term profitability of each product. Our investment in each product is dependent upon its profitability potential. Periodically, we will decide to increase or decrease the investment, or even divest a product, based upon these reviews and analyses. Accordingly, in March 2003 we are refocusing our expenditures to support our procurement product platform. As a result, we are reducing costs in other areas. These cost reductions will result in the elimination of approximately 50 full-time positions. We expect to complete this reduction in the second quarter of 2003.

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

Revenues consist of (1) sales of software licenses and fees for implementation, customization and maintenance services related to these software licenses, (2) sales of scientific products in e-commerce transactions originating on our web sites (from 1999 through 2001), (3) sales of scientific equipment (during 2000), (4) advertising revenues from our web sites, and (5) advertising revenues from the BioSupplyNet Source Book, an annual catalog of industry suppliers. We expect that sales of software licenses and fees for implementation, customization and maintenance services related to these software licenses will be the primary source of revenues in future periods.

Advertising revenues are recognized ratably over the period in which the advertisement is displayed. Revenues from advertising included in the Source Book are recognized at the date the Source Book is published and distributed, which historically has been in the second quarter of the fiscal year.

We realize revenue from the sale of licenses to our software products, the implementation and customization of our software products and the sale of maintenance and support contracts. We recognize revenues from the sale of licenses to our software products and implementation and customization, that is deemed to be essential to the functionality of these software products, on a percentage-of-completion basis over the period of the customization and implementation services, which generally ranges from three to nine months. We recognize revenues from the sale of maintenance and support contracts ratably over the period of the maintenance and support agreements, which is typically twelve months. Revenues from the sale of standardized versions of software are recognized upon customer acceptance in accordance with Statement of Position  97-2, “Software Revenue Recognition.” In addition, we sell subscriptions to our hosted e-procurement solutions. The implementation services and the total subscription fees attributable to our hosted solutions are recognized ratably over the term of the agreement.

Recent Acquisitions

Textco, Inc.

On February 19, 2002, we purchased all of the outstanding stock of Textco, Inc. in exchange for the issuance of 218,737 shares of our common stock with a value of approximately $329,000 based on the average market price over the five-day period beginning two days before and ending two days after the acquisition date, cash payments in the amount of $393,000 (including $118,000 for acquisition-related expenses) and the assumption of $37,000 in net liabilities of Textco. This acquisition was accounted for using the purchase method of accounting. The results of Textco’s operations have been included in the consolidated financial statements since the date of acquisition.

The merger agreement includes incentive payments upon achievement of cumulative revenue targets during the first year. Cash of $180,000 and 269,215 shares of common stock related to the incentive payments have been placed in escrow. The cash is included in our restricted cash disclosures. Since the cumulative revenue targets were achieved during 2002, the escrowed incentive payments have been earned, with the stock valued at $121,000. The additional $301,000 of purchase price was allocated to the developed software technology.

Of the total purchase price, $911,000 was allocated to the developed software technology and $106,000 was allocated to non-competition agreements. These assets are being amortized over a period of two to three years. An insignificant amount of purchase price was allocated to the tangible assets.

The purchase of Textco expanded our software product offerings into the early stages of drug discovery research via biological research software and increased penetration into targeted biotechnology, pharmaceutical and research organizations. Textco’s products are used by molecular biologists. Installations include commercial and academic research organizations and research universities. Textco’s two primary products, Gene Construction Kit and Gene Inspector, provide users with an intuitive, graphical technology for gene cloning projects, DNA sequence analyses and experiment tracking via electronic notebooks.

Groton NeoChem

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

The entire purchase price, approximately $449,000, was allocated to developed software technology, which is being amortized over the estimated useful life of the software, which is three years.

The Groton NeoChem products are an additional step in our strategy of building a comprehensive set of enterprise solutions for high-throughput research. These solutions facilitate the capture, organization, management, analysis and presentation of data by integrating advanced software and analytical instrument technology.

The employment agreements of key personnel include incentive payments of up to approximately $188,000 (based upon the December 31, 2002 employment status of personnel) payable upon achievement of cumulative revenue targets during the first year. The payments may be made in the form of cash, stock or a combination of both depending upon our election.

HigherMarkets, Inc

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

The merger agreement includes incentive payments upon achievement of cumulative revenue targets during the first year. Common stock of 217,391 shares related to the incentive payments has been placed in escrow. Since the cumulative revenue targets were achieved, the escrowed incentive payments have been earned, with the stock valued at $98,000. This additional purchase price amount was allocated to the customer agreements.

Of the total purchase price, $50,000 was allocated to fixed assets, $203,000 to the developed software technology and $391,000 to customer agreements. These assets are being amortized over a period of two to four years. In addition, approximately $95,000 of the total purchase price was allocated to cash and investments leaving $28,000 allocated to various current assets.

The purchase of HigherMarkets expanded our software product offerings into the higher education marketplace via the HigherMarkets hosted procurement solutions designed to meet the unique needs of this industry. HigherMarkets’ products are used by researchers and procurement departments of universities, colleges, research institutions and other post-secondary education entities.

The Textco and Groton NeoChem acquisitions were not significant. Therefore, pro forma financial information has only been presented for the HigherMarkets acquisition (see Note 3 to the Consolidated Financial Statements).

Restructuring

As part of a restructuring program announced in November 2000, we reduced our workforce by approximately 10%. In connection with this reduction, we recorded a charge of approximately $2.2 million in the fourth quarter of 2000 related to separation benefits paid to those affected employees and the write-down of assets related to unprofitable business lines. In the first and second quarters of 2001, we further reduced the number of full-time employees by approximately 100 and 130 people, respectively. The second quarter reduction was part of a restructuring program announced in June 2001, which included charges of approximately $1.6 million for separation benefits to those affected employees, $6.7 million of asset writedowns and approximately $2.4 million of other costs and lease obligations relating to the unprofitable business lines to be eliminated. Due to the additional excess occupancy costs resulting from both an increase in the amount of unutilized rental space and an increase in the estimated number of months before receiving anticipated sublease proceeds because of the depressed local commercial real estate markets, we reevaluated the 2001 provision for excess office capacity and increased the charge for restructuring by $2.9 million during 2002.

Change in Business Procedure Affecting Revenue Reporting

Prior to May 1, 2001, we took legal title to the scientific products that we purchased from our suppliers and that, in turn, were sold to our customers in e-commerce transactions. As of May 1, 2001, we no longer took legal title to these products. Instead, we acted as an agent on behalf of the customer, and title passed directly from the supplier to the customer. This change allowed us to reduce or eliminate some of our general and administrative expenses, such as product insurance, regulatory compliance, sales tax filings and other related order-processing costs. We continued to be responsible for the collection of the receivables and to bear the resulting credit risk.

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

Application of Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles utilized in the U.S. Our significant accounting policies are fully described in Note 2 to the consolidated financial statements included under Item 8 of Form 10-K. However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require a higher degree of judgment and complexity. While the estimates and judgments associated with the application of these policies may be affected by different assumptions and conditions, we believe the estimates and judgments associated with the reported amounts are appropriate in the circumstances. Our management has discussed each of the estimates and judgments described below with the AuditCommittee of the Board of Directors and has received input from the members of the committee on these estimates and judgments. The following is a summary of our more significant accounting policies and how they impact our financial statements.

License fees and other professional services revenue.    We sell software licenses and provide professional services to implement and configure the software to meet customer needs. We record the revenue from the sale of software licenses and custom development and implementation services under fixed-fee contracts using the percentage-of-completion method over the term of the development and implementation services. Therefore, the amount of revenue recognized is sensitive to the estimates to complete the remaining services. These estimates are reviewed and revised monthly. Estimates are based on project managers’ detailed implementation plans predicated on significant historical experience. If increases in projected costs to complete are sufficient to create an overall loss on an in-process contract, the entire estimated loss is charged against income in the period the estimated loss is initially identified. Revenue from the sale of standardized versions of our software is recorded upon customer acceptance. We also sell maintenance contracts, which are recognized over the term of the arrangement. In addition, we sell subscriptions to our hosted e-procurement solutions. The implementation services and the total subscription fees attributable to our hosted solutions are recognized ratably over the term of the agreement.

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

Allowance for doubtful accounts.    We bear all risk of loss on credit sales of products in e-commerce transactions as well as sales of licenses and professional services. The allowance for doubtful accounts at December 31, 2002 represents approximately 13% of total gross accounts receivable. Management’s estimate is developed from analysis of each individual customer account. Based on current economic conditions and historical experience, we believe that the allowance is adequate. However, if general economic conditions worsen, it could negatively impact the ability of customers to pay their obligations to us.

Prior to June 30, 2002, we had a receivable from a customer that was within the final months of a multi-year equipment financing arrangement that began during 2000. We maintained a security interest through UCC filings in the underlying equipment. During the second quarter of 2002, the customer failed to make payments in a timely manner, and accordingly, we initiated legal action. During the third quarter of 2002, a settlement was reached, whereby we received cash of $987,500 and the return of substantially all of the underlying collateral. The net value of this receivable (approximately $140,000) was reclassified from accounts receivable to inventory and is presented in the prepaid expenses and other current assets classification of the Consolidated Balance Sheet as of December 31, 2002.

Deferred customer acquisition costs.    Deferred customer acquisition costs relate to common stock warrants given to several key suppliers and buyers of scientific products. The amount of deferred customer acquisition costs is and will be adjusted in each reporting period based on changes in the fair value of the underlying common stock until the warrants are fully vested and non-forfeitable. Deferred customer acquisition costs will be amortized as a non-cash charge to sales and marketing expense over the term of the related contractual relationship using a cumulative catch-up method. The terms of the contractual relationships range from three to five years. The value of these warrants is adjusted each reporting period based upon the closing trading price of our common stock at each balance sheet date. As discussed above, changes in our closing trading price from one reporting period to the next will affect our amortization of these costs, and consequently, our results of operations. Because the amortization of these costs is dependent upon the trading price of our common stock, we cannot predict the future impact of this amortization on our results from operations. However, due to the reduced number of warrants outstanding as of December 31, 2002, we do not anticipate the amortization in future periods to be material.

Goodwill and intangible asset valuation.    We have historically evaluated the recoverability of goodwill and other intangible assets recorded on our balance sheet based on the estimated future undiscounted cash flows attributable to the assets or asset groups to which such goodwill and intangible assets relate. We test the carrying value of goodwill annually and identifiable intangible assets when a triggering event indicates the carrying value of those identifiable intangibles may exceed the anticipated undiscounted cash flows. We base the estimated future cash flows on actual operating budgets and other assumptions that management deems reasonable. However, because we transitioned our revenue model from e-commerce transactions to a software and related services model in 2001, there is limited history with which to base future estimated cash flows. If future operations are below our current expectations, we may need to revise these cash flow estimates downward, which may then require a writedown. Any resulting writedown may be material to our financial position and results of operations.

New accounting standards require a change in the methodology for measuring impairment by estimating fair value by using a discounted cash flow approach rather than an undiscounted cash flow approach (see Notes 2 and 7 to the Consolidated Financial Statements). The assumptions used in discounting cash flows attributable to the reporting units or asset groups to which goodwill and intangible assets relate, could have a material impact on our estimates of the recoverability and fair value of these assets and, in turn, impact the necessity and magnitude of a future impairment charge.

We adopted Statement of Financial Accounting Standards No. 142, “Goodwill and other Intangible Assets” (“SFAS No. 142”) effective January 1, 2002. This statement addresses accounting and reporting for acquired goodwill and intangible assets. In accordance with the transitional provisions of SFAS No. 142, we determined that the carrying value of goodwill and related assets exceeded their fair value. As a result, we recognized a charge to income of $38,257,357 ($1.30 per share), as the cumulative effect of a change in accounting principle during the first quarter of 2002. As of the end of each period presented, all of our intangible assets had definitive lives and were being amortized accordingly.

We evaluate the recoverability of our intangible assets subject to amortization in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”). SFAS No. 144 requires long-lived assets to be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment is recognized in the event that the net book value of an asset exceeds the sum of the future undiscounted cash flows attributable to such asset or the business to which such asset relates and the net book value exceeds fair value. The impairment amount shall be measured as the amount by which the carrying amount of a long-lived asset (or asset group) exceeds its fair value.

In March 2000, we acquired all of the outstanding common and preferred stock of EMAX Solution Partners, Inc. and allocated $22,000,000 of the purchase price to trademarks. Subsequently, the value of the trademarks was being amortized to expense over a three-year period. During the first quarter of 2002, we discontinued utilizing the EMAX trademarks, and accordingly, determined that the carrying value of the trademarks had been impaired. As a result, we recognized a charge to income of $7,155,914, the unamortized balance at March 31, 2002, ($0.24 per share) in the first quarter of 2002.

Restructuring.    As noted above, we previously announced two restructuring programs in prior years involving exiting certain unprofitable business lines. Various estimates developed from assumptions are involved in calculating the restructuring charges, especially related to lease obligations. Generally accepted accounting principles require that continuing lease obligations no longer providing economic benefit be calculated and offset by estimated sublease proceeds obtainable for the property. Estimating the potential sublease proceeds is dependent upon our ability to predict general and local economic market conditions.

Due to the additional excess occupancy costs resulting from both an increase in the amount of unutilized rental space and an increase in the estimated number of months before receiving anticipated sublease proceeds because of the depressed local commercial real estate markets, we reevaluated the 2001 provision for excess office capacity and increased the charge for restructuring by $2.9 million during 2002.

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

Internal Controls

Our Chief Executive Officer and Chief Financial Officer have reviewed our company’s disclosure controls and procedures as of a date within 90 days prior to this report (the “Evaluation Date”). Based on this review, these officers believe that such disclosure controls and procedures as of the Evaluation Date were adequate to ensure that material information relating to our company, including its consolidated subsidiaries, is made known to management by others within the company and its consolidated subsidiaries. There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date.

Results of Operations

The following table sets forth certain operating data as a percentage of total revenues for the periods indicated.

	2000	2001	2002
Statement of Operations Data:
Revenues:
License fees and other professional services	10.7%	30.1%	100.0%
E-commerce	89.3	69.9	—

	100.0	100.0	100.0

Cost of revenues:
License fees and other professional services	6.8	22.0	104.3
E-commerce	86.5	66.4	—

	93.3	88.4	104.3

Gross profit:
License fees and other professional services	3.8	8.1	(4.3)
E-commerce	2.9	3.5	—

	6.7	11.6	(4.3)

Operating expenses:
Development	32.9	48.6	107.4
Sales and marketing	38.8	49.5	65.5
General and administrative	106.4	236.1	147.2
Purchased in-process research and development	1.4	—	—
Restructuring	4.3	45.9	40.1
Impairment of intangible assets	—	—	99.1

Total operating expenses	183.8	380.1	459.3

Operating loss	(177.1)	(368.5)	(463.6)
Net other income (expense)	13.8	11.6	13.1

Loss before income tax benefit and cumulative effect of accounting change	(163.3)	(356.9)	(450.5)
Income tax benefit	0.1	—	—

Loss before cumulative effect of accounting change	(163.2)	(356.9)	(450.5)
Cumulative effect of accounting change for impairment of goodwill	—	—	(529.8)

Net loss	(163.2)%	(356.9)%	(980.3)%

Year Ended December 31, 2002 and 2001

Revenues

Revenues for the years ended December 31, 2002 and 2001 have been derived primarily from the sale of licenses to our software products, the implementation and customization of our software products and, during 2001, from the sale of scientific products and scientific equipment in e-commerce transactions.

During the years ended December 31, 2002 and 2001, we recognized $7.2 million and $7.0 million, respectively, of revenue from fees from licenses and other professional services. These amounts include revenue related to advertising sold in the BioSupplyNet Source Book of $410,000 and $650,000, respectively, which is recorded annually when the Source Book is published.

E-commerce transaction revenues were $16.2 million for the year ended December 31, 2001. As we previously discussed, effective May 1, 2001, we discontinued taking legal title to products we purchased from our suppliers and, in turn, sold to our customers. As a result, for products sold after May 1, 2001, we recorded revenue as the net commission that we earned for processing the transaction. Therefore, revenues for the year ended December 31, 2001 were composed of sales prior to May 1, 2001, totaling $15.7 million, which were recorded on a gross basis and $0.5 million representing the commissions earned on transactions processed after May 1, 2001. The total value of scientific product transactions processed during the year ended December 31, 2001 was $25.7 million. There were no e-commerce transaction revenues in 2002.

During the year ended December 31, 2002, two customers accounted for 18% and 12%, respectively, of gross revenues. There can be no assurance that these customers will continue to purchase at these levels.

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

Cost of revenues for license fees and other professional services for the years ended December 31, 2002 and 2001 were $7.5 million and $5.1 million, respectively, of which $4.7 million and $2.7 million, respectively, related to the amortization of capitalized software development costs. Also included in the cost of revenues for license fees and other professional services were the costs related to the BioSupplyNet Source Book of $190,000 and $290,000, during the years ending December 31, 2002 and 2001, respectively.

Cost of e-commerce revenues was $15.4 million for the year ended December 31, 2001. We discontinued our order-processing services during the second half of 2001. Therefore, there were no costs of e-commerce revenues in 2002.

Gross Profit

Gross profit decreased to $(0.3) million for the year ended December 31, 2002 from $2.7 million for the year ended December 31, 2001.

Gross profit from licenses and professional fees was $(0.3) million and $1.9 million for the years ended December 31, 2002 and 2001, respectively, of which $(0.5) million and $1.5 million, respectively, related to license fees and $220,000 and $360,000, respectively, were derived from the Source Book. The reduction in gross margin is primarily attributable to increased amortization of acquired and capitalized software development costs due to technology added from recent acquisitions and our Enterprise Substance Manager software.

Gross profit on the sale of scientific products and equipment was $0.8 million for the year ended December 31, 2001, which represented approximately a 5.2% gross profit. The gross profit percentage on all products sold would have been 3.3% for the year ended December 31, 2001, had we continued to take legal title to products sold. There were no sales of scientific products in 2002.

Operating Expenses

Development Expenses.    Development expenses consist primarily of personnel and related costs to develop, operate and maintain our software, aggregate data and the amortization of capitalized development costs. Development costs decreased to $7.8 million for the year ended December 31, 2002 from $11.3 million for the year ended December 31, 2001. This decrease resulted from decreased expenses required to develop our e-commerce fulfillment system and list suppliers’ products on our web sites as we transitioned out of the order processing business model. We reduced our development costs related to our e-commerce business as we focused on selling software and services. During the years ended December 31, 2002 and 2001, we capitalized approximately $2.3 million and $6.2 million, respectively, of certain costs related to software and web site development projects. We expect our development expenses to decrease in 2003 as compared to 2002 as a result of personnel reductions.

Included in development cost is the amortization of non-cash stock-based employee compensation expense, which totaled $0.3 million and $0.4 million for the years ended December 31, 2002 and 2001, respectively. This is primarily due to stock options that had been issued to employees with exercise prices less than fair value on the date of grant since December 31, 1999. Deferred compensation recorded due to the issuance of such stock options is charged to stock-based employee compensation expense over the vesting term of the options.

Sales and Marketing Expenses.    Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, travel expenses, public relations expenses and marketing materials. Sales and marketing expenses decreased to $4.7 million for the year ended December 31, 2002 from $11.5 million for the year ended December 31, 2001. This decrease resulted primarily from reducing the number of sales and marketing personnel to market our products and services and from reducing advertising and promotion expenses for our e-commerce marketplace and from a credit of $(0.4) million related to the non-cash stock-based customer acquisition costs described below. Sales and marketing expenses for years ended December 31, 2002 and 2001 include $0.1 million and $0.2 million, respectively, of amortization of non-cash stock based employee compensation. Also included in sales and marketing expenses for the years ended December 31, 2002 and 2001 is amortization (benefit) expense of non-cash stock based customer acquisition costs of ($0.4) million and $2.1 million, respectively.

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

We expect our sales and marketing expenses in 2003, apart from the amortization of stock-based customer acquisition costs, to be somewhat higher than 2002, as we expand our sales and marketing efforts to introduce and sell the new products that we have acquired and developed.

General and Administrative Expenses.    General and administrative expenses consist primarily of personnel and related costs for our general corporate functions, including finance, accounting, legal, human resources, investor relations, facilities, amortization of intangibles and non-cash stock based employee compensation. General and administrative expenses decreased to $10.6 million for the year ended December 31, 2002 from $54.8 million for the year ended December 31, 2001. General and administrative expenses in 2001 includes amortization of goodwill and other intangible assets of $39.6 million, as compared to $1.8 million of amortization of other intangible assets in 2002, relating primarily to our March 2000 acquisition of EMAX. There was no goodwill amortization during 2002 as a result of the change in accounting for goodwill as discussed in Note 7 of the Consolidated Financial Statements. As a result of the discontinued use of the EMAX trademarks, only $1.8 million of the related amortization was recorded in 2002 as discussed in Note 7 of the Consolidated Financial Statements. General and administrative expenses also include a charge of $0.1 million and $0.5 million relating to non-cash stock based employee charges in the years ended December 31, 2002 and 2001, respectively. General and administrative expenses before these non-cash charges decreased by $5.9 million, primarily due to reduced personnel. We expect general and administrative expenses in 2003 to be comparable to the 2002 level.

Restructuring.    In June 2001, we announced a restructuring of our business to essentially eliminate outsourced procurement services. The restructuring included the elimination of certain unprofitable business lines and a resultant reduction in workforce of approximately half of the employees located in the United States. The total restructuring charge in 2001 was $10.7 million and included approximately $1.6 million for employee separation benefits, $6.7 million of assets and approximately $2.4 million of other costs and lease obligations relating to the unprofitable business lines to be eliminated. During 2002, we increased the charge for restructuring by $2.9 million to reflect the additional excess occupancy costs we anticipate incurring until we are able to sublet the excess office space.

Impairment of Intangible Assets.    We evaluate the recoverability of our intangible assets subject to amortization in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 requires long-lived assets to be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment is recognized in the event that the net book value of an asset exceeds the sum of the future undiscounted cash flows attributable to such asset or the business to which such asset relates and its net book value exceeds fair value. The impairment amount is measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value.

In March 2000, we acquired all of the outstanding common and preferred stock of EMAX and allocated $22,000,000 of the purchase price to trademarks. Subsequently, we were amortizing the value of the trademarks to expense over a three-year period. During the first quarter of 2002, we discontinued utilizing the EMAX trademarks and, accordingly, determined that the carrying value of the trademarks had been impaired. As a result, we recognized a charge to income of $7,155,914, the unamortized balance at March 31, 2002, ($0.24 per share) in the first quarter of 2002 (see Note 7 of the Consolidated Financial Statements for additional discussion).

Other Income (Expense)

Other income (expense) primarily consists of interest income earned on cash deposited in money market accounts and other short and long-term investments partially reduced by interest expense incurred on capital lease and debt obligations. Net other income (expense) decreased to $0.9 million for the year ended December 31, 2002 from $2.7 million for the year ended December 31, 2001. This decrease was primarily from reduced interest income resulting from our use of cash and investments to fund operations during 2001 and 2002 as well as a reduction in interest rates between the comparative periods. We expect net interest income to continue to be lower in 2003 than in 2002.

Cumulative Effect of Accounting Change

We adopted Statement of Financial Accounting Standards No. 142, “Goodwill and other Intangible Assets” (“SFAS No. 142”) effective January 1, 2002. This statement addresses accounting and reporting for acquired goodwill and intangible assets. In accordance with the transitional provisions of SFAS No. 142, we determined that the carrying value of goodwill and related assets exceeded their fair value. As a result, we recognized a charge to income of $38,257,357 ($1.30 per share) of goodwill impairment as the cumulative effect of a change in accounting principle during the first quarter of 2002.

Net Loss

Net loss decreased to $70.8 million for the year ended December 31, 2002 from $82.8 million for the year ended December 31, 2001.

Year Ended December 31, 2001 and 2000

Revenues

Revenues for the years ended December 31, 2001 and 2000 have been derived primarily from the sale of licenses to our software products, the implementation and customization of our software products and from the sale of scientific products and scientific equipment in e-commerce transactions.

During the years ended December 31, 2001 and 2000, we recognized $7.0 million and $6.3 million, respectively, of revenue from fees from licenses and other professional services. These amounts include revenue related to advertising sold in the BioSupplyNet Source Book of $650,000 and $790,000, respectively. Such revenue is recorded annually when the Source Book is published.

E-commerce revenues decreased to $16.2 million for the year ended December 31, 2001 from $45.4 million for the year ended December 31, 2000. As we previously discussed, effective May 1, 2001, we discontinued taking legal title to products we purchased from our suppliers and, in turn, sold to our customers. As a result, for products sold after May 1, 2001, we record revenue as the net commission that we earn for processing the transaction. Therefore, revenues for the year ended December 31, 2001 were comprised of sales prior to May 1, 2001, totaling $15.7 million, which were recorded on a gross basis and commissions earned on transactions for orders placed on or after May 1, 2001 totaling $0.5 million. The value of product transactions for which we did not take title was $10.0 million. Therefore, the total value of scientific product transactions processed during the year ended December 31, 2001 was $25.7 million. This is compared to $34.2 million of sales of scientific products and $11.2 million of scientific equipment during the year ended December 31, 2000. There were no sales of scientific equipment in 2001.

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

Cost of revenues for license fees and other professional services for the years ended December 31, 2001 and 2000 was $5.1 million and $3.8 million, respectively, of which $2.7 million and $1.5 million, respectively, related to the amortization of capitalized software development costs. Also included in the cost of revenues for license fees and other professional services are the costs related to the BioSupplyNet Source Book of $290,000 and $310,000, during the years ending December 31, 2001 and 2000, respectively.

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

Gross profit from licenses and professional fees was $1.9 million and $2.5 million, for the years ended December 31, 2001 and 2000, respectively, of which $1.5 million and $2.0 million, respectively, related to license fees and $360,000 and $480,000, respectively, were derived from the Source Book.

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

Operating Expenses

Development Expenses.    Development expenses consist primarily of personnel and related costs to develop, operate and maintain our software, aggregate data and the amortization of capitalized development costs. Development costs decreased to $11.3 million for the year ended December 31, 2001 from $17.0 million for the year ended December 31, 2000. This decrease resulted from decreased expenses required to develop our e-commerce fulfillment system and list suppliers’ products on our web sites as we transitioned out of the order processing business model. We reduced our development costs related to our e-commerce business as we focused on selling software and services. During the years ended December 31, 2001 and 2000, we capitalized approximately $6.2 million and $8.0 million, respectively, of certain costs related to software and web site development projects.

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

General and Administrative Expenses.    General and administrative expenses consist primarily of personnel and related costs for our customer care department and general corporate functions, including finance, accounting, legal, human resources, investor relations, facilities, amortization of goodwill and non-cash stock based employee compensation. General and administrative expenses decreased to $54.8 million for the year ended December 31, 2001 from $55.0 million for the year ended December 31, 2000. General and administrative expenses include an increase in goodwill amortization of $7.9 million relating primarily to our acquisition of EMAX in March 2000. There was no goodwill amortization related to EMAX during the first three months of 2000. This increase in goodwill amortization is offset by reduced personnel and related costs in these functional areas. Amortization of goodwill, resulting primarily from the acquisition of EMAX in March 2000, and other intangibles was $39.6 million and $31.8 million during the years ended December 31, 2001 and 2000, respectively. General and administrative expenses also include a charge of $0.5 million and $2.5 million relating to non-cash stock based employee charges in the years ended December 31, 2001 and 2000, respectively. General and administrative expenses before these non-cash charges decreased by $6.1 million, primarily due to reduced personnel.

Purchased In-process Research and Development.    For the year ended December 31, 2000, we recognized an in-process research and development charge of $0.7 million as a result of the acquisition of EMAX. Based on management’s valuation of EMAX and its assets, we allocated $0.7 million of the EMAX purchase price of $123 million to software products being developed by EMAX that had not reached technological feasibility and had no alternative use at the date of the acquisition of EMAX. We did not acquire any in-process research and development in 2001.

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

Other Income (Expense)

Other income (expense) consists of interest income earned on cash deposited in money market accounts and other short and long- term investments partially reduced by interest expense incurred on capital lease obligations. Net interest income decreased to $2.7 million for the year ended December 31, 2001 from net interest income of $7.1 million for the year ended December 31, 2000. This decrease resulted from our use of cash and investments to fund operations during 2000 and 2001 and a reduction in interest rates during 2001.

Income Tax Benefit

Income tax benefit decreased to zero for the year ended December 31, 2001 from $0.1 million for the year ended December 31, 2000. The decrease in income tax benefit was the result of the reduction in net deferred tax liabilities to zero during the year ended December 31, 2000.

Net Loss

Net loss decreased to $82.8 million for the year ended December 31, 2001 from $84.3 million for the year ended December 31, 2001.

Quarterly Results of Operations

The following is a table of our unaudited quarterly statement of operations data for each of the periods indicated. This information is unaudited, but in our opinion, has been prepared substantially on the same basis as our audited financial statements, which are included elsewhere in this report. All necessary adjustments, consisting only of normal recurring adjustments, have been included in these amounts to present fairly the unaudited quarterly results of operations. You should read this quarterly data in conjunction with our audited financial statements. You should not view the results of operations for any period as an indication of the results of operations for any future period.

	Quarter Ended
	2001				2002
	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31
Revenues	$12,587	$6,110	$2,220	$2,294	$1,677	$2,164	$1,664	$1,716
Costs of revenues	12,289	5,188	1,530	1,502	1,540	2,193	1,936	1,860

Gross profit	298	922	690	792	137	(29)	(272)	(144)

Operating expenses:
Development	4,213	3,059	2,159	1,860	1,875	2,032	2,296	1,552
Sales and marketing	4,333	2,676	1,626	2,857	1,881	88	1,234	1,526
General and administrative	15,331	14,774	13,062	11,633	3,843	1,817	2,115	2,854
Restructuring	—	10,650	—	—	—	—	—	2,900
Impairment of intangible assets	—	—	—	—	7,156	—	—	—

Total operating expenses	23,877	31,159	16,847	16,350	14,755	3,937	5,645	8,832

Operating loss	(23,579)	(30,237)	(16,157)	(15,558)	(14,618)	(3,966)	(5,917)	(8,976)
Net other income (expense)	1,123	836	513	222	295	284	199	168

Loss before cumulative effect of accounting change	(22,456)	(29,401)	(15,644)	(15,336)	(14,323)	(3,682)	(5,718)	(8,808)
Cumulative effect of accounting change for goodwill	—	—	—	—	(38,257)	—	—	—

Net loss	$(22,456)	$(29,401)	$(15,644)	$(15,336)	$(52,580)	$(3,682)	$(5,718)	$(8,808)

Net loss per common share—basic and diluted:
Before cumulative accounting change	$(0.78)	$(1.02)	$(0.54)	$(0.53)	$(0.49)	$(0.13)	$(0.19)	$(0.30)
Cumulative effect of accounting change	—	—	—	—	(1.32)	—	—	—

Net loss per common share—basic and diluted	$(0.78)	$(1.02)	$(0.54)	$(0.53)	$(1.81)	$(0.13)	$(0.19)	$(0.30)

Weighted average common shares outstanding—basic and diluted	28,798	28,953	29,072	28,849	29,012	29,256	29,739	29,747

We have a limited operating history upon which to evaluate our business and to predict revenues and plan operating expenses. We expect our quarterly operating results to vary significantly in the future due to a variety of factors, many of which are outside our control. Our revenues decreased in 2001 and 2002 as we transitioned our business from processing e-commerce transactions to providing software and related services.

Liquidity and Capital Resources

We have primarily funded our operations through private placements of our preferred stock during 1998 and 1999 and our initial public offering, which closed in November 1999. As of December 31, 2002, we had total cash and investments of $31.2 million, which is comprised of cash and cash equivalents of $11.5 million, short-term investments of $10.4 million and long-term investments of $9.3 million.

Cash used in operating activities was $10.0 million and $15.6 million during the years ended December 31, 2002 and 2001, respectively. Cash used in operating activities was principally for the development of our software solutions, our sales and marketing efforts, administration and operations for support of our growth, payments to our suppliers for purchases of scientific products in 2001 and the development of our e-commerce marketplace in 2001.

Cash provided (used) by investing activities during the years ended December 31, 2002 and 2001 was ($3.1) million and $21.2 million, respectively. Cash used in investing activities has primarily been comprised of purchases of investments in US government obligations, commercial paper and corporate bonds, net of maturities, purchases of computer equipment and the capitalization of certain costs associated with the development of our web sites and with the development of research software systems. Cash was primarily provided from the maturity of investments.

Cash used by financing activities during the years ended December 31, 2002 and 2001 was $0.8 million and $0.4 million, respectively. During the year ended December 31, 2001, we borrowed $2.3 million and repaid lease obligations of $2.6 million. During 2002 and 2001, we repurchased 423,400 and 304,000 shares of its common stock for $0.4 and $0.3 million, respectively. During the years ended December 31, 2002 and 2001, we received approximately $0.1 million and $0.2 million, respectively, in proceeds from exercises of stock options and warrants and from purchases under the employee stock purchase plan.

Over the last 24 months we have incurred cumulative operating losses of $119.0 million and used $25.5 million of cash in operations. We have reduced our spending to an average of $2.5 million for net cash used in operating activities for each of the last six quarters following our restructuring. Based on this spending level, adjusted for our anticipated additional capital needs, we believe that our existing cash and investments of $31.2 million at December 31, 2002 will be sufficient to satisfy our cash requirements for more than the next year. There are significant uncertainties, based on recent economic conditions and our limited operating experience as a software and related services provider, as to whether debt or equity financing will be available if we are required to seek additional funds. Even if we are able to secure funds in the debt or equity markets, we may not be able to do so on terms that are favorable or acceptable to our stockholders. Any additional equity financing, if available, would likely result in substantial dilution to our existing stockholders.

If we are unable to raise additional capital to continue to support our operations, we might be required to scale back, delay or discontinue one or more of our product offerings, which could have a material adverse effect on our business. Reduction or discontinuation of any one of our business components or product offerings could result in additional charges, which would be reflected in the period of the reduction or discontinuation.

Related Party Transactions

In February 2002, we guaranteed an $80,000 loan for Mr. M. Scott Andrews, a member of the Board of Directors and co-founder. We secured the loan with a certificate of deposit in a like amount. The loan bears interest at prime rate and becomes payable in full in February 2004. We have agreed to reimburse Mr. Andrews for interest paid on this loan. The transaction was approved by a majority of our disinterested directors. In 2002, we reimbursed Mr. Andrews for interest payments totaling $2,842.

The Sarbanes-Oxley Act of 2002 prohibits companies from extending credit or arranging for the extension of credit for any director or executive officer in the form of a personal loan. Credit arrangements that were in place prior to this act may be maintained, but not renewed. Accordingly, we are fully compliant with this act and will not renew our guarantee after the maturity of this loan. As this loan approaches the repayment date, it is likely that Mr. Andrews will sell a portion of his shares of our common stock to repay the guaranteed loan.

In February 2002, we renewed our guarantee of a loan by Mr. James J. Scheuer from Wachovia Bank, NA in the amount of $61,750. Mr. Scheuer applied for the loan primarily in order to pay tax liabilities and other expenses incurred in connection with the exercise of stock options by Mr. Scheuer during 1999 and 2000. The loan was unsecured and was due December 31, 2002. Mr. Scheuer repaid the loan in 2002. The loan bore interest at the prime rate. We agreed to reimburse Mr. Scheuer for all interest paid on the loan. In 2002, we reimbursed Mr. Scheuer for interest payments totaling $3,524.

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

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”) the major provisions of which include: (1) the ceasing of amortization of goodwill and indefinite lived intangible assets, (2) the testing for impairment of goodwill and indefinite lived intangible assets at least annually, and (3) the removal of the restriction that the maximum amortization period of intangible assets with finite lives be limited to 40 years. The provisions of SFAS No. 142 were effective beginning with our 2002 fiscal year. Any impairment losses from the initial application were to be reported as a cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, “Accounting Changes.” We adopted SFAS No. 142 effective January 1, 2002, and in accordance with its transitional provisions, we determined that the carrying value of goodwill and related assets exceeded their fair value. As a result, we recognized a charge to income of $38,257,357 ($1.30 per share), as the cumulative effect of a change in accounting principle during the first quarter of 2002. As of the end of each period presented, all of our intangible assets had definitive lives and were being amortized accordingly.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 requires recording the fair value of a liability for an asset retirement obligation in the period in which it is incurred, and a corresponding increase in the carrying value of the related long-lived asset. Over time, the liability is accreted using the original discount rate when the liability was initially recognized, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, it is either settled for its recorded amount or a gain or loss upon settlement is recorded. The provisions of SFAS No. 143 will be effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have any impact on our financial statements or results of operations.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144, while retaining the fundamental recognition and measurement provision of SFAS No. 121, establishes a “primary-asset” approach to determining the cash flow estimation period for a group of assets and liabilities. Similarly, SFAS No. 144 retains the basic provisions of APB Opinion No. 30, but broadens the presentation to include a component of an entity. In addition, discontinued operations are no longer measured on a net realizable value basis and future operating losses are no longer recognized before they occur. Rather, discontinued operations are carried at the lower of carrying amount or fair value less cost to sell. Application of the provisions of SFAS No. 144 was required beginning with our 2002 fiscal year. The adoption of SFAS No. 144 did not have a material impact on our financial statements or results of operations.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF No. 94-3”). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This is in contrast to EITF 94-3 that required recognition of a liability upon an entity’s commitment to an exit plan. SFAS No. 146 concludes that a commitment, by itself, does not create a present obligation meeting the definition of a liability. This statement establishes fair value as the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have any impact on our financial statements or results of operations.

In November 2002, the Financial Accounting Standards Board issued Financial Accounting Series FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34” (“FIN No. 45”). FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements regarding its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The interpretive guidance incorporated without change from Interpretation 34 continues to be required for financial statements for fiscal years ending after June 15, 1981—the effective date of Interpretation 34. The adoption of FIN No. 45 is not expected to have any impact on our financial statements or results of operations. The required disclosures for the year ended December 31, 2002 are presented in Note 15 of the Consolidated Financial Statements.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123” (“SFAS No. 148”) which amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. SFAS No. 148 amends Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” to require prominent disclosure in interim financial information. The provisions of SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002 with the interim reporting provisions effective for reporting periods beginning after December 15, 2002. The adoption of SFAS No. 148 did not have any material impact on our financial statements or results of operations. The required disclosures for the year ended December 31, 2002 are presented in Note 2 of the Consolidated Financial Statements.

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

Our business model has evolved considerably since our company’s inception. For instance, we launched our public e-commerce marketplace in April 1999. Beginning with our acquisition of EMAX in March 2000, we have increasingly focused our efforts on providing software products and services to enhance research operations for pharmaceutical, biotechnology and other research-based organizations. We discontinued our order processing services in 2001. In 2002, we acquired the business operations of Textco, Groton NeoChem and HigherMarkets, each of which added new products and/or target markets to our business model. Accordingly, we have only a limited operating history on which to evaluate our current business model. As a result of our limited operating history and the evolving nature of our business model, we may be unable to accurately forecast our revenues. We incur expenses based predominantly on operating plans and estimates of future revenues. Revenues to be generated from newly developed and evolving activities will be particularly difficult to forecast accurately. Our expenses are to a large extent fixed. We may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfalls. Accordingly, a failure to meet our revenue projections will have an immediate and negative impact on profitability. Finally, we cannot be certain that our evolving business model will be successful, particularly in light of our limited operating history.

We have a history of losses and anticipate incurring losses in the future. We may not achieve profitability.

We incurred a net loss of $70.8 million for the year ended December 31, 2002. To date, we have not realized any profits, and as of December 31, 2002, we had an accumulated deficit of $277 million. We expect to incur substantial operating losses and continued negative cash flow from operations for the foreseeable future. In fact, we expect to continue generating losses through at least 2003. We may not be able to increase revenues sufficiently to achieve profitability.

Our future profitability and cash flows are dependent upon our ability to control expenses.

Our operating plan to achieve profitability is based upon estimates of our future expenses. For instance, we significantly reduced our development expenses, certain sales and marketing expenses and general and administrative expenses since 2001. If our future expenses are greater than anticipated, our ability to achieve profitability when expected may be negatively impacted. In addition, greater than anticipated expenses may negatively impact our cash flows, which could cause us to expend our capital faster than anticipated. While we expect our existing capital to be sufficient for more than the next year, lower than expected cash flows due to increased expenses could require us to raise additional capital or significantly reduce expenses in order to maintain our operations. There can be no assurance that we will be able to raise such funds on favorable terms, or at all. Also, a large percentage of our expenses are relatively fixed, which may make it difficult to reduce expenses significantly in the future.

Our future profitability and cash flows are also dependent upon our ability to achieve revenue growth.

Our operating plan to achieve profitability is based upon estimates of our revenues and assumes that we will achieve license fee and related revenues that substantially exceed historical levels. Our ability to achieve this projected revenue growth is largely dependent on the results of our sales efforts. In 2002, we restructured our sales and marketing teams in an effort to increase our revenue generation, and we intend to increase certain sales and marketing expenses in 2003. We cannot assure you that our sales force will be successful in achieving the sales levels required to achieve profitability. If our future revenues are less than anticipated, our ability to achieve profitability when expected may be negatively impacted. In addition, lower than anticipated revenues may negatively impact our cash flows, which could cause us to expend our capital faster than anticipated. While we expect our existing capital to be sufficient for more than the next year, lower than expected cash flows as a result of lower revenues could require us to raise additional capital in order to maintain our operations. There can be no assurance that we will be able to raise such funds on favorable terms, or at all.

We are investing significantly in developing and acquiring new product and service offerings with no guarantee of success.

Expanding our product and service offerings is an important component of our business strategy. As such, we are expending a significant amount of our resources in these development and acquisition efforts. For instance, in 2002, we acquired additional products through our Textco, Groton NeoChem and HigherMarkets acquisitions. Any new offerings that are not favorably received by prospective customers could damage our reputation or brand name. Expansion of our services will require us to devote a significant amount of time and money and may strain our management, financial and operating resources. We cannot assure you that our development efforts will result in commercially viable products or services. In addition, we may bear development and acquisition costs in current periods that do not generate revenues until future periods, if at all. We expect to focus our future development efforts on our procurement product platform, which will result in reduced development efforts in other areas. To the extent that we incur expenses that do not result in increased current or future revenues, our earnings may be materially and adversely affected.

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

We expect that for the foreseeable future we will generate a significant portion of our revenues from a limited number of large customers. During the year ended December 31, 2002, two customers accounted for 18% and 12%, respectively, of our total revenues. In addition, large individual transactions with these customers may represent an increasing percentage of our revenues. These large transactions are often non-recurring, making it difficult to predict future transactions. The failure of one or more large transactions to occur in any given period may materially and adversely affect our revenues for that period. If we lose any of our large customers or if we are unable to add new large customers, our revenues will not increase as expected. In addition, our reputation and brand name would be harmed.

This customer concentration may also increase our accounts receivable credit risk from time to time. The failure by any large customer to make payments when due would negatively impact our cash flows. For instance, we had a receivable from a customer that was within the final months of a multi-year equipment financing arrangement that began during 2000. We maintained a security interest through UCC filings in the underlying equipment. During the second quarter of 2002, the customer failed to make payments in a timely manner, and accordingly, we initiated legal action. During the third quarter of 2002, a settlement was reached, whereby we received cash of $987,500 and the return of substantially all of the underlying collateral. The net value of this receivable (approximately $140,000) was reclassified from accounts receivable to inventory and is presented in the prepaid expenses and other current assets classification of the Consolidated Balance Sheet as of December 31, 2002. If it is subsequently determined that the returned equipment has a lower resale value than currently estimated, additional charges against operating results may be required.

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

We believe that establishing, maintaining and enhancing the SciQuest brand is critical in expanding our customer base. Some of our competitors already have well-established brands. Promotion of our brand will depend largely on continuing our sales and marketing efforts and providing high-quality products and services to our enterprise customers. We reduced our spending on sales and marketing significantly beginning in the fourth quarter of 2000 and through 2002. This reduction in spending could materially and adversely affect our sales and marketing efforts. While we intend to increase certain sales and marketing expenses in 2003, we cannot assure you that these additional expenses will be successful in generating additional revenue. We also launched a new marketing campaign in the second half of 2002. We cannot be certain that our new marketing efforts will be successful in marketing the SciQuest brand. If we are unable to successfully promote our brand, or if we incur substantial expenses in attempting to do so, our revenues and earnings could be materially and adversely affected.

Our future revenue growth could be impaired if our investment in indirect sales channels for our products is unsuccessful.

We have invested significant time and other resources in developing indirect sales channels for our products through relationships with companies such as SCT, Microsoft Solomon Great Plains and E&I Cooperative. We cannot assure you that our indirect sales channels will be successful or that we will be able to develop additional indirect sales channels. If these sales channels do not result in significant amounts of sales, our ability to achieve our revenue projections may be impaired. As we develop additional indirect sales channels, we may experience conflicts with our direct sales force to the extent that these sales channels target the same customer bases. Successful management of these potential conflicts will be necessary in order to maximize our revenue growth.

If we are not able to successfully integrate our systems with the internal systems of our customers, our operating costs and relationships with our suppliers and buyers will be adversely affected.

A key component of all services is the efficiencies created for suppliers and buyers through our products and services. In order to create these efficiencies, it will often be necessary that our systems integrate with customers’ internal systems, such as inventory, customer service, technical service, high through-put screening and robotic systems and financial systems. In addition, there is little uniformity in the systems used by our customers. If these systems are not successfully integrated, relationships with our customers will be adversely affected, which could have a material adverse effect on our financial condition and results of operations.

If we are unable to adapt our products and services to rapid technological change, our revenues and profits could be materially and adversely affected.

Rapid changes in technology, products and services, user profiles and operating standards occur frequently. These changes could render our proprietary technology and systems obsolete. We must continually improve the performance, features and reliability of our products and services, particularly in response to our competition. We expect to focus our future development efforts on our procurement product platform. This will result in reduced development efforts for other product areas, which could result in those products becoming less competitive over time.

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

The market for technology solutions in the pharmaceutical, biotechnology, industrial research and higher education markets is new, rapidly evolving and intensely competitive. We experience competition from multiple sources, which makes it difficult for us to develop a comprehensive business strategy that addresses all of these competitive factors. Competition is likely to intensify as this market matures.

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

Our future revenue growth may be adversely affected by a significant reduction in spending in the life sciences, industrial research and higher education markets.

We derive a significant portion of our revenue from the life sciences, industrial research and higher education markets, primarily through fees for our software products and services. We expect our future growth to depend on spending levels in these markets. In addition, many companies have reduced spending on information technology products in response to current economic conditions. Any significant reduction in spending in the life sciences, industrial research and higher education markets may have a material adverse effect on our revenues.

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

We are dependent on proprietary content and technology licensed from third parties, the loss of which could be costly.

We license a portion of the content and proprietary technology for our products and services from third parties. These third-party licenses may not be available to us on favorable terms, or at all, in the future. In addition, we must be able to successfully integrate this content and proprietary technology in a timely and cost-effective manner to create an effective finished product. If we fail to obtain the necessary third-party licenses on favorable terms or are unable to successfully integrate this content and proprietary technology on favorable terms, it could have a material adverse effect on our business operations.

Product defects or software errors in our products could adversely affect our business due to costly redesigns, production delays and customer dissatisfaction.

Design defects or software errors in our products may cause delays to product introductions or reduce customer satisfaction, either of which could materially and adversely affect our product sales and revenues. Our software products are highly complex and may contain design defects or software errors from time to time that may be difficult to detect or correct. In addition, our products are often critical to our customers’ business operations, which may magnify the impact of any design defects or software errors. Although we have license agreements with our customers that contain provisions designed to limit our exposure to potential claims and liabilities arising from customers, these provisions may not effectively protect us against all claims. In addition, claims arising from customer dissatisfaction could significantly damage our reputation and sales efforts.

If we fail to attract and retain key employees, our business may suffer.

A key factor of our success will be the continued services and performance of our executive officers and other key personnel. If we lose the services of any of our executive officers, our financial condition and results of operations could be materially and adversely affected. We do not have long-term employment agreements with any of our key personnel. Our success also depends upon our ability to identify, hire and retain other highly skilled technical, managerial, editorial, sales, marketing and customer service professionals. Competition for such personnel is intense. We cannot be certain of our ability to identify, hire and retain sufficiently qualified personnel. For example, we may encounter difficulties in attracting a sufficient number of qualified software developers. Failure to identify, hire and retain necessary technical, managerial, editorial, merchandising, sales, marketing and buyer service personnel could have a material adverse effect on our financial condition and results of operations.

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

We intend to seek approval at our 2003 annual meeting of stockholders for our board of directors to be given the authority to implement a reverse stock split in an effort to increase our common stock price by reducing the number of shares outstanding. However, we cannot assure you that we will obtain the necessary stockholder approval to implement the reverse stock split or that the reverse stock split will result in a higher common stock price over an extended period of time. In addition, the reduced number of shares of common stock resulting from the reverse stock split could adversely affect the liquidity of our common stock.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Information concerning our directors and executive officers can be found in Part I, Item 1, of this Form 10-K under the caption “Directors and Executive Officers” in accordance with Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K. Additional information regarding our directors is presented under the caption “Election of Directors” in our definitive proxy statement for the annual meeting of stockholders to be held on April 30, 2003, which will be filed with the Securities and Exchange Commission on or about March 24, 2003, and is incorporated herein by reference.

Item 11.    Executive Compensation

Information in answer to Item 11 is presented under the caption “Compensation of Executive Officers and Other Information” excluding the information under the captions “Report of the Officer Compensation Committee on Executive Compensation” and “Stockholder Return Performance Graph” in our definitive proxy statement for the annual meeting of stockholders to be held on April 30, 2003, which will be filed with the Securities and Exchange Commission on or about March 24, 2003, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

Information in answer to Item 12 is presented under the caption “Stock Ownership” in our definitive proxy statement for the annual meeting of stockholders to be held on April 30, 2003, which will be filed with the Securities and Exchange Commission on or about March 24, 2003, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

Information in answer to Item 13 is presented in Part I, Item 7 of this Form 10-K under the caption “Related Party Transactions” in accordance with Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K. Information is also presented under the caption “Related Party Transactions” in our definitive proxy statement for the annual meeting of stockholders to be held on April 30, 2003, which will be filed with the Securities and Exchange Commission on or about March 24, 2003, and is incorporated herein by reference.

Item 14.    Internal Controls

Our Chief Executive Officer and Chief Financial Officer have reviewed our company’s disclosure controls and procedures as of a date within 90 days prior to this report (the “Evaluation Date”). Based on this review, these officers believe that such disclosure controls and procedures as of the Evaluation Date were adequate to ensure that material information relating to our company, including its consolidated subsidiaries, is made known to management by others within the company and its consolidated subsidiaries. There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)   1.  Financial Statements.

See the Index to Consolidated Financial Statements on page F-1 for a list of the financial statements filed herewith.

2.  Financial Statement Schedules.

Not applicable.

3.  List of Exhibits.

Exhibit Number	Description

3.1*	Second Amended and Restated Certificate of Incorporation of SciQuest.

3.2	Amendment to Second Amended and Restated Certificate of Incorporation of SciQuest.

3.3*	Amended and Restated Bylaws of SciQuest.

4.1*	See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws of SciQuest defining rights of the holders of Common Stock of SciQuest.

4.2*	Specimen Stock Certificate.

10.1*	SciQuest Stock Option Plan dated as of September 4, 1997.

10.2*	Amendment No. 1 to SciQuest Stock Option Plan dated as of September 11, 1998.

10.3*	Amendment No. 2 to SciQuest Stock Option Plan dated as of February 26, 1999.

10.4*	Amendment No. 3 to SciQuest Stock Option Plan dated as of March 1, 1999.

10.5*	Amendment No. 4 to SciQuest Stock Option Plan dated as of August 27, 1999.

10.6*	Sublease Agreement by and between Applied Innovation, Inc. and SciQuest dated March 11, 1999.

10.7*	Amendment No. 5 to SciQuest Stock Option Plan.

10.8*	SciQuest 1999 Stock Incentive Plan dated as of October 12, 1999.

10.9**	First Amendment to 1999 Stock Incentive Plan.

10.10**	Merger Agreement by and among SciQuest, Lujack Subsidiary, Inc., Intralogix, Inc., Mary T. Romac, Timothy M. Brady and Dale L. Young dated January 14, 2000.

10.11**	Merger Agreement by and among SciQuest, SciCentral Acquisition Subsidiary, Inc., SciCentral.com, Inc. and the shareholders of SciCentral, dated February 2, 2000.

10.12**	Agreement and Plan of Merger and Reorganization between SciQuest, ESP Acquisition, Inc. and EMAX Solution Partners, Inc. dated March 13, 2000.

10.13**	SciQuest 2000 Employee Stock Purchase Plan.

10.14***	Second Amendment to 1999 Stock Incentive Plan.

10.15****	Form of Services Agreement.

10.16*****	Form of Master License and Services Agreement.

10.17*****	Executive Employment Agreement by and between SciQuest, Inc. and Stephen J. Wiehe, dated February 5, 2002

10.18******	Agreement and Plan of Merger, dated as of June 25, 2002, by and among SciQuest, HigherMarkets Acquisition, Inc. and Higher Markets, Inc.

10.19*	Lease Agreement, by and among SciQuest and Duke-Weeks Realty Limited Partnership.

10.20	Lease Agreement, by and among SciQuest and Brandywine Operating Partnership, L.P.

Exhibit Number	Description

21.1	Subsidiaries of SciQuest.

23.1	Consent of Independent Accountants.

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to SciQuest’s Registration Statement on Form S-1 (Reg. No. 333-87433).
**	Incorporated by reference to SciQuest’s Registration Statement on Form S-1 (Reg. No. 333-32582).
***	Incorporated by reference to SciQuest’s Annual Report on Form 10-K for the year ended December 31, 2000.
****	Incorporated by reference to SciQuest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
*****	Incorporated by reference to SciQuest’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.
******	Incorporated by reference to SciQuest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(b)  Reports on Form 8-K

A current report on Form 8-K was filed on October 11, 2002, in connection with SciQuest’s transfer of the listing of its common stock from the Nasdaq National Market to the Nasdaq SmallCap Market.

A current report on Form 8-K was filed on November 6, 2002, in connection with the appointment of H. Alexander Holmes to the Board of Director and as Chairman of the Audit Committee.

Item 8—Financial Statements

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of SciQuest, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of SciQuest, Inc. and its subsidiaries (the “Company”) at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 7 to the consolidated financial statements, the Company changed its method of accounting for goodwill upon the adoption of Statement of Financial Accounting Standards No. 142 on January 1, 2002.

/s/    PRICEWATERHOUSECOOPERS LLP

January 28, 2003

Raleigh, North Carolina

SciQuest, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31, 2001	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$25,369,945	$11,460,153
Short-term investments	8,542,471	10,441,258
Accounts receivable, net	4,838,426	2,293,902
Prepaid expenses and other current assets	2,832,759	2,837,131

Total current assets	41,583,601	27,032,444

Long-term investments	11,729,107	9,254,841
Property and equipment, net	5,060,517	2,734,113
Capitalized software and web site development costs, net	9,747,278	8,192,335
Goodwill, net	38,257,357	—
Other intangible assets, net	8,989,247	415,642
Other long-term assets	558,450	209,961

Total assets	$115,925,557	$47,839,336

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$203,571	$406,830
Accrued liabilities	3,906,340	5,680,935
Deferred revenue	2,144,961	2,621,444
Current maturities of long-term debt and capital lease obligations	1,297,320	44,721

Total current liabilities	7,552,192	8,753,930

Long-term debt and capital lease obligations, less current maturities	1,187,736	1,862,833

Commitments and contingencies (Notes 12 and 13)
Stockholders’ equity:
Common stock, $0.001 par value; 90,000,000 shares authorized; 29,175,527 and 30,874,719 shares issued as of December 31, 2001 and 2002, respectively	29,176	30,875
Additional paid-in capital	317,931,597	314,554,477
Deferred compensation	(558,609)	(101,549)
Deferred customer acquisition costs	(4,098,906)	(5,208)
Accumulated other comprehensive loss	(18,144)	(9,405)
Treasury stock, at cost; 304,000 and 727,400 shares as of December 31, 2001 and 2002, respectively	(281,088)	(640,573)
Accumulated deficit	(205,818,397)	(276,606,044)

Total stockholders’ equity	107,185,629	37,222,573

Total liabilities and stockholders’ equity	$115,925,557	$47,839,336

The accompanying notes are an integral part of these financial statements.

SciQuest, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2000	2001	2002
Revenues:
License fees and other professional services	$6,296,890	$6,981,255	$7,221,003
E-commerce	45,406,666	16,284,408	—
Non-cash e-commerce incentive warrants benefit (expense)	—	(54,236)	—

Total revenues	51,703,556	23,211,427	7,221,003

Cost of revenues:
Cost of license fees and other professional services	2,340,606	2,461,519	2,817,295
Cost of license fees-amortization of acquired and capitalized software costs	1,500,000	2,654,754	4,711,829
Cost of e-commerce	44,391,749	15,392,770	—

Total cost of revenues	48,232,355	20,509,043	7,529,124

Gross profit (loss)	3,471,201	2,702,384	(308,121)

Operating expenses:
Development	16,042,585	10,939,826	7,475,410
Non-cash stock-based compensation	992,016	350,694	279,711

Total development expenses	17,034,601	11,290,520	7,755,121

Sales and marketing	26,065,994	9,231,357	5,017,284
Non-cash stock-based employee compensation and customer acquisition	(5,992,983)	2,260,896	(288,394)

Total sales and marketing expenses	20,073,011	11,492,253	4,728,890

General and administrative	20,786,011	14,650,615	8,708,023
Non-cash stock-based employee compensation and amortization of intangibles	34,237,641	40,149,687	1,921,390

Total general and administrative expenses	55,023,652	54,800,302	10,629,413

Purchased in-process research and development	700,000	—	—
Restructuring	2,202,270	10,650,000	2,900,000
Impairment of intangible assets	—	—	7,155,914

Total operating expenses	95,033,534	88,233,075	33,169,338

Operating loss	(91,562,333)	(85,530,691)	(33,477,459)

Other income (expense):
Interest income	7,333,548	3,032,563	1,068,799
Interest expense	(211,022)	(300,547)	(116,518)
Other income (expense), net	26,200	(38,430)	(5,112)

Total other income	7,148,726	2,693,586	947,169

Loss before tax benefit and cumulative effect of accounting change for impairment of goodwill	(84,413,607)	(82,837,105)	(32,530,290)
Income tax benefit	66,225	—	—

Loss before cumulative effect of accounting change for impairment of goodwill	(84,347,382)	(82,837,105)	(32,530,290)
Cumulative effect of accounting change for impairment of goodwill	—	—	(38,257,357)

Net loss	$(84,347,382)	$(82,837,105)	$(70,787,647)

Net loss per common share—basic and diluted:
Before cumulative effect of accounting change	$(2.99)	$(2.86)	$(1.10)
Cumulative effect of accounting change	—	—	(1.30)

Net loss per share-basic and diluted	$(2.99)	$(2.86)	$(2.40)

Weighted average common shares outstanding—basic and diluted	28,242,864	28,918,528	29,441,318

The accompanying notes are an integral part of these financial statements.

SciQuest, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid in Capital	Deferred Compensation	Deferred Customer Acquisition Costs	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 1999	26,353,652	$26,354	$591,841,571	$(12,276,151)	$(391,138,705)	$—	$(38,633,910)	$149,819,159
Issuance of common stock in exchange for all outstanding shares of Intralogix, Inc.	26,930	27	1,827,847	—	—	—	—	1,827,874
Issuance of common stock in exchange for all outstanding shares of SciCentral, Inc.	40,000	40	2,533,960	—	—	—	—	2,534,000
Issuance of common stock in exchange for all outstanding capital stock of EMAX Solution Partners, Inc.	1,584,010	1,584	98,675,596	—	—	—	—	98,677,180
Issuance of Employee Stock Purchase Plan shares	100,662	101	382,264	—	—	—	—	382,365
Sale of restricted stock to company officer	50,000	50	385,900	(385,900)	—	—	—	50
Deferred compensation related to acquisition of SciCentral, Inc.	—	—	—	(286,000)	—	—	—	(286,000)
Deferred compensation related to acquisition of EMAX Solution Partners, Inc.	—	—	5,180,163	(5,180,163)	—	—	—	—
Assumption of outstanding stock options related to acquisition of EMAX Solution Partners, Inc.	—	—	20,391,829	—	—	—	—	20,391,829
Adjust deferred partner acquisition costs to fair value	—	—	(393,663,083)	—	393,663,083	—	—	—
Amortization of deferred partner acquisition costs	—	—	—	—	(7,373,613)	—	—	(7,373,613)
Amortization of restricted stock	—	—	—	385,900	—	—	—	385,900
Amortization of deferred compensation	—	—	—	4,054,703	—	—	—	4,054,703
Forfeiture of stock options	—	—	(9,010,380)	9,010,380	—	—	—	—
Write-off of deferred compensation related to restructuring	—	—	—	133,328	—	—	—	133,328
Exercise of common stock options and warrants	540,843	540	930,285	—	—	—	—	930,825
Foreign currency translation adjustment	—	—	—	—	—	(5,369)	—	(5,369)
Net loss	—	—	—	—	—	—	(84,347,382)	(84,347,382)

Balance at December 31, 2000	28,696,097	28,696	319,475,952	(4,543,903)	(4,849,235)	(5,369)	(122,981,292)	187,124,849

(continued)

The accompanying notes are an integral part of these financial statements.

SciQuest, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)

	Common Stock		Additional Paid In Capital	Deferred Compensation	Deferred Customer Acquisition Costs	Accumulated Other Comprehensive Income (Loss)	Common Stock In Treasury		Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount					Shares	Amount
Balance at December 31, 2000	28,696,097	28,696	319,475,952	(4,543,903)	(4,849,235)	(5,369)	—	—	(122,981,292)	187,124,849
Issuance of Employee Stock Purchase Plan shares	124,726	124	169,267	—	—	—	—	—	—	169,391
Deferred partner acquisition costs related to estimated future issuance of stock warrants	—	—	2,025	—	—	—	—	—	—	2,025
Deferred partner acquisition costs related to issuance of stock warrants	—	—	52,210	—	—	—	—	—	—	52,210
Adjust deferred partner acquisition costs to fair value	—	—	1,104,496	—	(1,149,796)	—	—	—	—	(45,300)
Amortization of deferred partner acquisition costs	—	—	—	—	1,900,125	—	—	—	—	1,900,125
Amortization of deferred compensation	—	—	—	1,076,052	—	—	—	—	—	1,076,052
Forfeiture of stock options	—	—	(2,909,242)	2,909,242	—	—	—	—	—	—
Stock purchased for treasury	—	—	—	—	—	—	(304,000)	(281,088)	—	(281,088)
Exercise of common stock options and warrants	354,704	356	36,889	—	—	—	—	—	—	37,245
Foreign currency translation adjustment	—	—	—	—	—	(12,775)	—	—	—	(12,775)
Net loss	—	—	—	—	—	—	—	—	(82,837,105)	(82,837,105)

Balance at December 31, 2001	29,175,527	29,176	317,931,597	(558,609)	(4,098,906)	(18,144)	(304,000)	(281,088)	(205,818,397)	107,185,629

(continued)

The accompanying notes are an integral part of these financial statements.

SciQuest, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)

	Common Stock		Additional Paid in Capital	Deferred Compensation	Deferred Customer Acquisition Costs	Accumulated Other Comprehensive Income (Loss)	Common Stock In Treasury		Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount					Shares	Amount
Balance at December 31, 2001	29,175,527	29,176	317,931,597	(558,609)	(4,098,906)	(18,144)	(304,000)	(281,088)	(205,818,397)	107,185,629
Issuance of common stock in exchange for all outstanding shares of Textco, Inc.	487,952	488	449,640	—	—	—	—	—	—	450,128
Issuance of common stock in exchange for all outstanding shares of Higher Markets, Inc.	869,565	870	576,956	—	—	—	—	—	—	577,826
Issuance of Employee Stock Purchase Plan shares	150,847	151	117,520	—	—	—	—	—	—	117,671
Adjust deferred partner acquisition costs to fair value	—	—	(1,842,747)	—	1,833,812	—	—	—	—	(8,935)
Amortization of deferred partner acquisition costs	—	—	—	—	(383,990)	—	—	—	—	(383,990)
Amortization of deferred compensation	—	—	—	391,562	—	—	—	—	—	391,562
Forfeiture of deferred partner acquisition warrants	—	—	(2,643,876)	—	2,643,876	—	—	—	—	—
Forfeiture of stock options	—	—	(65,498)	65,498	—	—	—	—	—	—
Stock purchased for treasury	—	—	—	—	—	—	(423,400)	(359,485)	—	(359,485)
Exercise of common stock options and warrants	190,828	190	30,885	—	—	—	—	—	—	31,075
Foreign currency translation adjustment	—	—	—	—	—	8,739	—	—	—	8,739
Net loss	—	—	—	—	—	—	—	—	(70,787,647)	(70,787,647)

Balance at December 31, 2002	30,874,719	$30,875	$314,554,477	$(101,549)	$(5,208)	$(9,405)	(727,400)	$(640,573)	$(276,606,044)	$37,222,573

The accompanying notes are an integral part of these financial statements.

SciQuest, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2000	2001	2002
Cash flows from operating activities
Net loss	$(84,347,382)	$(82,837,105)	$(70,787,647)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	39,289,006	48,779,403	10,105,189
Bad debt expense	745,614	560,426	225,000
Non-cash buyer incentive warrants	—	8,935	(8,935)
Purchased in process research and development	700,000	—	—
Deferred tax benefit	(66,225)	—	—
Accounting change-impairment of goodwill	—	—	38,257,357
Impairment of intangible assets	—	—	7,155,914
Amortization of deferred compensation	4,440,603	1,076,052	391,562
Amortization of deferred customer acquisition costs	(6,973,706)	2,100,123	(383,990)
Amortization of discount on investments	(429,989)	11,753	256,901
Loss from disposal of fixed assets	—	73,947	80,858
Asset write downs and other charges of restructuring	903,757	6,668,921	2,900,000
Changes in operating assets and liabilities:
Accounts receivable	(18,080,727)	10,764,978	2,350,071
Prepaid expenses and other current assets	(2,005,726)	1,441,983	37,124
Other assets	52,030	2,963,508	348,489
Accounts payable	1,267,811	(5,806,626)	123,246
Accrued liabilities	4,135,823	(2,496,696)	(1,427,725)
Deferred revenue	(630,009)	1,111,723	408,781

Net cash used in operating activities	(60,999,120)	(15,578,675)	(9,967,805)

Cash flows from investing activities
Purchase of property and equipment and capitalized software	(14,522,245)	(7,348,292)	(2,652,906)
Proceeds from sale of equipment	—	147,833	129,750
Cash received from acquisitions	529,865	—	49,092
Cash paid for acquisitions	(2,847,751)	—	(1,038,188)
Maturity of investments	58,640,521	52,781,738	34,064,959
Purchase of investments, including restricted cash	(59,036,821)	(24,361,004)	(33,700,581)

Net cash provided by (used in) investing activities	(17,236,431)	21,220,275	(3,147,874)

Cash flows from financing activities
Borrowings under notes payable	—	2,300,000	750,000
Repayment of notes payable	—	—	(1,187,167)
Repayment of capital lease obligations	(1,041,272)	(2,647,259)	(154,946)
Proceeds from exercise of common stock warrants and options	930,875	37,245	31,075
Proceeds from issuance of common stock under employee stock purchase plan	382,365	169,391	117,671
Purchase of treasury stock	—	(281,088)	(359,485)

Net cash provided by (used in) financing activities	271,968	(421,711)	(802,852)

Effect of exchange rate changes on cash and cash equivalents	—	(12,775)	8,739

Net increase (decrease) in cash and cash equivalents	(77,963,583)	5,207,114	(13,909,792)
Cash and cash equivalents at beginning of period	98,126,414	20,162,831	25,369,945

Cash and cash equivalents at end of period	$20,162,831	$25,369,945	$11,460,153

The accompanying notes are an integral part of these financial statements.

SciQuest, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    The Company

Nature of Operations

SciQuest, Inc. (“SciQuest” or the “Company”), which began operations in 1995, provides technology, services and domain expertise to optimize procurement and materials management for the life sciences, higher education and industrial research markets. SciQuest solutions enable research-intensive organizations to reduce costs, improve quality and speed the process of innovation by helping them find and acquire resources and manage the lifecycle of critical assets.

SciQuest generates revenues by charging license, subscription and maintenance fees for the use of its technology. SciQuest also offers professional services related to these solutions, for activities such as project implementation and training. In addition, SciQuest receives revenue from scientific supply manufacturers for converting their paper catalogs into an electronic format, enhancing or enriching the data and distributing the information as directed by the suppliers. In addition, SciQuest has historically earned revenue for advertising on its web sites and advertising in the printed catalogue of scientific products (the “Source Book”). Source Book revenue has primarily been recognized in the second quarter of each fiscal year.

Prior to 2002, the Company earned revenues from e-commerce transactions generated by purchases made through the SciQuest web sites. Effective May 1, 2001, the Company ceased taking title to products sold through its e-commerce solution.

Liquidity

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company had an accumulated deficit of $277 million at December 31, 2002, and during the year then ended used cash in operating activities of $10 million and incurred a net loss of $70.8 million. The Company expects to incur substantial additional losses in 2003.

The Company has funded its operations primarily through private placements of preferred stock during 1998 and 1999 and its 1999 initial public offering. As of December 31, 2002, the Company had total cash and investments of $31.2 million, which is comprised of cash and cash equivalents of $11.5 million, short-term investments of $10.4 million and long-term investments of $9.3 million.

During 2001, the Company restructured its operations and transitioned from an e-commerce transaction company to a software and related services provider. As a result, there is only limited operating history under the current business model with which to estimate future performance. The Company’s cash flow is dependent on its ability to control expenses and achieve revenue growth which is dependent on the Company’s ability to sell software licenses and related services as well as acquire or develop new products and service offerings. Additionally, 30% of the Company’s revenue for the year ended December 31, 2002 was generated by two customers, and the Company expects that large individual transactions with major customers may continue to represent a large percentage of revenues.

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

SciQuest, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Based on average quarterly operating expenses (excluding non-cash expenses) incurred in the six quarters after the June 2001 restructuring and budgeted expenditures for 2003, the Company believes cash and investments at December 31, 2002 will be sufficient to satisfy requirements for more than the next year. However, lower than expected cash flows as a result of lower revenues or increased expenses could require the Company to raise additional capital in order to maintain its operations.

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

Restricted Cash

At December 31, 2002, restricted cash of $680,000, $411,103 and $2,903,578 included in cash and cash equivalents, short-term investments and long-term investments, respectively, is comprised of certificates of deposit, money market and other investment accounts which serve as collateral for the Company’s lease commitments, acquisition earn-out commitments, officer and founder loans guaranteed by the Company and other debt.

Accounts Receivable

The Company bears all risk of loss on credit sales including sales during prior years of scientific products in e-commerce transactions. Accounts receivable are presented net of an allowance for doubtful accounts of approximately

SciQuest, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$1,124,000 and $332,000 at December 31, 2001 and 2002, respectively. Following is a schedule of the allowance for doubtful accounts for each year of the three years ended December 31, 2002:

	Years Ended December 31,
	2000	2001	2002
	(In Thousands)
Allowance for doubtful accounts—Accounts receivables:
Balance, beginning of period	$49	$788	$1,124
Additions to allowance	746	560	225
Deductions, net of recoveries	(7)	(224)	(1,017)

Balance, end of period	$788	$1,124	$332

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

Intangible Assets

Intangible assets consist of goodwill and certain other intangible assets acquired in the Company’s various acquisitions. Goodwill is recorded as an asset and tested for impairment annually on December 31. Prior to 2002, goodwill was amortized over a period of three to five years. All other intangible assets are amortized over the period the Company expects to benefit from their use, typically a period of two to three years.

The Company evaluates the recoverability of goodwill and other intangible assets according to the applicable accounting standards in order to determine whether impairments have occurred. For goodwill, an impairment is recognized whenever the carrying value of the goodwill and its related assets exceeds fair value, which is normally measured as the sum of the estimated future discounted cash flows attributable to the business component to which the asset relates (see Note 7).

SciQuest, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts payable and accounts receivable at December 31, 2001 and 2002 approximated their fair value due to the short-term nature of these items. The Company considers its short-term and long-term investments to be held-to-maturity, and therefore these investments are carried at amortized cost. The fair value of the Company’s short-term and long-term investments at December 31, 2001 and 2002, based on market quotes, is presented in Note 4.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its property and equipment and intangible assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 requires long-lived assets to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment is recognized in the event that the net book value of an asset exceeds the future undiscounted cash flows attributable to such asset or the business to which such asset relates and the net book value exceeds fair value. The impairment amount is measured as the amount by which the carrying amount of a long-lived asset (or asset group) exceeds its fair value.

In March 2000, the Company acquired all of the outstanding common and preferred stock of EMAX Solution Partners, Inc. (EMAX) and allocated $22,000,000 of the purchase price to trademarks. Subsequently, the value of the trademarks was being amortized to expense over a three-year period. During the first quarter of 2002, the Company discontinued utilizing the EMAX trademarks, and accordingly, determined that the carrying value of the trademarks had been impaired. As a result, the Company recognized a charge to income of $7,155,914, the unamortized balance at March 31, 2002, ($0.24 per share) in the first quarter of 2002. As part of the restructuring plans during the years ended December 31, 2000 and 2001, impairments of approximately $0.8 million and $6.7 million, respectively, of long-lived assets were recognized related to the elimination of unprofitable business lines (see Notes 7 and 16).

The Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and other Intangible Assets” (“SFAS No. 142”) effective January 1, 2002. This statement addresses accounting and reporting for acquired goodwill and intangible assets. In accordance with the transitional provisions of SFAS No. 142, the Company determined that the carrying value of goodwill and related assets exceeded their fair value. As a result, the Company recognized a charge to income of $38,257,357 ($1.30 per share), as the cumulative effect of a change in accounting principle during the first quarter of 2002.

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

Revenues from the sale of software licenses and custom development and implementation services under fixed-fee contracts are recognized using the percentage-of-completion method over the term of the development and implementation

SciQuest, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

services. Revenues from the sale of standardized versions of software are recognized upon customer acceptance in accordance with Statement of Position 97-2, “Software Revenue Recognition.” Revenues from implementation services are recognized concurrently with the effort and costs incurred by the Company, at billable rates specified in the terms of the contract. Losses expected to be incurred on custom development and implementation services contracts in process, for which the fee is fixed, are charged to income in the period in which the estimated losses are initially identified. The Company sells maintenance contracts to provide updates and standard enhancements to its software products. Maintenance fee revenue is recognized ratably over the term of the arrangements, generally one year. In addition, the Company sells subscriptions to its hosted e-procurement solutions. The implementation services and the total subscription fees are recognized ratably over the term of the agreement.

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

Since the Company acted as an agent for the customer and not as the primary obligor in the transaction for orders on or after May 1, 2001, the Company no longer recorded sales of scientific products and scientific equipment in e-commerce transactions on a gross basis. For each sale, the Company recognized revenue in the amount of the net commission that it earned for processing the transaction and/or payment for services. As a result of this change, much lower revenues from e-commerce transactions were recorded; however, the calculation of gross profit dollars from e-commerce transactions remained the same, although the gross margin as a percentage of related net revenue increased. As a result, the e-commerce revenues of $16,284,000 for the year ended December 31, 2001 relate to a total value of transactions processed of $25.7 million. During the second half of 2001, the Company phased out order processing services provided to customers, thereby eliminating e-commerce transaction volume for 2002.

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

SciQuest, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

shipment and relinquished title to its customers upon delivery. Effective May 1, 2001, the Company discontinued taking legal title to these products and recorded revenue on a net basis for the remainder of 2001. There have been no e-commerce transactions in 2002.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of costs, including salaries and sales commissions, of all personnel involved in the sales process. Sales and marketing expenses also include costs of advertising, trade shows and certain indirect costs and amortization of deferred customer acquisition costs (see Note 14). All costs of advertising the services and products offered by the Company are expensed as incurred. Advertising expense totaled approximately $3,975,000, $112,000, and $5,000 for the years ended December 31, 2000, 2001 and 2002, respectively.

Deferred Customer Acquisition Costs and Incentive Warrants

Deferred customer acquisition costs relate to common stock warrants given in 1999 to several key suppliers and buyers of scientific products. The amount of deferred customer acquisition costs is and will be adjusted in each reporting period based on changes in the fair value of the underlying common stock until such date as the warrants are fully vested and non-forfeitable. Deferred customer acquisition costs will be amortized as a non-cash charge to sales and marketing expense over the term of the related contractual relationship using a cumulative catch-up method (see Note 14). The terms of the contractual relationships range from three to five years.

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

Stock Based Compensation

The Company accounts for non-cash stock based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and its related interpretations, which states that no compensation expense is recognized for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of the Company’s common stock on the grant date. In the event that stock options are granted with an exercise price below the estimated fair market value of the Company’s common stock at the grant date, the difference between the fair market value of the Company’s common stock and the exercise price of the stock option is recorded as deferred compensation. Deferred compensation is amortized to compensation expense over the vesting period of the related stock option. The Company recognized $4,440,603, $1,076,052 and $391,562 in non-cash compensation expense related to amortization of deferred compensation during the years ended December 31, 2000, 2001 and 2002, respectively. The plans are described more fully in Note 11.

SciQuest, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123” which requires certain pro forma disclosures as if compensation expense was determined based on the fair value of the options granted at the date of the grant.

Had compensation expense for the plans been determined based on the fair value at the grant dates for awards under the plans consistent with the methods of SFAS No. 123, the Company’s net loss for the years ended December 31, 2000, 2001 and 2002 would have been increased to the pro forma amounts indicated below:

	2000	2001	2002
Net loss available to common stockholders:
As reported	$(84,347,382)	$(82,837,105)	$(70,787,647)
Add: Stock-based employee compensation expense included in reported net income, net of tax related effects	4,440,603	1,076,052	391,562
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(11,664,129)	(5,996,353)	(4,313,640)

SFAS 123 proforma	$(91,570,908)	$(87,757,406)	$(74,709,725)

Loss per share—basic and diluted:
As reported	$(2.99)	$(2.86)	$(2.40)

SFAS 123 proforma	$(3.24)	$(3.03)	$(2.54)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the years ended December 31, 2000, 2001 and 2002: risk free interest of 6.2%, 4.6% and 3.8%, respectively; expected lives of five years; dividend yields of 0%; and volatility factors of 148%, 139% and 128%, respectively. The weighted average fair value of options granted during the years ended December 31, 2000, 2001 and 2002 according to the Black-Scholes pricing model was $9.75, $1.11 and $.97, respectively.

Credit Risk, Significant Customers and Concentrations

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, accounts receivable and investments. Cash and cash equivalents are deposited with high credit quality financial institutions which invest primarily in U.S. Government securities, highly rated commercial paper and certificates of deposit guaranteed by banks which are members of the FDIC. The counter parties to the agreements relating to the Company’s investments consist primarily of the U.S. Government and various major corporations with high credit standings.

During 2000, two customers comprised 10% and 13%, respectively, of the Company’s revenue. During 2001, three customers comprised 12%, 13% and 21%, respectively, of the Company’s revenue with only the 12% customer being reportable in the segment for license fees and other professional services. During 2002, two customers comprised 18% and 12%, respectively, of the Company’s revenue. Concentrations of credit risk with respect to accounts receivable are typically limited due to the large number of customers comprising the Company’s customer base and because substantially all customers are located in the United States. At December 31, 2000, two customers comprised 16% and 32%, respectively, of the current and long-term accounts receivable balance. At December 31, 2001, two customers comprised 16% and 72%, respectively, of the current and long-term accounts receivable balance with only the 16% customer being reportable in the segment for license fees and other professional services. At December 31, 2002, two customers comprised 18% and 26%, respectively, of the accounts receivable balance. Substantially all of the Company’s revenues are from sales transactions originating in the United States.

SciQuest, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior to June 30, 2002, the Company had a receivable from a customer that was within the final months of a multi-year equipment financing arrangement that began during 2000. The Company maintained a security interest through UCC filings in the underlying equipment. During the second quarter of 2002, the customer failed to make payments in a timely manner, and accordingly, the Company initiated legal action. During the third quarter of 2002, a settlement was reached, whereby the Company received cash of $987,500 and the return of substantially all of the underlying collateral. The net value of this receivable (approximately $140,000) was reclassified from accounts receivable to inventory and is presented in the prepaid expenses and other current assets classification of the Consolidated Balance Sheet as of December 31, 2002.

Cash Flows

The Company made cash payments for interest of approximately $155,000, $386,000, and $112,000 during the years ended December 31, 2000, 2001 and 2002, respectively.

The Company acquired property and equipment through the assumption of capital lease obligations amounting to $1,523,000, $211,000 and $15,000 during the years ended December 31, 2000, 2001 and 2002, respectively.

During 2001, the Company bought out approximately $2.3 million of capital leases. The Company borrowed $2.3 million at prime rate, from a bank to facilitate the buy out of the leases. The revolving loan, with a balance of $1,863,000 at December 31, 2002 is guaranteed by approximately $2.8 million of company funds invested in money market funds.

Comprehensive Income (Loss)

Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”). Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. The Company’s only item of other comprehensive income during the years ended December 31, 2000, 2001 and 2002 was foreign currency translation.

Segment Reporting

As a result of the acquisition of EMAX in March 2000, the Company determined that it had separately reportable operating segments, as defined by Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). SFAS No. 131 uses a management approach and designates the internal organization used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers (see Note 17).

As discussed previously, in 2001 the Company discontinued the e-commerce business segment. Accordingly, beginning January 1, 2002, the Company has only one reportable business segment-license fees and other professional services.

Net Income (Loss) Per Common Share

Basic net income (loss) per common share (“Basic EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per common share (“Diluted EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants. The calculation of the net loss per share available to common stockholders for the years ended December 31, 2000, 2001 and 2002 does not include potential shares of common stock equivalents of 9,747,287, 4,166,830 and 1,935,114 respectively, as their impact would be anti-dilutive.

SciQuest, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 2001, the Board of Directors authorized a stock repurchase program. The program authorizes the Company to purchase up to $5 million of common stock over the next twelve months from time to time in the open market or in privately negotiated transactions depending on market conditions. On August 28, 2002, the Company’s Board of Directors extended its prior authorization for an additional twelve months. As of December 31, 2002, the Company had purchased and placed in treasury 727,400 shares of its common stock at a cost of $640,573.

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

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”). SFAS No. 142 supersedes APB Opinion No. 17, “Intangible Assets” and primarily addresses accounting for goodwill and other intangible assets subsequent to their acquisition. The major provisions include: (1) the ceasing of amortization of goodwill and indefinite lived intangible assets, (2) the testing for impairment of goodwill and indefinite lived intangible assets at least annually, and (3) the removal of the restriction that the maximum amortization period of intangible assets with finite lives be limited to 40 years. The provisions of SFAS No. 142 were effective beginning January 1, 2002 (with the exception that any goodwill or intangible assets acquired after June 30, 2001 were subjected immediately to the statement’s provisions). The Company has recorded an impairment of $38,257,357 in the first quarter of 2002 related to the initial application of this standard (see Note 7).

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 requires recording the fair value of a liability for an asset retirement obligation in the period in which it is incurred, and a corresponding increase in the carrying value of the related long-lived asset. Over time, the liability is accreted using the original discount rate when the liability was initially recognized, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, it is either settled for its recorded amount or a gain or loss upon settlement is recorded. The provisions of SFAS No. 143 will be effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have any impact on the Company’s financial statements or results of operations.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” (“SFAS No. 121”) and Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB No. 30”). SFAS No. 144, while retaining the fundamental recognition and measurement provision of SFAS No. 121, establishes a “primary-asset” approach to determining the cash flow estimation period for a group of assets and liabilities. Similarly, SFAS No. 144 retains the basic provisions of APB No. 30, but broadens the presentation to include a component of an entity. In addition, discontinued operations are no longer measured on a net realizable value basis and future operating losses are no longer recognized before they occur. Rather, discontinued operations are carried at the lower of

SciQuest, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

carrying amount or fair value less cost to sell. Application of the provisions of SFAS No. 144 is required for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a material impact on the Company’s financial statements or results of operations.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF No. 94-3”). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This is in contrast to EITF 94-3 that required recognition of a liability upon an entity’s commitment to an exit plan. SFAS No. 146 concludes that a commitment, by itself, does not create a present obligation meeting the definition of a liability. This statement establishes fair value as the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have any impact on the Company’s financial statements or results of operations.

In November 2002, the Financial Accounting Standards Board issued Financial Accounting Series FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34” (“FIN No. 45”). FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements regarding its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The interpretive guidance incorporated without change from Interpretation 34 continues to be required for financial statements for fiscal years ending after June 15, 1981—the effective date of Interpretation 34. The adoption of FIN No. 45 is not expected to have any impact on the Company’s financial statements or results of operations. The required disclosures for the year ended December 31, 2002 are presented in Note 15.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123” (“SFAS No. 148”) which amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. SFAS No. 148 amends Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” to require prominent disclosure in interim financial information. The provisions of SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002 with the interim reporting provisions effective for reporting periods beginning after December 15, 2002. The adoption of SFAS No. 148 did not have any material impact on the Company’s financial statements or results of operations. The required disclosures for the year ended December 31, 2002 are presented in Note 2.

Employee Stock Purchase Plan

During 2000, the Board of Directors reserved 1,100,000 shares of the Company’s common stock for issuance under the Employee Stock Purchase Plan (the “ESPP”). The ESPP has two 24-month offering periods (each an “Offering Period”) annually, beginning May 1 and November 1, respectively. The first Offering Period under the ESPP ended on November 1, 2000. Eligible employees can elect to make deductions from 1% to 20% of their compensation during each payroll period of an Offering Period. Special limitations apply to eligible employees who own 5% or more of the outstanding common stock

SciQuest, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the Company. None of the contributions made by eligible employees to purchase the Company’s common stock under the ESPP are tax deductible to the employees. Upon April 30 and October 31 (the “Purchase Date”) of each year, the total payroll deductions by an eligible employee for that six-month period will be used to purchase common stock of the Company at a price equal to 85% of the lesser of (a) the reported closing price of the Company’s common stock on the enrollment date of the Offering Period, or (b) the reported closing price of the common stock on the Purchase Date. In 2000, 2001 and 2002, the Company sold 100,662, 124,726, and 150,847 shares, respectively, of common stock pursuant to the employee stock purchase plan resulting in proceeds of $382,365, $169,391 and $117,671, respectively.

3.    Acquisitions

Intralogix

On January 14, 2000, the Company purchased all of the outstanding stock of Intralogix, Inc. (“Intralogix”) in exchange for the issuance of 26,930 shares of the Company’s common stock with a value of approximately $1,828,000 at the closing date of the acquisition, cash payments in the amount of $295,000 (including $61,000 for acquisition-related expenses) and the assumption of $71,500 in net liabilities of Intralogix. This acquisition was accounted for using the purchase method of accounting.

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

SciCentral

On February 2, 2000, the Company purchased all of the outstanding stock of SciCentral, Inc. (“SciCentral”) in exchange for the issuance of 40,000 shares of the Company’s common stock with a value of $2,534,000 at the closing date of the acquisition, cash payments of $112,000 for acquisition-related expenses and the assumption of approximately $15,000 in net liabilities of SciCentral. This acquisition was accounted for using the purchase method of accounting.

Of the total purchase price of SciCentral, approximately $2,372,000 was allocated to goodwill, which represents the excess of purchase price over the fair value of the assets acquired less the liabilities assumed. Goodwill related to this acquisition is being amortized over a period of three years. In connection with the purchase of SciCentral, a former shareholder and employee of SciCentral entered into a two-year employment agreement with the Company. In the event that this individual voluntarily terminates his employment prior to the end of the two-year period, this individual would be required to pay to the Company an amount equal to $286,000, reduced by approximately $36,000 upon completion of each 90 day period of continuous employment. The Company also entered into a three-year non-compete agreement with this individual. The $286,000 has been recorded as deferred compensation and is being amortized to stock-based compensation expense over a period of two years. An immaterial amount of purchase price was allocated to the tangible assets of SciCentral.

EMAX

On March 22, 2000, the Company purchased all of the outstanding common and preferred stock of EMAX Solution Partners, Inc. (“EMAX”) in exchange for the issuance of 1,584,010 shares of the Company’s common stock with a total fair value of $96,910,000, which is based on the average closing price of the common stock of $61.175 for the two-day period immediately preceding and following the date of the announcement of the acquisition of EMAX. In addition, the Company assumed approximately $3,539,000 in net liabilities and incurred costs of approximately $2,441,000 related to this acquisition. The Company also assumed EMAX’s obligations under its qualified employee incentive stock option plan for EMAX employees. As a result of this, 374,152 shares of common stock have been reserved by the Company as replacement options with an average exercise price of $15.73 per share. The fair value of these options, which was estimated to be $20,392,000 using the Black-Scholes option pricing model, is included as a component of the total purchase price related to

SciQuest, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

this acquisition. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the total purchase price of approximately $123.3 million was allocated to the assets acquired and liabilities assumed based on estimated fair values. The fair value assigned to intangible assets acquired was based on a valuation prepared by management of the Company.

Of the total purchase price, $2,398,000 was allocated to the tangible assets of EMAX, which were comprised of cash, accounts receivable, property and equipment and prepaid and other assets. In addition, $6,000,000 was allocated to developed software costs, $22,000,000 was allocated to the EMAX registered trademark and $700,000 was allocated to purchased in-process research and development (“IPR&D”). The remaining purchase price of approximately $94,119,000 has been allocated to goodwill. The trademark, goodwill and developed software costs are all being amortized over a period of three years.

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

In addition, the Company granted to EMAX employees a total of 113,980 SciQuest, Inc. stock options, pursuant to the SciQuest, Inc. 1999 Stock Incentive Plan. These options were granted at an exercise price that was less than the fair value of the Company’s stock on the date of grant. In connection with the grant of these options, the Company recorded $5,180,000 of deferred compensation, which is being amortized in accordance with the vesting schedule of the related options.

Textco, Inc

On February 19, 2002, the Company purchased all of the outstanding stock of Textco, Inc. in exchange for the issuance of 218,737 shares of the Company’s common stock with a value of approximately $329,000 based on the average market price over the five-day period beginning two days before and ending two days after the acquisition date, cash payments in the amount of $393,000 (including $118,000 for acquisition-related expenses) and the assumption of $37,000 in net liabilities of Textco. This acquisition was accounted for using the purchase method of accounting under SFAS No. 141. The results of Textco’s operations have been included in the consolidated financial statements since the date of acquisition.

The merger agreement includes incentive payments upon achievement of cumulative revenue targets during the first year. Cash of $180,000 and 269,215 shares of common stock related to the incentive payments have been placed in escrow. The cash is included in the Company’s restricted cash disclosures. Since the cumulative revenue targets were achieved during 2002, the escrowed incentive payments have been earned, with the stock valued at $121,000. The additional $301,000 of purchase price was allocated to the developed software costs.

Of the total purchase price, $911,000 was allocated to the developed software costs and $106,000 was allocated to non-competition agreements. These assets are being amortized over a period of two to three years. An insignificant amount of purchase price was allocated to the tangible assets.

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

SciQuest, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The employment agreements of key personnel include incentive payments of up to $188,000 (based upon the December 31, 2002 employment status of personnel) payable upon achievement of cumulative revenue targets during the first year. The payments may be made in the form of cash, stock or a combination of both depending upon certain Company elections.

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

The merger agreement includes incentive payments upon achievement of cumulative revenue targets during the first year. Common stock of 217,391 shares related to the incentive payments has been placed in escrow. Since the cumulative revenue targets were achieved, the escrowed incentive payments have been earned, with the stock valued at $98,000. This additional purchase price amount was allocated to the customer agreements.

Of the total purchase price, $50,000 was allocated to fixed assets, $203,000 to the developed software costs and $391,000 to customer agreements. These assets are being amortized over a period of two to four years. In addition, approximately $95,000 of the total purchase price was allocated to cash and investments leaving $28,000 allocated to various current assets.

The purchase of HigherMarkets expands SciQuest’s software product offerings into the higher education marketplace via the HigherMarkets hosted procurement solutions designed to meet the unique needs of this industry. HigherMarkets’ products are used by researchers and procurement departments of universities, colleges, research institutions and other post-secondary educational entities.

The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the years ended December 31, 2001 and 2002 as if the acquisition of HigherMarkets, Inc. had occurred at the beginning of each period presented, and after giving effect to certain purchase accounting adjustments. These pro forma results are not necessarily indicative of what the Company’s operating results would have been had the acquisition actually taken place at the beginning of each period presented and may not be indicative of future operating results.

	Year Ended December 31,
	2001	2002
	(unaudited)	(unaudited)
Revenues	$23,211,427	$7,265,703
Operating expenses (including $73,140 and $73,140, respectively, of amortization of purchased intangibles)	$95,485,044	$34,395,439
Operating loss	$(92,782,660)	$(34,658,860)
Net loss	$(89,319,952)	$(72,137,665)
Net loss per common share, basic and diluted	$(3.02)	$(2.42)

SciQuest, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Investments

The aggregate fair values of investment securities at December 31, 2000 and 2001 along with unrealized gains and losses determined on an individual investment security basis are as follows:

Description	Amortized Cost	Gross Unrealized Gain (Loss)	Market Value
December 31, 2001
Short-term Investments:
Certificates of Deposit	$780,000	$—	$780,000
Commercial paper	1,785,406	304	1,785,710
U.S. Government obligations	5,977,065	22,518	5,999,583

	$8,542,471	$22,822	$8,565,293

Long-term Investments:
Money Market	$1,159,041	$—	$1,159,041
Corporate bonds	7,284,355	(22,055)	7,262,300
U.S. Government obligations	3,285,711	2,124	3,287,835

	$11,729,107	$(19,931)	$11,709,176

December 31, 2002
Short-term Investments:
Certificates of Deposit	$411,103	$—	$411,103
Commercial paper	2,000,000	—	2,000,000
Corporate bonds	7,030,155	5,200	7,035,355
U.S. Government obligations	1,000,000	—	1,000,000

	$10,441,258	$5,200	$10,446,458

Long-term Investments:
Certificates of Deposit	$125,800	$—	$125,800
U.S. Government obligations	9,129,041	2,428	9,141,469

	$9,254,841	$12,428	$9,267,269

5.    Property and Equipment

Property and equipment consist of the following:

	December 31,
	2001	2002
Furniture and equipment	$1,939,886	$1,788,012
Computer software and equipment	9,890,593	9,695,953
Leasehold improvements	731,819	728,068

Total costs	12,562,298	12,212,033
Less accumulated depreciation	(7,501,781)	(9,477,920)

Property and equipment, net	$5,060,517	$2,734,113

Depreciation expense, including amortization of capitalized leases, for the years ended December 31, 2000, 2001 and 2002 was approximately $2,762,000 $3,478,000 and $2,953,000 respectively. The Company leases certain equipment under capital lease agreements. The cost of equipment under capital leases at December 31, 2001 and 2002 was approximately $459,000 and $193,000, respectively, with accumulated amortization of approximately $193,000 and $170,000, respectively.

SciQuest, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Capitalized Software and Web Site Development Costs

Capitalized software and web site development costs represent the cost of developing software products for sale and the cost of developing the applications for the Company’s e-commerce web sites, (i.e., internal use development costs). During 2000, 2001 and 2002, the Company capitalized development costs of $3,654,362, $3,867,199 and $2,056,995, respectively, related to software products for sale. The capitalized costs related to software products for sale was $13,521,561 and $16,937,846 at December 31, 2001 and 2002, respectively, with accumulated amortization of $4,266,056 and $8,977,884, respectively, resulting in net costs of $9,255,505 and $7,959,962, respectively. Related amortization expense, included in the cost of revenue, was approximately $1,611,000, $2,655,000 and $4,712,000 for the years ended December 31, 2000, 2001 and 2002, respectively.

The Company capitalized internal use development costs, based on the provisions outlined in SOP No. 98-1, of $4,345,363, $2,289,447 and $258,493 during the years ended December 31, 2000, 2001 and 2002, respectively. Capitalized internal use development costs are $6,378,724 and $5,387,038 at December 31, 2001 and 2002, respectively, with accumulated amortization of $5,886,951 and $5,154,665 at December 31, 2001 and 2002, respectively, resulting in net costs of $491,773 and $232,373, respectively. Related amortization expense was approximately $2,905,000, $2,974,000 and $527,000 for the years ended December 31, 2000, 2001 and 2002, respectively.

7.    Goodwill and Other Intangible Assets

The Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and other Intangible Assets” (“SFAS No. 142”) effective January 1, 2002. This statement addresses accounting and reporting for acquired goodwill and intangible assets. In accordance with the transitional provisions of SFAS No. 142, the Company determined that the carrying value of goodwill and related assets exceeded their fair value. As a result, the Company recognized a charge to income of $38,257,357 ($1.30 per share) of goodwill impairment as the cumulative effect of a change in accounting principle during the first quarter of 2002. As of the end of each period presented, all of the Company’s intangible assets had definitive lives and were being amortized accordingly.

In March 2000, the Company acquired all of the outstanding common and preferred stock of EMAX Solution Partners, Inc. (EMAX) and allocated $22,000,000 of the purchase price to trademarks. Subsequently, the value of the trademarks was being amortized to expense over a three-year period. During the first quarter of 2002, the Company discontinued utilizing the EMAX trademarks, and accordingly, determined that the carrying value of the trademarks had been impaired. As a result, the Company recognized a charge to income of $7,155,914, the unamortized balance at March 31, 2002, ($0.24 per share) in the first quarter of 2002.

Other intangible assets are comprised of the following:

	December 31, 2001		December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-compete agreements	$—	$—	$106,000	$(44,167)
Customer contracts	—	—	390,379	(36,570)
Trademarks	22,000,000	(13,010,753)	—	—

Total	$22,000,000	$(13,010,753)	$496,379	$(80,737)

	Aggregate Expense for the Year Ended December 31,
	2000	2001	2002
Non-compete agreements	$—	$—	$44,167
Customer contracts	—	—	36,570
Customer acquisition costs	399,996	199,998	—
Trademarks	5,677,420	7,333,333	1,833,333

Total	$6,077,416	$7,533,331	$1,914,070

SciQuest, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Estimated Amortization Expense for the Years Ending December 31:
2003	$154,088
2004	$109,921
2005	$101,088
2006	$50,545
2007	$—

Following is a schedule of the goodwill account activity by segment for each period presented:

	E-Commerce	License fees and other professional services	Total
Balance at December 31, 1999	$910,809	$475,360	$1,386,169
Goodwill acquired	3,960,782	94,118,559	98,079,341
Amortization	(1,392,736)	(24,699,619)	(26,092,355)
Impairment losses	(728,330)	—	(728,330)

Balance at December 31, 2000	2,750,525	69,894,300	72,644,825
Goodwill acquired	—	—	—
Amortization	(660,126)	(31,636,943)	(32,297,069)
Impairment losses	(2,090,399)	—	(2,090,399)

Balance at December 31, 2001	—	38,257,357	38,257,357
Goodwill acquired	—	—	—
Amortization	—	—	—
Impairment losses	—	(38,257,357)	(38,257,357)

Balance at December 31, 2002	$—	$—	$—

Following is a reconciliation of the reported net loss to the adjusted net loss reflecting the impact of the adoption of SFAS No. 142 on all periods presented:

	For the Year Ended December 31,
	2000	2001	2002
Reported net loss:
Reported net loss	$(84,347,382)	$(82,837,105)	$(70,787,647)
Add back: Cumulative effect of accounting change for impairment of goodwill	—	—	38,257,357

Reported net loss before cumulative effect of accounting change	(84,347,382)	(82,837,105)	(32,530,290)
Add back: Goodwill amortization	26,092,355	32,297,069	—

Adjusted net loss	$(58,255,027)	$(50,540,036)	$(32,530,290)

Loss per share-basic and diluted:
Reported net loss	$(2.99)	$(2.86)	$(2.40)
Add back: Cumulative effect of accounting change for impairment of goodwill	—	—	1.30

Reported net loss before cumulative effect of accounting change	(2.99)	(2.86)	(1.10)
Add back: Goodwill amortization	.93	1.11	—

Adjusted net loss	$(2.06)	$(1.75)	$(1.10)

SciQuest, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Accrued Liabilities

Accrued liabilities are comprised of the following:

	December 31,
	2001	2002
Accrued compensation	$954,136	$898,401
Accrued consulting and professional services	726,361	388,032
Accrued restructuring charges	1,883,904	3,669,983
Accrued taxes payable	48,470	438,829
Other	293,469	285,690

Total	$3,906,340	$5,680,935

9.    Income Taxes

The components of the Company’s income tax benefit for the years ended December 31, 2000, 2001 and 2002 consist of the following:

	2000	2001	2002
Current:
Federal	$—	$—	$—
State	—	—	—

	—	—	—

Deferred:
Federal	(53,473)	—	—
State	(12,752)	—	—

	(66,225)	—	—

Total	$(66,225)	$—	$—

The Company recognized a deferred tax benefit of $66,225, $0 and $0 for the years ended December 31, 2000, 2001 and 2002, respectively, resulting primarily from the reduction of the difference between the book and tax basis of the assets and liabilities recorded in conjunction with the acquisitions of BioSupplyNet and IAI.

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2001 and 2002:

	2001	2002
Net operating loss carryforwards	$48,567,357	$55,137,287
Research and development	454,521	662,734
Allowance for doubtful accounts	434,089	128,199
Compensation accruals	168,549	114,957
Lease termination	—	1,405,234
Stock and warrant based compensation	4,880,682	2,484,466
Other	156,182	338,707

Total deferred tax assets	54,661,380	60,271,584
Valuation allowance for deferred tax assets	(47,615,002)	(59,866,488)

Deferred tax assets	7,046,378	405,096

Acquired intangibles	(4,630,247)	(311,054)
Deferred revenue	—	(63,582)
Capital development costs	(2,416,131)	(30,460)

Total deferred tax liabilities	(7,046,378)	(405,096)

Net deferred tax liability	$—	$—

SciQuest, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has provided a valuation allowance against the balance of its deferred tax assets since realization of these benefits cannot be reasonably assured. The change in valuation allowance was an increase of $13,150,619, $19,687,793 and $12,251,486 for the years ended December 31, 2000, 2001 and 2002, respectively. The change primarily relates to additional operating losses in those years. The 2000 deferred tax assets have been adjusted to reflect the net operating loss carryforwards of EMAX Solution Partners. The increase in valuation allowance primarily resulted from the generation of net operating loss carryforwards.

As of December 31, 2002, the Company had federal and state net operating loss carryforwards of approximately $146,615,000. These net operating loss carryforwards begin to expire in 2012. The utilization of the federal net operating loss carryforwards may be subject to limitation under the rules regarding a change in stock ownership as determined by the Internal Revenue Code. If the Company’s utilization of its net operating loss carryforwards is limited and the Company has taxable income which exceeds the permissible yearly net operating loss utilization, the Company would incur a Federal income tax liability even though its net operating loss carryforwards exceed its taxable income.

Taxes computed at the statutory federal income tax rate of 34% are reconciled to the provision (benefit) for income taxes as follows:

	December 31, 2000	December 31, 2001	December 31, 2002
Effective rate	(0)%	(0)%	(0)%
United States federal tax at statutory rate	$(28,678,110)	$(28,164,616)	$(24,067,799)
State taxes (net of federal benefit)	(2,827,606)	(2,932,752)	(1,140,456)
Change in valuation allowance	13,150,619	19,687,793	12,251,486
Deferred tax liabilities on acquisitions	9,665,946	—	132,729
Acquired research and development write-off	238,000	—	—
Goodwill amortization or impairment	8,937,187	11,691,739	13,007,501
Acquired net operating losses	(592,500)	—	—
Other nondeductible expenses	87,420	23,054	24,752
Research and development credits	(47,181)	(305,218)	(208,213)
Other	—	—	—

Provision (benefit) for income tax	$(66,225)	$—	$—

10.    Notes Payable

In November 2001, the Company entered into a term loan with a commercial bank for $2,300,000. The proceeds were used to buyout various leases with interest rates of up to 32%. The interest rate on the term loan was at the lender’s prime rate. The loan was fully collateralized by a money market investment account held with the lender. Accrued interest and principal payments were due monthly through the final maturity date of January 1, 2004.

During 2002, the company restructured the term loan to a two-year revolving line of credit with a commitment amount of $2.5 million. The line, which has a balance of $1,862,833 at December 31, 2002, is due on August 5, 2004. Interest is payable monthly at the lender’s prime rate (4.25% at December 31, 2002). The loan commitment is collateralized with restricted investments in the amount of $2,777,778 at December 31, 2002. Other conditions include maintaining the Company’s primary depository account with the lender.

11.    Stock Options and Warrants

Stock Options

In 1997, the Company adopted the SciQuest, Inc. Stock Option Plan (the “Plan”), which currently provides for the grant of up to 2,056,060 employee stock options. Stock options granted under the Plan are for periods not to exceed ten years. In December 1999, the Company adopted the SciQuest, Inc. 1999 Stock Option Plan, which provides, as adjusted by the

SciQuest, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

shareholders in 2001, for the additional grant of up to 7,854,998 employee stock options. Options granted under the plans during the years ended December 31, 2000, 2001 and 2002 generally vest in periods between three and five years as determined by the board of directors, although certain grants have been vested immediately upon the grant of the option.

A summary of the status of the Plans as of December 31, 2000, 2001 and 2002 and changes during the years then ended is presented below:

	Year Ended December 31,
	2000		2001		2002
	Shares Underlying Options	Weighted Average Exercise Price	Shares Underlying Options	Weighted Average Exercise Price	Shares Underlying Options	Weighted Average Exercise Price
Outstanding at beginning of year	2,193,724	$11.74	3,869,616	$6.28	5,266,372	$2.54
Granted	2,858,131	10.78	4,536,350	1.64	1,059,900	1.21
Exercised	(423,036)	0.65	(205,723)	0.18	(118,760)	0.26
Forfeited	(759,203)	3.62	(2,933,871)	6.26	(1,113,293)	3.54

Outstanding at end of period	3,869,616	$6.28	5,266,372	$2.54	5,094,219	$2.09

All incentive stock options granted during the years ended December 31, 2000, 2001 and 2002 were granted with an exercise price equal to the fair value of the underlying common stock on the grant date, as determined by the board of directors. The Company recorded $5,180,163 of deferred compensation related to stock option grants during the year ended December 31, 2000 with an exercise price below the fair market value of the Company’s common stock at the date of the grant. There were no stock options granted below the fair market value during 2001 and 2002.

On December 13, 2000, the Board of Directors approved a repricing of approximately 1,173,000 non-officer employee stock options to the closing price of $2.125. Accordingly, the Company recognizes adjustments to the related deferred compensation for changes in the intrinsic value of the repriced options at each balance sheet date. In 2000, 2001 and 2002, the repricing resulted in no additional deferred compensation or amortization of expense due to the December 31, 2000, 2001 and 2002 closing prices being below the revised exercise price.

The following table summarizes information about the Company’s outstanding stock options at December 31, 2002:

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$0.18-0.77	582,016	7.66	$0.65	102,776	$0.60
$0.87	852,890	8.58	0.87	381,740	0.87
$0.94-$1.80	604,414	8.56	1.51	51,379	1.37
$1.88	900,000	8.16	1.88	482,143	1.88
$2.08-$2.13	1,859,861	7.81	2.12	1,021,877	2.12
$2.22-$3.08	95,623	7.84	2.27	48,641	2.32
$6.16-$15.73	174,172	6.56	9.05	147,955	9.12
$47.50	25,000	6.96	47.50	18,750	47.50
$50.49	243	7.22	50.49	183	50.49

$0.18-$50.49	5,094,219	8.03	$2.09	2,255,444	$2.62

Warrants

At December 31, 2001 and 2002, the Company had 4,338,111 and 800,571 respectively, of warrants outstanding, with 781,821 warrants exercisable at December 31, 2002, to purchase the Company’s common stock at prices ranging from $0.01 to $9.33, which includes the warrants issued to strategic partners discussed in Note 14. These warrants expire at various dates between 2000 and 2004.

SciQuest, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Commitments and Contingencies

The Company leases certain equipment under various capital leases and leases its office space and certain equipment under noncancellable operating leases. Future minimum lease payments required under the leases at December 31, 2002 are as follows:

	Capital Leases	Operating Leases
2003	$44,908	$2,158,401
2004	—	2,171,494
2005	—	1,684,359
2006	—	1,058,352
2007	—	1,068,810
Thereafter	—	3,576,367

Total minimum lease payments	44,908	$11,717,783	*

Less amount representing interest from 2 to 6%	(187)

Present value of net minimum lease payments	44,721
Less current maturities	(44,721)

Long-term maturities of capital lease obligations	$—

*	Future minimum operating lease payments have not been reduced by future minimum sublease rentals of $612,000.

Rent expense recognized under operating leases totaled approximately $1,444,000, $1,685,000 and $1,061,000 for the years ended December 31, 2000, 2001 and 2002, respectively.

During 1999, the Company entered into a lease agreement for additional office space for its home office providing a total of 93,000 square feet into the year 2005. During 2001, the Company entered into a lease for 39,000 square feet of office space for its Pennsylvania operation. The lease, which is for a period of 10 years, commenced in March 2001. During 2002, the Company entered into a lease for approximately 4,000 square feet of office space for its California operation. This lease expires in April 2004.

13.    Legal Proceedings

SciQuest and three of its officers were named as defendants in a lawsuit filed on September 10, 2001 in the United States District Court, Southern District of New York, captioned Patricia Figuerido v. Sciquest.com, Inc, No. 01 CV 8467. The case subsequently was consolidated for pretrial purposes with approximately 1000 other lawsuits filed against more than 300 other issuers, certain of their officers and directors, and the underwriters of their initial public offerings, under the caption In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS). After the cases were consolidated, plaintiffs filed a Master Complaint and 309 consolidated amended complaints related to each issuer defendant’s offering. The consolidated amended complaint in In re Sciquest.com, Inc. Initial Public Offering Securities Litigation, No. 01 Civ. 7415, purports, on behalf of a putative class of purchasers of the Company’s common stock from its initial public offering through December 6, 2000, to state claims under the Securities Act of 1933 and under the Securities Exchange Act of 1934 against SciQuest and seven investment banking firms who either served as underwriters, or are the successors in interest to underwriters, of the Company’s initial public offering. Separate claims against the underwriters only also have been brought under the Securities Act and the Exchange Act. The complaint alleges that the prospectus used in the Company’s initial public offering contained material misstatements or omissions regarding the underwriters’ allocation practices and compensation in connection with the initial public offering and also alleges that the underwriters manipulated the aftermarket for the Company’s common stock. In October 2002, the claims against the Company’s officers were dismissed without prejudice. In February 2003, the court denied SciQuest’s motion to dismiss the action against it. Damages in an unspecified amount are sought, together with interest, costs and attorneys’ fees. The Company intends to continue its vigorous defense against the action.

SciQuest, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

14.    Strategic Relationships

In October, November and December 1999, the Company entered into strategic relationships with a number of key suppliers and buyers of scientific products. As a part of these arrangements, the Company issued to these companies 4,101,680 warrants to purchase the Company’s common stock at an exercise price of $0.01 per share of which 56,250 warrants were issued and outstanding at December 31, 2002. During 2001 and 2002, warrants representing 228,914 and 3,465,472 shares, respectively, of common stock were cancelled. These cancellations will not have any effect on net stockholders’ equity. Future amortization costs will be reduced by an undetermined amount. At December 31, 2001 and 2002, the Company had deferred customer acquisition costs of $7,733,082 and $3,255,394, respectively, with accumulated amortization of $3,634,176 and $3,250,186, respectively, related to these warrants. The amount of deferred customer acquisition costs will be adjusted in future reporting periods based on changes in the fair value of the warrants until such date as the warrants are fully vested and non-forfeitable. Deferred customer acquisition costs will be amortized to operating expense over the term of the related contractual relationship, which in the case of the buyer agreements is three years and in the case of the supplier agreements is four or five years, using a cumulative catch-up method. The Company recognized $(6,973,706), $2,100,123 and $(383,990) in stock-based non-cash customer acquisition expense (benefit) during the years ended December 31, 2000, 2001 and 2002, respectively, related to the amortization of deferred customer acquisition costs. These amounts include approximately $400,000, $200,000 and $0 of amortization of prepaid customer acquisition fees for the years ended December 31, 2000, 2001 and 2002, respectively.

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

Based on purchasing volume during the year ended December 31, 2000, incentive warrants to purchase approximately 58,000 shares of common stock were issued on February 15, 2001, resulting in a non-cash charge to revenue and the recognition of additional paid-in capital of approximately $52,000 representing the estimated fair value of the warrants determined by using the Black-Scholes valuation model at the issuance date. Until they were forfeited in 2002, the value of these incentive warrants were adjusted to their estimated fair value at each balance sheet date with the adjustment being charged to operating expense. For the years ended December 31, 2001 and 2002, this adjustment resulted in a benefit of approximately $45,000 and $7,000, respectively. No incentive warrants were granted related to purchases during 2001, and none will be granted related to 2002 purchases due to the change in the Company’s business model.

SciQuest, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.    Related Party Transactions

In February 2002, the Company guaranteed an $80,000 loan for Mr. M. Scott Andrews, a member of the Board of Directors and co-founder, and secured the loan with a certificate of deposit in a like amount. The loan bears interest at prime rate and becomes payable in full in February 2004. The Company has agreed to reimburse Mr. Andrews for interest paid on this loan. The transaction was approved by a majority of the Company’s disinterested directors. In 2002, Mr. Andrews was reimbursed for interest payments totaling $2,842.

The Sarbanes-Oxley Act of 2002 prohibits companies from extending credit or arranging for the extension of credit for any director or executive officer in the form of a personal loan. Credit arrangements that were in place prior to this act may be maintained, but not renewed. The Company believes that it is fully compliant with this act and will not renew any guarantees after the maturity of the loan referenced above.

In January 2002, the Company renewed its guarantee of a $380,000 real estate loan to a co-founder’s family partnership and secured the loan with a certificate of deposit in a like amount. The loan bears interest at prime rate and becomes payable in full in January 2004. The transaction was approved by a majority of the Company’s disinterested directors.

16.    Restructuring

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

Due to the additional excess occupancy costs resulting from both an increase in the amount of unutilized rental space and an increase in the estimated number of months before receiving anticipated sublease proceeds because of the depressed local commercial real estate markets, we reevaluated the 2001 provision for excess office capacity and increased the charge for restructuring by $2.9 million during 2002.

Per SEC Staff Accounting Bulletin 100 and Emerging Issues Task Force Issue No. 94-3, the following table summarizes information about the Company’s restructuring plan of June 2001:

	Restructuring Plans	Additional Restructuring Expenses	Impairment Expenses and Charges to Liability	Remaining Liability at December 31, 2002
Number of employees	108	—	108	—

Involuntary termination benefits	$1,630,293	$—	$1,630,293	$—
Other costs, primarily lease obligations	2,346,239	2,900,000	1,576,256	3,669,983
Write-down of net assets of business lines to be eliminated	6,673,468	—	6,673,468	—

Total	$10,650,000	$2,900,000	$9,880,017	$3,669,983

SciQuest, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.    Business Segment Data

During 2000 and 2001, as a result of the acquisition of EMAX, the Company operated in two business segments—e-commerce transactions and license fees and other professional services. As discussed in Note 2, the Company operated in only one business segment in 2002 as a result of management’s decision to evolve the business into a software and related services provider. Accordingly, no segment data has been provided as of and for the year ended December 31, 2002, since the only remaining segment is license fees and other professional services. Substantially all of the Company’s operations are in the United States.

	Year Ended December 31, 2000
	E-Commerce	License fees and other professional services	Consolidated
Revenues—external customers	$45,406,666	$6,296,890	$51,703,556
Depreciation and amortization	$6,798,912	$32,490,094	$39,289,006
Non-cash stock based compensation and customer acquisition costs	$(2,664,183)	$131,079	$(2,533,104)

Operating loss	$(51,619,446)	$(39,942,887)	$(91,562,333)
Interest revenue	7,302,020	2,030	7,304,050
Interest expense	(153,621)	(1,703)	(155,324)

Loss before income taxes	(44,471,047)	(39,942,560)	(84,413,607)
Income tax benefit	—	66,225	66,225

Net loss	$(44,471,047)	$(39,876,335)	$(84,347,382)

Capital expenditures	$10,536,726	$3,985,519	$14,522,245

Total assets	$103,580,131	$99,612,567	$203,192,698

	Year Ended December 31, 2001
	E-Commerce	License fees and other professional services	Consolidated
Revenues—external customers	$16,230,172	$6,981,255	$23,211,427
Depreciation and amortization	$6,667,813	$42,111,590	$48,779,403
Non-cash stock based compensation and customer acquisition costs	$2,593,109	$583,066	$3,176,175

Operating loss	$(39,873,045)	$(45,657,646)	$(85,530,691)
Interest revenue	3,025,770	53,996	3,079,766
Interest expense	(255,763)	(130,417)	(386,180)

Loss before income taxes	(37,103,038)	(45,734,067)	(82,837,105)
Income tax benefit	—	—	—

Net loss	$(37,103,038)	$(45,734,067)	$(82,837,105)

Capital expenditures	$3,397,887	$4,161,342	$7,559,229

Total assets	$55,185,661	$60,739,896	$115,925,557

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, SciQuest, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCIQUEST, INC.

(Registrant)

/s/    STEPHEN J. WIEHE

By:

Stephen J. Wiehe

Chief Executive Officer

Date:    March 14, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN J. WIEHE Stephen J. Wiehe	Chief Executive Officer (Principal Executive Officer) and Director	March 14, 2003

/s/ JAMES J. SCHEUER James J. Scheuer	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2003

/s/ M. SCOTT ANDREWS M. Scott Andrews	Director	March 14, 2003

/s/ NOEL J. FENTON Noel J. Fenton	Director	March 14, 2003

/s/ H. ALEXANDER HOLMES H. Alexander Holmes	Director	March 14, 2003

/s/ LLOYD SEGAL Lloyd Segal	Director	March 14, 2003

/s/ LOUIS M. SHERWOOD Louis M. Sherwood	Director	March 14, 2003

/s/ BRUCE J. BOEHM Bruce J. Boehm	Director	March 14, 2003

S-1

CERTIFICATE OF CHIEF EXECUTIVE OFFICER

I, Stephen J. Wiehe, the Chief Executive Officer, of SciQuest, Inc. (the “registrant”), certify that:

1.    I have reviewed this annual report on Form 10-K of the registrant;

2.    Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.    Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

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

(b)	evaluated the effectiveness of the registrant’s internal disclosures controls and procedures as of a date within 90 days prior to this report (the “Evaluation Date”); and

(c)	presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

6.    The registrant’s other certifying officer and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 14th day of March, 2003

/s/ STEPHEN J. WIEHE
Stephen J. Wiehe Chief Executive Officer

S-2

CERTIFICATE OF CHIEF FINANCIAL OFFICER

I, James J. Scheuer, the Chief Financial Officer, of SciQuest, Inc. (the “registrant”), certify that:

1.    I have reviewed this annual report on Form 10-K of the registrant;

2.    Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.    Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

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

(b)	evaluated the effectiveness of the registrant’s internal disclosures controls and procedures as of a date within 90 days prior to this report (the “Evaluation Date”); and

(c)	presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

6.    The registrant’s other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 14th day of March, 2003

/s/ JAMES J. SCHEUER
James J. Scheuer Chief Financial Officer

S-3