Form 10-Q
period 2003-03-31
SCIQUEST INC
filed 2003-05-09
CIK 1082526

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-27803

SCIQUEST, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other Jurisdiction of incorporation or organization)	56-2127592 (I.R.S. Employer Identification No.)

5151 McCrimmon Parkway, Suite 216 Morrisville, North Carolina (Address of principal executive offices)	27560 (ZipCode)

(919) 659-2100

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the ExchangeAct). Yes  ☒  No  ☐

As of May 2, 2003, 29,041,605 shares of Common Stock, $.001 par value, were outstanding.

SCIQUEST, INC.

PART I

Item 1.    Financial Statements

SciQuest, Inc.

CONSOLIDATED BALANCE SHEETS

	March 31, 2003	December 31, 2002
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,778,280	$11,460,153
Short-term investments	3,539,119	10,441,258
Accounts receivable, net	1,460,625	2,293,902
Prepaid expenses and other current assets	2,067,014	2,837,131

Total current assets	24,845,038	27,032,444

Long-term investments	5,868,028	9,254,841
Property and equipment, net	2,102,005	2,734,113
Capitalized software and web site development costs, net	7,661,118	8,192,335
Other intangible assets, net	286,281	415,642
Other long-term assets	394,779	209,961

Total assets	$41,157,249	$47,839,336

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$471,489	$406,830
Accrued liabilities	5,291,618	5,680,935
Deferred revenue	2,251,173	2,621,444
Current maturities of long-term debt and capital lease obligations	—	44,721

Total current liabilities	8,014,280	8,753,930

Long-term debt and capital lease obligations, less current maturities	1,862,833	1,862,833

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 90,000,000 shares authorized; 30,667,939 and 30,874,719 shares issued as of March 31, 2003 and December 31, 2002, respectively	30,668	30,875
Additional paid-in capital	314,450,098	314,554,477
Deferred compensation	(18,435)	(101,549)
Deferred customer acquisition costs	(4,243)	(5,208)
Accumulated other comprehensive loss	(15,279)	(9,405)
Treasury stock, at cost; 1,626,333 and 727,400 shares as of March 31, 2003 and December 31, 2002, respectively	(1,106,287)	(640,573)

Accumulated deficit	(282,056,386)	(276,606,044)

Total stockholders’ equity	31,280,136	37,222,573

Total liabilities and stockholders’ equity	$41,157,249	$47,839,336

The accompanying notes are an integral part of these financial statements.

SciQuest, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2003	2002
Revenues:
License fees and other professional services	$1,881,029	$1,677,539

Cost of revenues:
Cost of license fees and other professional services	723,200	644,490
Cost of license fees-amortization of acquired and capitalized software costs	1,278,628	895,577

Total cost of revenues	2,001,828	1,540,067

Gross profit (loss)	(120,799)	137,472

Operating expenses:
Development	1,281,215	1,805,911
Non-cash stock-based compensation	62,377	69,462

Total development expenses	1,343,592	1,875,373

Sales and marketing	1,313,799	1,183,393
Non-cash stock-based employee compensation and customer acquisition	15,797	698,113

Total sales and marketing expenses	1,329,596	1,881,506

General and administrative	2,388,311	1,996,151
Non-cash stock-based employee compensation and amortization of intangibles	30,310	1,846,528

Total general and administrative expenses	2,418,621	3,842,679

Restructuring	380,000	—
Impairment of intangible assets	—	7,155,914

Total operating expenses	5,471,809	14,755,472

Operating loss	(5,592,608)	(14,618,000)

Other income (expense):
Interest income	161,940	317,232
Interest expense	(20,137)	(27,472)
Other income, net	463	5,738

Total other income, net	142,266	295,498

Loss before cumulative effect of accounting change for impairment of goodwill	(5,450,342)	(14,322,502)
Cumulative effect of accounting change for impairment of goodwill	—	(38,257,357)

Net loss	$(5,450,342)	$(52,579,859)

Net loss per common share—basic and diluted:
Before cumulative effect of accounting change	$(0.19)	$(0.49)
Cumulative effect of accounting change	—	(1.32)

Net loss per share-basic and diluted	$(0.19)	$(1.81)

Weighted average common shares outstanding—basic and diluted	29,417,700	29,012,078

The accompanying notes are an integral part of these financial statements.

SciQuest, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities
Net loss	$(5,450,342)	$(52,579,859)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,996,009	3,687,383
Bad debt expense	50,000	12,000
Non-cash buyer incentive warrants	—	(3,653)
Accounting change-impairment of goodwill	—	38,257,357
Impairment of intangible assets	—	7,155,914
Amortization of deferred compensation	72,047	115,807
Amortization of deferred customer acquisition costs	4,903	668,616
Amortization of discount on investments	49,872	63,842
(Gain) loss from disposal of fixed assets	(400)	52,517
Restructuring	380,000	—
Changes in operating assets and liabilities:
Accounts receivable	783,277	2,226,264
Prepaid expenses and other current assets	770,117	23,758
Other assets	(184,818)	514,925
Accounts payable	64,659	(18,451)
Accrued liabilities	(769,317)	(928,826)
Deferred revenue	(370,271)	(809,444)

Net cash used in operating activities	(2,604,264)	(1,561,850)

Cash flows from investing activities
Purchase of property and equipment and capitalized software	(801,149)	(696,258)
Proceeds from sale of equipment	400	122,000
Cash paid for acquisitions	—	(816,399)
Maturity of investments	14,350,000	4,954,650
Purchase of investments, including restricted cash	(4,110,920)	(5,009,783)

Net cash provided by (used in) investing activities	9,438,331	(1,445,790)

Cash flows from financing activities
Repayment of notes payable	—	(208,334)
Repayment of capital lease obligations	(44,721)	(49,109)
Proceeds from exercise of common stock warrants and options	369	19,007
Purchase of treasury stock	(465,714)	—

Net cash used in financing activities	(510,066)	(238,436)

Effect of exchange rate changes on cash and cash equivalents	(5,874)	(1,239)

Net increase (decrease) in cash and cash equivalents	6,318,127	(3,247,315)
Cash and cash equivalents at beginning of period	11,460,153	25,369,945

Cash and cash equivalents at end of period	$17,778,280	$22,122,630

The accompanying notes are an integral part of these financial statements.

SciQuest, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company

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

Prior to 2002, the Company earned revenues from e-commerce transactions generated by purchases made through the SciQuest web sites. Effective May 1, 2001, the Company ceased taking title to products sold through our e-commerce solution. Therefore, there is no revenue from e-commerce transactions in 2002 and 2003.

Liquidity

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company had an accumulated deficit of $282 million at March 31, 2003, incurred a net loss of $5.5 million for the quarter then ended, and expects to incur additional losses during the remainder of 2003.

The Company has funded its operations primarily through private placements of preferred stock during 1998 and 1999 and its 1999 initial public offering. As of March 31, 2003, the Company had total cash and investments of $27.2 million, which is comprised of cash and cash equivalents of $17.8 million, short-term investments of $3.5 million and long-term investments of $5.9 million.

During 2001, the Company restructured its operations and transitioned from an e-commerce transaction company to a software and related services provider. As a result, there is only limited operating history under the current business model with which to estimate future performance. The Company’s cash flow is dependent on its ability to control expenses and achieve revenue growth which is dependent on the Company’s ability to sell software licenses and related services as well as acquire or develop new products and service offerings. Additionally, 34% of the Company’s revenue for the three months ended March 31, 2003 was generated by two customers, and the Company expects that large individual transactions with major customers may continue to represent a large percentage of revenues.

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

Based on average quarterly operating expenses (excluding non-cash expenses) incurred in the seven quarters after the June 2001 restructuring and budgeted expenditures for 2003, the Company believes cash and investments at March 31, 2003

SciQuest, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

will be sufficient to satisfy requirements for more than the next year. However, lower than expected cash flows as a result of lower revenues or increased expenses could require the Company to raise additional capital in order to maintain its operations.

2.	Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The unaudited interim consolidated financial statements as of and for the three months ended March 31, 2003 and 2002 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments necessary to present fairly the consolidated balance sheets, statements of operations and statements of cash flows for the periods presented in accordance with generally accepted accounting principles. The consolidated balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date. Certain information and footnote disclosures have been omitted in accordance with the rules and regulations of the SEC. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2002 included in the Company’s Form 10-K, filed with the SEC on March 17, 2003. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

Restricted Cash

At March 31, 2003, restricted cash of $680,000, $491,103 and $2,823,578 included in cash and cash equivalents, short-term investments and long-term investments, respectively, is comprised of certificates of deposit, money market and other investment accounts which serve as collateral for the Company’s lease commitments, acquisition earn-out commitments, officer and founder loans guaranteed by the Company and other debt.

SciQuest, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Accounts Receivable

The Company bears all risk of loss on credit sales. Accounts receivable are presented net of an allowance for doubtful accounts of approximately $288,000 and $332,000 at March 31, 2003 and December 31, 2002, respectively.

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

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts payable and accounts receivable at March 31, 2003 and December 31, 2002 approximated their fair values due to the short-term nature of these items. The Company considers its short-term and long-term investments to be held-to-maturity, and therefore these investments are carried at amortized cost.

SciQuest, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

In March 2000, the Company acquired all of the outstanding common and preferred stock of EMAX Solution Partners, Inc. (EMAX) and allocated $22,000,000 of the purchase price to trademarks. Subsequently, the value of the trademarks was being amortized to expense over a three-year period. During the first quarter of 2002, the Company discontinued utilizing the EMAX trademarks and, accordingly, determined that the carrying value of the trademarks had been impaired. As a result, the Company recognized a charge to income of $7,155,914, the unamortized balance at March 31, 2002, ($0.25 per share) in the first quarter of 2002 (see Note 7).

The Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and other Intangible Assets” (“SFAS No. 142”) effective January 1, 2002. This statement addresses accounting and reporting for acquired goodwill and intangible assets. In accordance with the transitional provisions of SFAS No. 142, the Company determined that the carrying value of goodwill and related assets exceeded their fair value. As a result, the Company recognized a charge to income of $38,257,357 ($1.32 per share), as the cumulative effect of a change in accounting principle during the first quarter of 2002 (see Note 7).

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

The Company also generates revenues by charging scientific supply manufacturers for data conversion and maintenance services. The related revenues for supplier data conversion and maintenance services are recognized ratably over the period of the agreements.

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

SciQuest, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

Deferred Customer Acquisition Costs

Deferred customer acquisition costs relate to common stock warrants given in 1999 to several key suppliers and buyers of scientific products. The amount of deferred customer acquisition costs is and will be adjusted in each reporting period based on changes in the fair value of the underlying common stock until such date as the warrants are fully vested and non-forfeitable or cancelled. Deferred customer acquisition costs will be amortized as a non-cash charge to sales and marketing expense over the term of the related contractual relationship using a cumulative catch-up method. The terms of the contractual relationships range from three to five years (See Note 5).

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

Stock Based Compensation

The Company accounts for non-cash stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations, which states that no compensation expense is recognized for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of the Company’s common stock on the grant date. In the event that stock options are granted with an exercise price below the estimated fair market value of the Company’s common stock at the grant date, the difference between the fair market value of the Company’s common stock and the exercise price of the stock option is recorded as deferred compensation. Deferred compensation is amortized to compensation expense over the vesting period of the related stock option.

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

SciQuest, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Had compensation expense for the plans been determined based on the fair value at the grant dates for awards under the plans consistent with the methods of SFAS No. 123, the Company’s net loss for the three months ended March 31, 2003 and 2002 would have been increased to the pro forma amounts indicated below:

	Three Months Ended March 31,
	2003	2002
Net loss available to common stockholders:
As reported	$(5,450,342)	$(52,579,859)
Add: Stock-based employee compensation expense included in reported net income, net of tax related effects	72,047	115,807
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,035,025)	(1,155,206)

SFAS 123 proforma	$(6,413,320)	$(53,619,258)

Loss per share—basic and diluted:
As reported	$(0.19)	$(1.81)

SFAS 123 proforma	$(0.22)	$(1.85)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the three months ended March 31, 2003 and 2002: risk free interest of 2.9% and 4.5%, respectively; expected lives of five years; dividend yields of 0%; and volatility factors of 125% and 128%, respectively.

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

During the three months ended March 31, 2003, two customers comprised 21% and 13%, respectively, of the Company’s revenue. Although substantially all of the Company’s revenues are from sales transactions originating in the United States, generating revenue from large sales and installations of software increases short-term concentrations of credit risk with respect to accounts receivable. This credit risk is typically limited due to the contractual structure and short-term nature of each engagement and because most customers are located in the United States. At March 31, 2003, two customers comprised 22% and 15%, respectively, of the gross accounts receivable balance.

Prior to June 30, 2002, the Company had a receivable from a customer that was within the final months of a multi-year equipment financing arrangement that began during 2000. The Company maintained a security interest through UCC filings in the underlying equipment. During the second quarter of 2002, the customer failed to make payments in a timely manner, and accordingly, the Company initiated legal action. During the third quarter of 2002, a settlement was reached, whereby the Company received cash of $987,500 and the return of substantially all of the underlying collateral. The net value of this receivable was reclassified from accounts receivable to inventory, and the remaining $95,000 is presented in the prepaid expenses and other current assets classification of the Consolidated Balance Sheet as of March 31, 2003.

Comprehensive Income (Loss)

Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”). Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. The Company’s only item of other comprehensive income during the three months ended March 31, 2003 and 2002 was foreign currency translation.

SciQuest, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Segment Reporting

The Company has determined that it has one reportable operating segment, license fees and other professional services, as defined by Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). SFAS No. 131 uses a management approach and designates the internal organization used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers.

Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants. The calculation of the net loss per share available to common stockholders for the three months ended March 31, 2003 and 2002 does not include any potential shares of common stock equivalents, as their impact would be anti-dilutive.

In September 2001, the Board of Directors authorized a stock repurchase program. The program authorizes the Company to purchase up to $5 million of common stock over the next twelve months from time to time in the open market or in privately negotiated transactions depending on market conditions. On August 28, 2002, the Company’s Board of Directors extended its prior authorization for an additional twelve months. As of March 31, 2003, the Company had purchased and placed in treasury 1,626,333 shares of its common stock at a cost of $1,106,287.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation.

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF No. 94-3”). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This is in contrast to EITF 94-3 that required recognition of a liability upon an entity’s commitment to an exit plan. SFAS No. 146 concludes that a commitment, by itself, does not create a present obligation meeting the definition of a liability. This statement establishes fair value as the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have any material impact on the Company’s financial statements or results of operations.

In November 2002, the Financial Accounting Standards Board issued Financial Accounting Series FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34” (“FIN No. 45”). FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements regarding its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The interpretive guidance incorporated without change from Interpretation 34 continues to be required for financial statements for fiscal years ending after June 15, 1981—the effective date of Interpretation 34. The adoption of FIN No. 45 did not have any impact on the Company’s financial statements or results of operations. The required disclosures as of March 31, 2003 are presented in Note 8.

SciQuest, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123” (“SFAS No. 148”) which amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. SFAS No. 148 amends Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” to require prominent disclosure in interim financial information. The provisions of SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002 with the interim reporting provisions effective for reporting periods beginning after December 15, 2002. The adoption of SFAS No. 148 did not have any material impact on the Company’s financial statements or results of operations. The required disclosures as of March 31, 2003 are presented in Note 2.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). FASB Statements No. 133 “Accounting for Derivative Instruments and Hedging Activities” and No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, establish accounting and reporting standards for derivative instruments including derivatives embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 149 amends Statement 133 for certain decisions made by the Board as part of the Derivatives Implementation Group (DIG) process. This Statement contains amendments relating to FASB Concepts Statement No. 7, “Using Cash Flow Information and Present Value in Accounting Measurements”, and FASB Statements No. 65, “Accounting for Certain Mortgage Banking Activities”, No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”, No. 95, “Statement of Cash Flows”, and No. 126, “Exemption from Certain Required Disclosures about Financial Instruments for Certain Nonpublic Entities”. The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 is not expected to have any impact on the Company’s financial statements or results of operations.

In January 2003, the Financial Accounting Standards Board issued Financial Accounting Series FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51“ (“FIN No. 46”). The primary objective of the Interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities (VIEs). FIN No. 46 has far-reaching effects and applies to new entities created after January 31, 2003, as well as applies to existing entities in which an enterprise obtains an interest after that date. The provisions of FIN No. 46 are effective in the first year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN No. 46 is the guidance that determines (1) whether consolidation is required under the “controlling financial interest” model of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, or (b) other existing authoritative guidance, or, alternatively, (2) whether the variable-interest model under FIN No. 46 should be used to account for existing and new entities. The adoption of FIN No. 46 is not expected to have any impact on the Company’s financial statements or results of operations.

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

The Groton NeoChem solutions facilitate the capture, organization, management, analysis and presentation of data by integrating advanced software and analytical instrument technology.

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

SciQuest, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

4.	Restructuring

In June 2001, the Company announced a restructuring of the business to essentially eliminate outsourced procurement services. The restructuring included the elimination of certain unprofitable business lines and a resultant reduction in workforce of approximately one-half of the employees located in the United States. The restructuring charge included approximately $2.4 million of other costs and lease obligations relating to the unprofitable business lines to be eliminated. This restructuring has been concluded except for the lease obligations.

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

During the first quarter of 2003, the Company began refocusing resources to support its procurement product platform and reducing costs in other areas, which resulted in a reduction of approximately 50 full-time positions through attrition and elimination by the end of the second quarter of 2003. The restructuring expense of $380,000 in the first quarter of 2003 represents the recognition of severance expense covering the 36 full-time positions that were eliminated.

The following table summarizes information about the Company’s restructuring plans:

	Restructuring Plans	Additional Restructuring Expenses	Impairment Expenses and Charges to Liability	Remaining Liability at March 31, 2003
Number of employees	—	36	4	32

Involuntary termination benefits	$—	$380,000	$28,575	$351,425
Other costs, primarily lease obligations	5,246,239	—	1,846,468	3,399,771

Total	$5,246,239	$380,000	$1,875,043	$3,751,196

5.	Strategic Relationships

In October, November, and December 1999, the Company entered into strategic relationships with a number of key suppliers and buyers of scientific products. As a part of these arrangements, the Company issued to these companies 4,101,680 warrants to purchase the Company’s common stock at an exercise price of $0.01 per share of which 56,250 warrants were issued and outstanding at March 31, 2003. During 2001 and 2002, warrants representing 3,694,386 shares of common stock were cancelled. These cancellations will not have any effect on net stockholders’ equity. Future amortization costs will be reduced by an undetermined amount. At March 31, 2003 and December 31, 2002, the Company had deferred customer acquisition costs of $3,259,332 and $3,255,394, respectively, with accumulated amortization of $3,255,089 and $3,250,186, respectively, resulting in net costs of $4,243 and $5,208, respectively related to these warrants. The amount of deferred customer acquisition costs will be adjusted in future reporting periods based on changes in the fair value of the warrants until such date as the warrants are fully vested and non-forfeitable. Deferred customer acquisition costs will be amortized to operating expense over the term of the related contractual relationship, which in the case of the buyer agreements is three years and in the case of the supplier agreements is four or five years, using a cumulative catch-up method.

SciQuest, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

The Company recognized $4,903 and $668,616 in stock-based non-cash customer acquisition expense during the three months ended March 31, 2003 and 2002, respectively, related to the amortization of deferred customer acquisition costs.

6.	Legal Proceedings

SciQuest and three of its officers were named as defendants in a lawsuit filed on September 10, 2001 in the United States District Court, Southern District of New York, captioned Patricia Figuerido v. Sciquest.com, Inc, No. 01 CV 8467. The case subsequently was consolidated for pretrial purposes with approximately 1,000 other lawsuits filed against more than 300 other issuers, certain of their officers and directors, and the underwriters of their initial public offerings, under the caption In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS). After the cases were consolidated, plaintiffs filed a Master Complaint and 309 consolidated amended complaints related to each issuer defendant’s offering. The consolidated amended complaint in In re Sciquest.com, Inc. Initial Public Offering Securities Litigation, No. 01 Civ. 7415, purports, on behalf of a putative class of purchasers of the Company’s common stock from its initial public offering through December 6, 2000, to state claims under the Securities Act of 1933 and under the Securities Exchange Act of 1934 against SciQuest and seven investment banking firms who either served as underwriters, or are the successors in interest to underwriters, of the Company’s initial public offering. Separate claims against the underwriters only also have been brought under the Securities Act and the Exchange Act. The complaint alleges that the prospectus used in the Company’s initial public offering contained material misstatements or omissions regarding the underwriters’ allocation practices and compensation in connection with the initial public offering and also alleges that the underwriters manipulated the aftermarket for the Company’s common stock. In October 2002, the claims against the Company’s officers were dismissed without prejudice. In February 2003, the court denied SciQuest’s motion to dismiss the action against it. Damages in an unspecified amount are sought, together with interest, costs and attorneys’ fees. The Company intends to continue its vigorous defense against the action.

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

7.    Goodwill and Other Intangible Assets

The Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and other Intangible Assets” (“SFAS No. 142”) effective January 1, 2002. This statement addresses accounting and reporting for acquired goodwill and intangible assets. In accordance with the transitional provisions of SFAS No. 142, the Company determined that the carrying value of goodwill and related assets exceeded their fair value. As a result, the Company recognized a charge to income of $38,257,357 ($1.32 per share) of goodwill impairment as the cumulative effect of a change in accounting principle during the first quarter of 2002. As of the end of each period presented, all of the Company’s intangible assets had definitive lives and were being amortized accordingly.

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

SciQuest, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

8.    Related Party Transactions

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

Some of the statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report contain forward-looking information. You can identify these statements by forward-looking words such as “expect,” “anticipate,” “believe,” “goal,” “plan,” “intend,” “estimate,” “predict,” “project,” “potential,” “continue,” “may,” “will,” and “should” or similar words. They include statements concerning:

•	future development expenses;

•	future sales and marketing expenses;

•	future general and administrative expenses;

•	future stock-based customer acquisition costs;

•	future operating expenses;

•	future interest income;

•	future cash flows;

•	future operating losses;

•	the effects of the application of, and changes in, our accounting policies;

•	future licensing of software from third parties;

•	the length of our sales cycle;

•	our international expansion;

•	the effects of our cost reductions and restructuring program;

•	future sales of stock by our executive officers; and

•	the sufficiency of our existing liquidity and capital resources.

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

We are continually evaluating our product offerings with regard to meeting our customers’ requirements and to acceptance in the marketplace. Also, we review the current and long-term profitability of each product. Our investment in each product is dependent upon its profitability potential. Periodically, we will decide to increase or decrease the investment, or even divest a product, based upon these reviews and analyses. Accordingly, in the first quarter of 2003 we refocused our expenditures to support our procurement platform. As a result, we are reducing costs in other areas. These cost reductions will result in the elimination of approximately 50 full-time positions. We expect to complete these reductions during the second quarter of 2003.

Sources of Revenue

We generate revenues by charging license, subscription and maintenance fees for the use of our technology. We also offer professional services related to these solutions, for activities such as project implementation and training. In addition, we receive revenue from scientific supply manufacturers for converting their paper catalogs into an electronic format, enhancing or enriching the data and distributing the information as directed by the suppliers.

Revenues consist of (1) sales of software licenses and fees for implementation, customization and maintenance services related to these software licenses, (2) advertising revenues from our web sites, (3) managing suppliers’ product catalog content, and (4) advertising revenues from the Source Book. We expect that sales of software licenses and fees for implementation, customization and maintenance services related to these software licenses will continue to be the primary source of revenues in future periods.

Advertising revenues are recognized ratably over the period in which the advertisement is displayed. Revenues from advertising included in the Source Book are recognized at the date the Source Book is published and distributed, which historically has been in the second quarter of the fiscal year.

We realize revenue from the sale of licenses to our software products, the implementation and customization of our software products and the sale of maintenance and support contracts. We recognize revenues from the sale of licenses to our software products and implementation and customization that are deemed to be essential to the functionality of these software products, on a percentage-of-completion basis over the period of the customization and implementation services, which generally ranges from three to nine months. We recognize revenues from the sale of maintenance and support contracts ratably over the period of the maintenance and support agreements, which is typically twelve months. Revenues from the sale of standardized versions of software are recognized upon customer acceptance in accordance with Statement of Position 97-2, “Software Revenue Recognition.” In addition, we sell subscriptions to our hosted e-procurement solutions. The implementation services and the total subscription fees attributable to our hosted solutions are recognized ratably over the term of the agreement.

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

The Groton NeoChem solutions facilitate the capture, organization, management, analysis and presentation of data by integrating advanced software and analytical instrument technology.

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

Of the total purchase price, $50,000 was allocated to fixed assets, $203,000 to the developed software technology and $293,000 to customer agreements. These assets are being amortized over a period of two to four years. In addition, approximately $95,000 of the total purchase price was allocated to cash and investments leaving $28,000 allocated to various current assets.

The purchase of HigherMarkets expanded our software product offerings into the higher education marketplace via the HigherMarkets hosted procurement solutions designed to meet the unique needs of this industry. HigherMarkets’ products are used by researchers and procurement departments of universities, colleges, research institutions and other post-secondary education entities.

Restructuring

As part of a restructuring program announced in June 2001, the restructuring charge included approximately $2.4 million of other costs and lease obligations relating to the unprofitable business lines to be eliminated. The restructuring was completed except for the lease obligations. Due to the additional excess occupancy costs resulting from both an increase in the amount of unutilized rental space and an increase in the estimated number of months before receiving anticipated sublease proceeds because of the depressed local commercial real estate markets, we reevaluated the 2001 provision for excess office capacity and increased the charge for restructuring by $2.9 million during 2002.

During the first quarter of 2003, we began refocusing resources to support our procurement product platform and reducing costs in other areas, which resulted in a reduction of approximately 50 full-time positions through attrition and elimination by the end of the second quarter of 2003. The restructuring expense of $380,000 in the first quarter of 2003 represents the recognition of severance expense covering the 36 full-time positions that were eliminated.

Application of Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles utilized in the U.S. Our significant accounting policies are fully described in Note 2 to the consolidated financial statements included under Item 8 of Form 10-K. However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require a higher degree of judgment and complexity. While the estimates and judgments associated with the application of these policies may be affected by different assumptions and conditions, we believe the estimates and judgments associated with the reported amounts are appropriate in the circumstances. Our management has discussed each of the estimates and judgments described below with the Audit Committee of the Board of Directors and has received input from the members of the committee on these estimates and judgments. The following is a summary of our more significant accounting policies and how they impact our financial statements.

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

Allowance for doubtful accounts. We bear all risk of loss on credit sales of products, licenses and professional services. The allowance for doubtful accounts at March 31, 2003 represents approximately 17% of total gross accounts receivable.

Management’s estimate is developed from analysis of each individual customer account. Based on current economic conditions and historical experience, we believe that the allowance is adequate. However, if general economic conditions worsen, it could negatively impact the ability of customers to pay their obligations to us.

Prior to June 30, 2002, we had a receivable from a customer that was within the final months of a multi-year equipment financing arrangement that began during 2000. We maintained a security interest through UCC filings in the underlying equipment. During the second quarter of 2002, the customer failed to make payments in a timely manner, and accordingly, we initiated legal action. During the third quarter of 2002, a settlement was reached, whereby we received cash of $987,500 and the return of substantially all of the underlying collateral. The net value of this receivable was reclassified from accounts receivable to inventory, and the remaining $95,000 is presented in the “prepaid expenses and other current assets” classification of the Consolidated Balance Sheet as of March 31, 2003.

Deferred customer acquisition costs. Deferred customer acquisition costs relate to common stock warrants given to several key suppliers and buyers of scientific products. The amount of deferred customer acquisition costs is and will be adjusted in each reporting period based on changes in the fair value of the underlying common stock until the warrants are fully vested and non-forfeitable. Deferred customer acquisition costs will be amortized as a non-cash charge to sales and marketing expense over the term of the related contractual relationship using a cumulative catch-up method. The terms of the contractual relationships range from three to five years. The value of these warrants is adjusted each reporting period based upon the closing trading price of our common stock at each balance sheet date. As discussed above, changes in our closing trading price from one reporting period to the next will affect our amortization of these costs, and consequently, our results of operations. Because the amortization of these costs is dependent upon the trading price of our common stock, we cannot predict the future impact of this amortization on our results from operations. However, due to the reduced number of warrants outstanding as of March 31, 2003, we do not anticipate the amortization in future periods to be material.

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

Restructuring. We have previously announced two restructuring programs in prior years involving exiting certain unprofitable business lines. Various estimates developed from assumptions are involved in calculating the restructuring charges, especially related to lease obligations. Generally accepted accounting principles require that continuing lease obligations no longer providing economic benefit be calculated and offset by estimated sublease proceeds obtainable for the property. Estimating the potential sublease proceeds is dependent upon our ability to predict general and local economic market conditions.

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

During the first quarter of 2003, we began refocusing resources to support our procurement product platform and reducing costs in other areas, which resulted in a reduction of approximately 50 full-time positions through attrition and elimination by the end of the second quarter of 2003. The restructuring expense of $380,000 in the first quarter of 2003 represents the recognition of severance expense covering the 36 full-time positions that were eliminated.

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

Three Months Ended March 31, 2003 and 2002

Revenues

Revenues for the three months ended March 31, 2003 and 2002 have been derived primarily from the sale of licenses of our software products, the implementation and customization of our software products and from the subscriptions to our hosted e-procurement solutions.

During the three months ended March 31, 2003 and 2002, we recognized $1.9 million and $1.7 million, respectively, of revenue from fees from licenses and other professional services.

During the three months ended March 31, 2003, two customers accounted for 21% and 13%, respectively, of gross revenues. There can be no assurance that these customers will continue to purchase at these levels.

Cost of Revenues

Cost of revenues for license fees and other professional services primarily consist of personnel costs for employees who work directly on the development and implementation of customized electronic research solutions and who provide maintenance to customers as well as the amortization of capitalized software development costs.

Cost of revenues for license fees and other professional services for the three months ended March 31, 2003 and 2002 was $2.0 million and $1.5 million, respectively, of which $1.3 million and $0.9 million, respectively, related to the amortization of acquired and capitalized software development costs.

Gross Profit

Gross profit decreased to $(0.1) million for the three months ended March 31, 2003 from $0.1 million for the three months ended March 31, 2002. The reduction in gross profit is primarily attributable to an increase in amortization of acquired and capitalized software development costs relating to technology added from recent acquisitions and our Enterprise Substance Manager software to $1.3 million from $0.9 million. This increase in amortization cost of $0.4 million is somewhat offset by the increase in revenue of approximately $0.2 million. This increase in revenue contributed gross profit of approximately $0.1 million.

Operating Expenses

Development Expenses. Development expenses consist primarily of personnel and related costs to develop, operate and maintain our software, aggregate data and the amortization of capitalized development costs.

Development costs decreased to $1.3 million for the three months ended March 31, 2003 from $1.9 million for the three months ended March 31, 2002. In 2002 and 2003, we began refocusing our development expenditures to our procurement product platform. As a result, this decrease is attributable to the reduction in development expenses in areas other than our procurement product platform. During the three months ended March 31, 2003 and 2002, we capitalized approximately $0.7 million and $0.7 million, respectively, of certain costs related to software and web site development projects.

As a result of the recent reduction of personnel in the development departments, we expect our development expenses for the remaining quarters in 2003 to be lower than the levels of the first quarter of 2003.

Included in development cost is the amortization of non-cash stock-based employee compensation expense, which totaled $0.1 million and $0.1 million for the three months ended March 31, 2003 and 2002, respectively. This is primarily due to stock options that had been issued to employees with exercise prices less than fair value on the date of grant. Deferred compensation recorded due to the issuance of such stock options is charged to stock-based employee compensation expense over the vesting term of the options.

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of ongoing operating expenses such as salaries and other related costs for sales and marketing personnel, travel expenses, public relations expenses and marketing materials as well as amortization of non-cash stock-based customer acquisition costs.

Total sales and marketing expenses decreased to $1.3 million for the three months ended March 31, 2003 from $1.9 million for the three months ended March 31, 2002. This net decrease resulted primarily from increased ongoing expenses from $1.2 million to $1.3 million offset by the decrease in amortization of non-cash stock-based employee compensation and customer acquisition costs.

Ongoing operating expenses increased because of additional personnel and related expenses to expand efforts to introduce, market and sell the products that we have acquired via acquisitions and developed internally.

Stock-based customer acquisition costs represent the amortization of deferred customer acquisition costs that were initially recorded in November 1999 upon the issuance of common stock warrants to key suppliers and customers. The value of these warrants is adjusted each reporting period based upon the closing trading price of our common stock at each balance sheet date. Decreases in our closing trading price from one reporting period to the next will likely result in a benefit, and increases in our closing trading price will likely result in charges to expense. Because the amortization of these costs is dependent upon the trading price of our common stock, we cannot predict the future impact of this amortization on our results from operations. During 2001 and the second half of 2002, the majority of these warrants were cancelled. Accordingly, non-cash stock-based customer acquisition costs for the three months ended March 31, 2003 decreased to approximately $5,000 from $0.7 million for the three months ended March 31, 2002 and are expected to be minimal in the future.

We expect our sales and marketing expenses, apart from the amortization of stock-based customer acquisition costs, to continue to be somewhat higher in 2003 than in 2002, as we continue the expansion of our sales and marketing efforts to introduce and sell the new products that we have acquired and developed.

General and Administrative Expenses. General and administrative expenses consist primarily of ongoing operating expenses such as personnel and related costs for our general corporate functions, including finance, accounting, legal, human resources, investor relations and facilities as well as the amortization of intangibles.

Total general and administrative expenses decreased to $2.4 million for the three months ended March 31, 2003 from $3.8 million for the three months ended March 31, 2002. The decrease in total general and administrative expenses of $1.4 million is comprised of an increase in ongoing operating expenses of $0.4 million offset by a decrease in the amortization of intangibles of $1.8 million.

This increase in ongoing operating expenses is the result of increased operating and lease costs related to the recent acquisitions and increases in other recurring costs such as directors and officers insurance.

Non-cash stock-based employee compensation and amortization of intangible assets decreased to approximately $30,000 from $1.8 million during the three months ended March 31, 2002. The amortization related primarily to our March 2000 acquisition of EMAX Solutions. There was no amortization of goodwill or intangible trademark assets during the three months ended March 31, 2003 as a result of the change in accounting for goodwill and the discontinuance of the EMAX trademarks as discussed in Note 7 of the Consolidated Financial Statements.

We expect general and administrative expenses for the remainder of 2003 to be comparable to the 2002 level.

Restructuring. During the first quarter of 2003, the Company began refocusing resources to support its procurement product platform and reducing costs in other areas, which resulted in an elimination of approximately 50 full-time positions by the end of the second quarter of 2003. The restructuring expense of $380,000 in the first quarter of 2003 represents the recognition of severance expense covering the final 36 full-time positions. We expect to be completed with this restructuring by the end of the second quarter.

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

In March 2000, we acquired all of the outstanding common and preferred stock of EMAX and allocated $22,000,000 of the purchase price to trademarks. Subsequently, we were amortizing the value of the trademarks to expense over a three-year period. During the first quarter of 2002, we discontinued utilizing the EMAX trademarks and, accordingly, determined that the carrying value of the trademarks had been impaired. As a result, we recognized a charge to income of $7,155,914, the unamortized balance at March 31, 2002, ($0.25 per share) in the first quarter of 2002 (see Note 7 to the Notes to Consolidated Financial Statements for additional discussion). There were no impairments of other intangible assets during the three months ended March 31, 2003.

Other Income (Expense)

Other income (expense) primarily consists of interest income earned on cash deposited in money market accounts and other short and long-term investments partially reduced by interest expense incurred on capital lease and debt obligations. Net other income (expense) decreased to $0.1 million for the three months ended March 31, 2003 from $0.3 million for the three months ended March 31, 2002. This decrease was primarily from reduced interest income resulting from our use of cash and investments to fund operations during 2002 and the first three months of 2003 as well as a reduction in interest rates between the comparative periods. We expect net interest income to continue to be lower in 2003 than in 2002.

Cumulative Effect of Accounting Change

We adopted Statement of Financial Accounting Standards No. 142, “Goodwill and other Intangible Assets” (“SFAS No. 142”) effective January 1, 2002. This statement addresses accounting and reporting for acquired goodwill and intangible assets. In accordance with the transitional provisions of SFAS No. 142, we determined that the carrying value of goodwill and related assets exceeded their fair value. As a result, we recognized a charge to income of $38,257,357 ($1.32 per share), of goodwill impairment as the cumulative effect of a change in accounting principle during the first quarter of 2002. There was no cumulative effect of accounting change during the three months ended March 31, 2003.

Liquidity and Capital Resources

We have primarily funded our operations through private placements of our preferred stock during 1998 and 1999 and our initial public offering which closed in November 1999. As of March 31, 2003, we had total cash and investments of $27.2 million, which is comprised of cash and cash equivalents of $17.8 million, short-term investments of $3.5 million and long-term investments of $5.9 million.

Cash used in operating activities was $2.6 million and $1.6 million during the three months ended March 31, 2003 and 2002, respectively. Cash used in operating activities was principally for the development of our software solutions, our sales and marketing efforts and administration.

Cash provided (used) by investing activities during the three months ended March 31, 2003 and 2002 was $9.4 million and ($1.4) million, respectively. Cash used in investing activities has primarily been comprised of purchases of investments in US government obligations, commercial paper and corporate bonds, purchases of computer equipment and the capitalization of certain costs associated with the development of our web sites and with the development of research software systems. During the three months ended March 31, 2002, we paid approximately $0.8 million related to acquisitions. Cash was primarily provided from the maturity of investments.

Cash used by financing activities during the three months ended March 31, 2003 and 2002, was $0.5 million and $0.2 million, respectively. During the three months ended March 31, 2003, we repurchased 898,933 shares of our common stock for $0.5 million.

During the three months ended March 31, 2003, we incurred an operating loss of $5.6 million. During the two years ended December 31, 2002 we incurred cumulative operating losses of $119 million and used $25.5 million of cash in operations. We have reduced our spending to an average of $2.5 million for net cash used in operating activities for the last seven quarters following our 2001 restructuring. Based on this spending level, adjusted for our anticipated additional capital needs, we believe that our existing cash and investments of $27.2 million at March 31, 2003 will be sufficient to satisfy our cash requirements for more than the next year. However, lower than expected cash flows as a result of lower revenues or increased expenses could require us to raise additional capital in order to maintain our operations. There are significant uncertainties, based on recent economic conditions and our limited operating experience as a software and related services provider, as to whether debt or equity financing will be available if we are required to seek additional funds. Even if we are able to secure funds in the debt or equity markets, we may not be able to do so on terms that are favorable or acceptable to us. Any additional equity financing, if available, could result in substantial dilution to our existing stockholders.

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

New Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (“SFAS No. 146”). SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” (“EITF No. 94-3”). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This is in contrast to EITF 94-3 which required recognition of a liability upon an entity’s commitment to an exit plan. SFAS No. 146 concludes that a commitment, by itself, does not create a present obligation meeting the definition of a liability. This statement establishes fair value as the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have any material impact on our financial statements or results of operations.

In November 2002, the Financial Accounting Standards Board issued Financial Accounting Series FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34” (“FIN No. 45”). FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements regarding its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The interpretive guidance incorporated without change from Interpretation 34 continues to be required for financial statements for fiscal years ending after June 15, 1981—the effective date of Interpretation 34. The adoption of FIN No. 45 did not have any impact on our financial statements or results of operations. The required disclosures for the three months ended March 31, 2003 are presented in Note 8 of the Consolidated Financial Statements.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123” (“SFAS No. 148”) which amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. SFAS No. 148 amends Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” to require prominent disclosure in interim financial information. The provisions of SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002 with the interim reporting provisions effective for reporting periods beginning after December 15, 2002. The adoption of SFAS No. 148 did not have any material impact on our financial statements or results of operations. The required disclosures as of March 31, 2003 are presented in Note 2 of the Consolidated Financial Statements.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). FASB Statements No.

133 “Accounting for Derivative Instruments and Hedging Activities” and No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, establish accounting and reporting standards for derivative instruments including derivatives embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 149 amends Statement 133 for certain decisions made by the Board as part of the Derivatives Implementation Group (DIG) process. This Statement contains amendments relating to FASB Concepts Statement No. 7, “Using Cash Flow Information and Present Value in Accounting Measurements”, and FASB Statements No. 65, “Accounting for Certain Mortgage Banking Activities”, No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”, No. 95, “Statement of Cash Flows”, and No. 126, “Exemption from Certain Required Disclosures about Financial Instruments for Certain Nonpublic Entities”. The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 is not expected to have any impact on our financial statements or results of operations.

In January 2003, the Financial Accounting Standards Board issued Financial Accounting Series FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51“ (“FIN No. 46”). The primary objective of the Interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities (VIEs). FIN No. 46 has far-reaching effects and applies to new entities created after January 31, 2003, as well as applies to existing entities in which an enterprise obtains an interest after that date. The provisions of FIN No. 46 are effective in the first year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN No. 46 is the guidance that determines (1) whether consolidation is required under the “controlling financial interest” model of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, or (b) other existing authoritative guidance, or, alternatively, (2) whether the variable-interest model under FIN No. 46 should be used to account for existing and new entities. The adoption of FIN No. 46 is not expected to have any impact on our financial statements or results of operations.

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

Since we have a limited operating history with our evolving business model, forecasting future performance may be difficult.

Our business model has evolved considerably since our company’s inception. For instance, we launched our public e-commerce marketplace in April 1999. Beginning with our acquisition of EMAX in March 2000, we have increasingly focused our efforts on providing software products and services to enhance research operations for pharmaceutical, biotechnology and other research-based organizations. We discontinued our order processing services in 2001. In 2002, we acquired the business operations of Textco, Groton NeoChem and HigherMarkets, each of which added new products and/or target markets to our business model. In 2003, we refocused our expenditures to support our procurement platform. Accordingly, we have only a limited operating history on which to evaluate our evolving business model. As a result of our limited operating history and the evolving nature of our business model, we may be unable to accurately forecast our revenues. We incur expenses based predominantly on operating plans and estimates of future revenues. Revenues to be generated from newly developed and evolving activities will be particularly difficult to forecast accurately. Our expenses are to a large extent fixed. We may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfalls. Accordingly, a failure to meet our revenue projections will have an immediate and negative impact on profitability. Finally, we cannot be certain that our evolving business model will be successful, particularly in light of our limited operating history.

We have a history of losses and anticipate incurring losses in the future. We may not achieve profitability.

We incurred a net loss of $5.5 million for the three months ended March 31, 2003. To date, we have not realized any profits, and as of March 31, 2003, we had an accumulated deficit of $282 million. We expect to incur substantial operating losses and continued negative cash flow from operations for the foreseeable future. In fact, we expect to continue generating losses through at least 2003. We may not be able to increase revenues sufficiently to achieve profitability.

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

We expect that for the foreseeable future we will generate a significant portion of our revenues from a limited number of large customers. During the three months ended March 31, 2003, two customers accounted for 21% and 13%, respectively, of our total revenues. In addition, large individual transactions with these customers may represent an increasing percentage of our revenues. These large transactions are often non-recurring, making it difficult to predict future transactions. The failure of one or more large transactions to occur in any given period may materially and adversely affect our revenues for that period. If we lose any of our large customers or if we are unable to add new large customers, our revenues will not increase as expected. In addition, our reputation and brand name would be harmed.

This customer concentration may also increase our accounts receivable credit risk from time to time. The failure by any large customer to make payments when due would negatively impact our cash flows. For instance, we had a receivable from a customer that was within the final months of a multi-year equipment financing arrangement that began during 2000. We maintained a security interest through UCC filings in the underlying equipment. During the second quarter of 2002, the customer failed to make payments in a timely manner, and accordingly, we initiated legal action. During the third quarter of 2002, a settlement was reached, whereby we received cash of $987,500 and the return of substantially all of the underlying collateral. The net value of this receivable (valued at approximately $95,000 at March 31, 2003) has been reclassified from accounts receivable to inventory and is presented in the prepaid expenses and other current assets classification of the Consolidated Balance Sheet as of March 31, 2003. If it is subsequently determined that the returned equipment has a lower resale value than currently estimated, additional charges against operating results may be required.

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

We believe that establishing, maintaining and enhancing the SciQuest brand is critical in expanding our customer base. Some of our competitors already have well-established brands. Promotion of our brand will depend largely on continuing our sales and marketing efforts and providing high-quality products and services to our enterprise customers. We reduced our spending on sales and marketing significantly beginning in the fourth quarter of 2000 and through 2002. This reduction in spending could materially and adversely affect our sales and marketing efforts. While we increased certain sales and marketing expenses in 2003, we cannot assure you that these additional expenses will be successful in generating additional revenue. We also launched new marketing campaigns in the second half of 2002 and the first quarter of 2003. We cannot be certain that our new marketing efforts will be successful in marketing the SciQuest brand. If we are unable to successfully promote our brand, or if we incur substantial expenses in attempting to do so, our revenues and earnings could be materially and adversely affected.

Our future revenue growth could be impaired if our investment in indirect sales channels for our products is unsuccessful.

We have invested significant time and other resources in developing indirect sales channels for our products through relationships with companies such as SCT and Microsoft Solomon Great Plains. We cannot assure you that our indirect sales channels will be successful or that we will be able to develop additional indirect sales channels. If these sales channels do not result in significant amounts of sales, our ability to achieve our revenue projections may be impaired. As we develop additional indirect sales channels, we may experience conflicts with our direct sales force to the extent that these sales channels target the same customer bases. Successful management of these potential conflicts will be necessary in order to maximize our revenue growth.

If we are not able to successfully integrate our systems with the internal systems of our customers, our operating costs and relationships with our suppliers and buyers will be adversely affected.

A key component of all services is the efficiencies created for suppliers and buyers through our products and services. In order to create these efficiencies, it will often be necessary that our systems integrate with customers’ internal systems, such as inventory, customer service, technical service, high throughput screening and robotic systems and financial systems. In addition, there is little uniformity in the systems used by our customers. If these systems are not successfully integrated, relationships with our customers will be adversely affected, which could have a material adverse effect on our financial condition and results of operations.

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

A key factor of our success will be the continued services and performance of our executive officers and other key personnel. If we lose the services of any of our executive officers, our financial condition and results of operations could be materially and adversely affected. We do not have long-term employment agreements with any of our key personnel. Our success also depends upon our ability to identify, hire and retain other highly skilled technical, managerial, editorial, sales, marketing and customer service professionals. Competition for such personnel is intense. We cannot be certain of our ability to identify, hire and retain adequately qualified personnel. For example, we may encounter difficulties in attracting a sufficient number of qualified software developers. Failure to identify, hire and retain necessary technical, managerial, editorial, merchandising, sales, marketing and buyer service personnel could have a material adverse effect on our financial condition and results of operations.

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

We obtained stockholder approval at our 2003 annual meeting of stockholders for our board of directors to have the authority to implement a reverse stock split in an effort to increase our common stock price by reducing the number of shares outstanding. We plan to implement the reverse stock split during the second quarter of 2003. However, we cannot assure you that the reverse stock split will result in a higher common stock price over an extended period of time. In addition, the reduced number of shares of common stock resulting from the reverse stock split could adversely affect the liquidity of our common stock.

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

PART II

OTHER INFORMATION

Item 1.    Legal Proceedings.

SciQuest and three of its officers were named as defendants in a lawsuit filed on September 10, 2001 in the United States District Court, Southern District of New York, captioned Patricia Figuerido v. Sciquest.com, Inc, No. 01 CV 8467. The case subsequently was consolidated for pretrial purposes with approximately 1,000 other lawsuits filed against more than 300 other issuers, certain of their officers and directors, and the underwriters of their initial public offerings, under the caption In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS). After the cases were consolidated, plaintiffs filed a Master Complaint and 309 consolidated amended complaints related to each issuer defendant’s offering. The consolidated amended complaint in In re Sciquest.com, Inc. Initial Public Offering Securities Litigation, No. 01 Civ. 7415, purports, on behalf of a putative class of purchasers of our common stock from our initial public offering through December 6, 2000, to state claims under the Securities Act of 1933 and under the Securities Exchange Act of 1934 against SciQuest and seven investment banking firms who either served as underwriters, or are the successors in interest to underwriters, of our initial public offering. Separate claims against the underwriters only, also have been brought under the Securities Act and the Exchange Act. The complaint alleges that the prospectus used in our initial public offering contained material misstatements or omissions regarding the underwriters’ allocation practices and compensation in connection with the initial public offering and also alleges that the underwriters manipulated the aftermarket for our common stock. In October 2002, the claims against the Company’s officers were dismissed without prejudice. In February 2003, the court denied SciQuest’s motion to dismiss the action against it. Damages in an unspecified amount are sought, together with interest, costs and attorneys’ fees.

It is too early in this matter to reasonably predict the probability of the outcome or to estimate a range of possible losses. Adverse judgments in this matter could have a material adverse effect on our consolidated financial position, liquidity or consolidated results of operations.

Item 2.    Changes in Securities.

Not applicable.

Item 3.    Defaults In Securities.

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

(a) Our Annual Meeting of Stockholders was held on April 30, 2003. There were present at the annual meeting, in person or by proxy, holders of 26,199,904 shares of the Common Stock entitled to vote.

(b) The following directors were elected to hold office until the indicated annual meeting of stockholders, or until their successors are elected and qualified, with the vote for each director being reflected below:

Name	Term Expiration	Votes For	Votes Withheld
Bruce J. Boehm	2006	26,028,868	171,036
Louis M. Sherwood, M.D.	2006	25,930,466	269,438
Lloyd M. Segal.	2006	25,929,928	269,976

The affirmative vote of a plurality of the shares of Common Stock cast, in person or by proxy, at the Annual Meeting was required to elect each director. Noel J. Fenton and Stephen J. Wiehe will continue as directors until the election and qualification of successor directors at the 2004 annual meeting of stockholders. M. Scott Andrews and H. Alexander Holmes will continue as directors until the election and qualification of successor directors at the 2005 annual meeting of stockholders.

(c) The approval for the authorization for the Board of Directors to amend the certificate of incorporation to effect a reverse stock split at one of three ratios was ratified with 25,486,398 affirmative votes cast, 561,326 negative votes cast and 152,179 abstentions. The approval of the authorization to amend the certificate of incorporation to effect a reverse stock split at one of three ratios required the affirmative vote of a majority of the issued and outstanding shares of common stock as of March 14, 2003.

(d) The appointment of PricewaterhouseCoopers LLP as independent auditor for the year ending December 31, 2003, was ratified with 26,013,234 affirmative votes cast, 67,417 negative votes cast and 119,253 abstentions. The appointment of PricewaterhouseCoopers LLP required the affirmative vote of a majority of the shares represented at the Annual Meeting for purposes of such proposal.

Item 5.    Other Information.

None.

Item 6.    Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as a part of, or are incorporated by reference into, this report on Form 10-Q:

Exhibit Number	Description

3.1*	Second Amended and Restated Certificate of Incorporation of SciQuest.

3.2*******	Amendment to second Amended and Restated Certificate of Incorporation of SciQuest.

3.3*	Amended and Restated Bylaws of SciQuest.

4.1*	See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws of SciQuest defining rights of the holders of Common Stock of SciQuest.

4.2*	Specimen Stock Certificate.

10.1*	SciQuest Stock Option Plan dated as of September 4, 1997.

10.2*	Amendment No. 1 to SciQuest Stock Option Plan dated as of September 11, 1998.

10.3*	Amendment No. 2 to SciQuestStock Option Plan dated as of February 26, 1999.

10.4*	Amendment No. 3 to SciQuestStock Option Plan dated as of March 1, 1999.

10.5*	Amendment No. 4 to SciQuestStock Option Plan dated as of August 27, 1999.

10.6*	Amendment No. 5 to SciQuest Stock Option Plan.

10.7*	SciQuest1999 Stock Incentive Plan dated as of October 12, 1999.

10.8**	First Amendment to 1999 Stock Incentive Plan.

10.9**	Merger Agreement by and among SciQuest, Lujack Subsidiary, Inc., Intralogix, Inc., Mary T. Romac, Timothy M. Brady and Dale L. Young dated January 14, 2000.

Exhibit Number	Description

10.10**	Merger Agreement by and among SciQuest, SciCentral Acquisition Subsidiary, Inc., SciCentral.com, Inc. and the shareholders of SciCentral.com, Inc. dated February 2, 2000.

10.11**	Agreement and Plan of Merger and Reorganization between SciQuest, ESP Acquisition, Inc. and EMAX Solution Partners, Inc. dated March 13, 2000.

10.12**	SciQuest 2000 Employee Stock Purchase Plan.

10.13***	Second Amendment to 1999 Stock Incentive Plan.

10.14****	Form of Services Agreement.

10.15*****	Form of Master License and Services Agreement.

10.16*****	Executive Employment Agreement by and between SciQuest and Stephen J. Wiehe, dated February 5, 2002.

10.17******	Agreement and Plan of Merger, dated as of June 25, 2002, by and among SciQuest, HigherMarkets Acquisition, Inc. and HigherMarkets, Inc.

10.18*	Lease Agreement by and between Duke-Weeks Realty Limited Partnership and SciQuest dated as of October 19, 1999.

10.19*******	Lease Agreement by and between Brandywine Operating Partnership, L.P. and SciQuest dated as of October 2000.

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to SciQuest’s Registration Statement on Form S-1 (Reg. No. 333-87433).
**	Incorporated by reference to SciQuest’s Registration Statement on Form S-1 (Reg. No. 333-32582).
***	Incorporated by reference to SciQuest’s Annual Report on Form 10-K for the year ended December 31, 2000.
****	Incorporated by reference to SciQuest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
*****	Incorporated by reference to SciQuest’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.
******	Incorporated by reference to SciQuest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
*******	Incorporated by reference to SciQuest’s Annual Report on Form 10-K for the year ended December 31, 2002.

(b) Reports on Form 8-K.

A current report on Form 8-K was filed on April 30, 2003, in connection with the release of SciQuest’s earnings for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCIQUEST, INC.

Date:	May 9, 2003	By:	/s/ STEPHEN J. WIEHE
Stephen J. Wiehe
Chief Executive Officer
(Principal Executive Officer)

Date:	May 9, 2003	By:	/s/ JAMES J. SCHEUER
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

Dated this 9th day of May, 2003

/s/ STEPHEN J. WIEHE
Stephen J. Wiehe
Chief Executive Officer

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

Dated this 9th day of May, 2003

/s/ JAMES J. SCHEUER
James J. Scheuer
Chief Financial Officer