Form 10-Q
period 2003-06-30
SCIQUEST INC
filed 2003-08-12
CIK 1082526

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-30436

SCIQUEST, INC.

(Exact name of registrant as specified in its charter)

Delaware	56-2127592
(State or other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5151 McCrimmon Parkway, Suite 216 Morrisville, North Carolina	27560
(Address of principal executive offices)	(Zip Code)

(919) 659-2100

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒  No  ☐

As of August 7, 2003, 3,739,205 shares of Common Stock, $.001 par value, were outstanding.

SCIQUEST, INC.

PART I

Item 1. Financial Statements

SciQuest, Inc.

CONSOLIDATED BALANCE SHEETS

	June 30, 2003	December 31, 2002
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,458,730	$11,460,153
Short-term investments	3,562,467	10,441,258
Accounts receivable, net	2,220,854	2,293,902
Prepaid expenses and other current assets	2,263,536	2,837,131

Total current assets	23,505,587	27,032,444

Long-term investments	4,777,778	9,254,841
Property and equipment, net	1,610,545	2,734,113
Capitalized software and web site development costs, net	6,688,684	8,192,335
Other intangible assets, net	219,413	415,642
Other long-term assets	572,774	209,961

Total assets	$37,374,781	$47,839,336

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$471,349	$406,830
Accrued liabilities	5,429,720	5,680,935
Deferred revenue	3,329,105	2,621,444
Current maturities of long-term debt and capital lease obligations	—	44,721

Total current liabilities	9,230,174	8,753,930

Long-term debt and capital lease obligations, less current maturities	1,862,833	1,862,833

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 90,000,000 shares authorized; 4,028,991 and 4,116,629 shares issued as of June 30, 2003 and December 31, 2002, respectively	4,029	30,875
Additional paid-in capital	314,213,278	314,554,477
Deferred compensation	—	(101,549)
Deferred customer acquisition costs	(2,399)	(5,208)
Accumulated other comprehensive loss	(13,438)	(9,405)
Treasury stock, at cost; 253,911 and 96,987 shares as of June 30, 2003 and December 31, 2002, respectively	(1,258,948)	(640,573)
Accumulated deficit	(286,660,748)	(276,606,044)

Total stockholders’ equity	26,281,774	37,222,573

Total liabilities and stockholders’ equity	$37,374,781	$47,839,336

The accompanying notes are an integral part of these financial statements.

SciQuest, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:
License fees and other professional services	$1,829,868	$1,777,035	$3,517,986	$3,398,587

Cost of revenues:
Cost of license fees and other professional services	808,840	903,394	1,514,073	1,545,883
Cost of license fees-amortization of acquired and capitalized software costs	668,831	1,202,024	1,806,742	2,072,206

Total cost of revenues	1,477,671	2,105,418	3,320,815	3,618,089

Gross profit (loss)	352,197	(328,383)	197,171	(219,502)

Operating expenses:
Development	1,173,350	1,966,941	2,461,321	3,772,853
Non-cash stock-based employee compensation	1,154	70,204	63,531	139,665

Total development expenses	1,174,504	2,037,145	2,524,852	3,912,518

Sales and marketing	958,432	978,878	2,208,622	2,086,097
Non-cash stock-based employee compensation and customer acquisition	3,437	(1,054,871)	5,985	(356,758)

Total sales and marketing expenses	961,869	(75,993)	2,214,607	1,729,339

General and administrative	1,890,127	1,725,331	4,224,489	3,721,482
Non-cash stock-based employee compensation and amortization of intangibles	21,983	12,946	52,293	1,859,474

Total general and administrative expenses	1,912,110	1,738,277	4,276,782	5,580,956

Restructuring	650,000	—	1,030,000	—
Impairment of intangible assets	—	—	—	7,155,914

Total operating expenses	4,698,483	3,699,429	10,046,241	18,378,727

Operating loss	(4,346,286)	(4,027,812)	(9,849,070)	(18,598,229)

Other income (expense):
Interest income	131,911	288,972	293,851	606,204
Interest expense	(26,054)	(17,485)	(46,191)	(44,957)
Other income, net	(5,580)	12,603	(5,117)	18,341

Total other income, net	100,277	284,090	242,543	579,588

Loss from continuing operations before cumulative effect of accounting change for impairment of goodwill	(4,246,009)	(3,743,722)	(9,606,527)	(18,018,641)
Income (loss) from discontinued operations (including loss on disposal of $247,417 on May 31, 2003)	(358,353)	61,575	(448,177)	13,992
Cumulative effect of accounting change for impairment of goodwill	—	—	—	(38,257,357)

Net loss	$(4,604,362)	$(3,682,147)	$(10,054,704)	$(56,262,006)

Net loss per common share—basic and diluted:
From continuing operations before cumulative effect of accounting change	$(1.11)	$(0.96)	$(2.47)	$(4.64)
Income (loss) from discontinued operations (including $0.06 from loss on disposal)	(0.09)	0.02	(0.12)	0.01
Cumulative effect of accounting change	—	—	—	(9.85)

Net loss per share-basic and diluted	$(1.20)	$(0.94)	$(2.59)	$(14.48)

Weighted average common shares outstanding—basic and diluted	3,836,670	3,900,769	3,879,280	3,884,613

The accompanying notes are an integral part of these financial statements.

SciQuest, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities
Net loss	$(10,054,704)	$(56,262,006)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,268,031	5,786,834
Bad debt expense	50,000	24,000
Loss on disposal from discontinued operations	247,417	—
Non-cash buyer incentive warrants	—	(8,936)
Accounting change-impairment of goodwill	—	38,257,357
Impairment of intangible assets	—	7,155,914
Amortization of deferred compensation	78,869	220,250
Amortization of deferred customer acquisition costs	6,370	(402,266)
Amortization of discount on investments	79,720	128,218
Loss from disposal of fixed assets	11,829	56,679
Asset write downs and other charges of restructuring	41,027	—
Changes in operating assets and liabilities:
Accounts receivable	23,048	1,300,069
Prepaid expenses and other current assets	745,229	516,772
Other assets	(362,813)	454,387
Accounts payable	64,519	270,641
Accrued liabilities	(312,437)	(1,508,660)
Deferred revenue	707,661	(727,484)

Net cash used in operating activities	(5,406,234)	(4,738,231)

Cash flows from investing activities
Purchase of property and equipment and capitalized software	(1,223,001)	(1,158,213)
Proceeds from sale of equipment	2,900	129,000
Cash received from acquisitions	—	49,092
Cash paid for acquisitions	—	(858,189)
Maturity of investments	15,395,800	13,658,666
Purchase of investments, including restricted cash	(4,119,666)	(12,809,921)

Net cash provided by (used in) investing activities	10,056,033	(989,565)

Cash flows from financing activities
Repayment of notes payable	—	(520,833)
Repayment of capital lease obligations	(44,721)	(72,844)
Proceeds from exercise of common stock warrants and options	507	30,637
Proceeds from issuance of common stock under employee stock purchase plan	16,740	86,742
Purchase and retirement of fractional shares from reverse stock split	(1,340)	—
Purchase of treasury stock	(618,375)	(275,485)

Net cash used in financing activities	(647,189)	(751,783)

Effect of exchange rate changes on cash and cash equivalents	(4,033)	5,855

Net increase (decrease) in cash and cash equivalents	3,998,577	(6,473,724)

Cash and cash equivalents at beginning of period	11,460,153	25,369,945

Cash and cash equivalents at end of period	$15,458,730	$18,896,221

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

Liquidity

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company had an accumulated deficit of $287 million at June 30, 2003, incurred a net loss of $4.6 million for the quarter then ended, and expects to incur additional losses during the remainder of 2003.

The Company has funded its operations primarily through private placements of preferred stock during 1998 and 1999 and its 1999 initial public offering. As of June 30, 2003, the Company had total cash and investments of $23.8 million, which is comprised of cash and cash equivalents of $15.5 million, short-term investments of $3.5 million and long-term investments of $4.8 million.

During 2001, the Company restructured its operations and transitioned from an e-commerce transaction company to a software and related services provider. As a result, there is only limited operating history under the current business model with which to estimate future performance. The Company’s cash flow is dependent on its ability to control expenses and achieve revenue growth which is dependent on the Company’s ability to sell software licenses and related services as well as acquire or develop new products and service offerings. Additionally, one customer generated 21% of the Company’s revenue for the three months ended June 30, 2003, and the Company expects that large individual transactions with major customers may continue to represent a large percentage of revenues.

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

Based on average quarterly operating expenses (excluding non-cash expenses) incurred in the seven quarters after the June 2001 restructuring and budgeted expenditures for 2003, the Company believes cash and investments at June 30, 2003

SciQuest, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

will be sufficient to satisfy requirements for more than the next year. However, lower than expected cash flows as a result of lower revenues or increased expenses could require the Company to raise additional capital in order to maintain its operations.

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The unaudited interim consolidated financial statements as of and for the three and six months ended June 30, 2003 and 2002 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments necessary to present fairly the consolidated balance sheets, statements of operations and statements of cash flows for the periods presented in accordance with generally accepted accounting principles. The consolidated balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date. Certain information and footnote disclosures have been omitted in accordance with the rules and regulations of the SEC. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2002 included in the Company’s Form 10-K, filed with the SEC on March 17, 2003. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

Principles of Consolidation

During the second quarter of 2003, the Company reorganized its corporate structure dissolving SciQuest Europe, Limited, and sold Textco, Inc., a wholly-owned subsidiary. As of June 30, 2003, the consolidated financial statements include the accounts of SciQuest, Inc. and its wholly-owned subsidiary, HigherMarkets, Inc. (“HigherMarkets”). All significant intercompany accounts and transactions have been eliminated. Prior to the reorganization and sale, the consolidated financial statements include the accounts of SciQuest, Inc. and its wholly-owned subsidiaries, SciQuest Europe, Limited (formerly EMAX Solution Partners (UK) Limited), Textco, Inc. (“Textco”) and HigherMarkets, Inc. (“HigherMarkets”). All significant intercompany accounts and transactions have been eliminated.

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

SciQuest, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Restricted Cash

At June 30, 2003, restricted cash of $500,000, $499,849 and $2,777,778 included in cash and cash equivalents, short-term investments and long-term investments, respectively, is comprised of certificates of deposit, money market and other investment accounts which serve as collateral for the Company’s lease commitments, officer and founder loans guaranteed by the Company and long-term debt.

Accounts Receivable

The Company bears all risk of loss on credit sales. Accounts receivable are presented net of an allowance for doubtful accounts of approximately $249,000 and $332,000 at June 30, 2003 and December 31, 2002, respectively.

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

SciQuest, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts payable and accounts receivable at June 30, 2003 and December 31, 2002 approximated their fair values due to the short-term nature of these items. The Company considers its short-term and long-term investments to be held-to-maturity, and therefore these investments are carried at amortized cost.

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

In March 2000, the Company acquired all of the outstanding common and preferred stock of EMAX Solution Partners, Inc. (EMAX) and allocated $22,000,000 of the purchase price to trademarks. Subsequently, the value of the trademarks was being amortized to expense over a three-year period. During the first quarter of 2002, the Company discontinued utilizing the EMAX trademarks and, accordingly, determined that the carrying value of the trademarks had been impaired. As a result, the Company recognized a charge to income of $7,155,914, the unamortized balance at March 31, 2002, ($1.84 per share) in the first quarter of 2002 (see Note 7).

The Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and other Intangible Assets” (“SFAS No. 142”) effective January 1, 2002. This statement addresses accounting and reporting for acquired goodwill and intangible assets. In accordance with the transitional provisions of SFAS No. 142, the Company determined that the carrying value of goodwill and related assets exceeded their fair value. As a result, the Company recognized a charge to income of $38,257,357 ($9.85 per share), as the cumulative effect of a change in accounting principle during the first quarter of 2002 (see Note 7).

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

SciQuest, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

Had compensation expense for the plans been determined based on the fair value at the grant dates for awards under the plans consistent with the methods of SFAS No. 123, the Company’s net loss for the three and six months ended June 30, 2003 and 2002 would have been increased to the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss available to common stockholders:
As reported	$(4,604,362)	$(3,682,147)	$(10,054,704)	$(56,262,006)
Add: Stock-based employee compensation expense included in reported net loss, net of tax related effects	6,822	104,443	78,869	220,250
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(844,474)	(1,085,464)	(1,879,499)	(2,240,670)

SFAS 123 proforma	$(5,442,014)	$(4,663,168)	$(11,855,334)	$(58,282,426)

Loss per share—basic and diluted:
As reported	$(1.20)	$(0.94)	$(2.59)	$(14.48)

SFAS 123 proforma	$(1.42)	$(1.20)	$(3.06)	$(15.00)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the three months ended June 30, 2003 and 2002 and the six months ended June 30, 2003 and 2002, respectively: risk free interest of 2.6%, 4.4%, 2.7% and 4.5%; expected lives of five years; dividend yields of 0%; and volatility factors of 122%, 131%, 122% and 131%.

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

During the three months ended June 30, 2003, one customer comprised 21% of the Company’s revenue. Although substantially all of the Company’s revenues are from sales transactions originating in the United States, generating revenue from large sales and installations of software increases short-term concentrations of credit risk with respect to accounts receivable. This credit risk is typically limited due to the contractual structure and short-term nature of each engagement and because most customers are located in the United States. At June 30, 2003, four customers comprised 14%, 12%, 12% and 11%, respectively, of the gross accounts receivable balance.

Comprehensive Income (Loss)

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income.” Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. The Company’s only item of other comprehensive income during the three and six months ended June 30, 2003 and 2002 was foreign currency translation.

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

Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants. The calculation of the net loss per share available to common stockholders for the three and six months ended June 30, 2003 and 2002 does not include any potential shares of common stock equivalents, as their impact would be anti-dilutive.

In September 2001, the Board of Directors authorized a stock repurchase program. The program authorizes the Company to purchase up to $5 million of common stock over the next twelve months from time to time in the open market or in privately negotiated transactions depending on market conditions. On August 28, 2002, the Company’s Board of Directors extended its prior authorization for an additional twelve months. As of June 30, 2003, the Company had purchased and placed in treasury 253,911 shares of its common stock at a cost of $1,258,948.

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

In November 2002, the Financial Accounting Standards Board issued Financial Accounting Series FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34” (“FIN No. 45”). FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements regarding its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The interpretive guidance incorporated without change from Interpretation 34 continues to be required for financial statements for fiscal years ending after June 15, 1981—the effective date of Interpretation 34. The adoption of FIN No. 45 did not have any impact on the Company’s financial statements or results of operations. The required disclosures as of June 30, 2003 are presented in Note 8.

SciQuest, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123” (“SFAS No. 148”) which amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. SFAS No. 148 amends Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” to require prominent disclosure in interim financial information. The provisions of SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002 with the interim reporting provisions effective for reporting periods beginning after December 15, 2002. The adoption of SFAS No. 148 did not have any material impact on the Company’s financial statements or results of operations since the Company continues to utilize the provisions of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” rather than voluntarily change to the fair value based method. The required disclosures as of June 30, 2003 are presented in Note 2.

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

In January 2003, the Financial Accounting Standards Board issued Financial Accounting Series FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51“ (“FIN No. 46”). The primary objective of the Interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities (VIEs). FIN No. 46 has far-reaching effects and applies to new entities created after January 31, 2003, as well as applies to existing entities in which an enterprise obtains an interest after that date. The provisions of FIN No. 46 are effective in the first year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN No. 46 is the guidance that determines (1) whether consolidation is required under the “controlling financial interest” model of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, or other existing authoritative guidance, or, alternatively, (2) whether the variable-interest model under FIN No. 46 should be used to account for existing and new entities. The adoption of FIN No. 46 is not expected to have any impact on the Company’s financial statements or results of operations.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 establishes standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. It requires classification of a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective on July 1, 2003. The Company believes that the adoption of SFAS No. 150 will not have a material impact on its financial position.

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

3. Acquisitions

Textco, Inc

On February 19, 2002, the Company purchased all of the outstanding stock of Textco, Inc. in exchange for the issuance of 29,165 shares of the Company’s common stock with a value of approximately $329,000 based on the average market price over the five-day period beginning two days before and ending two days after the acquisition date, cash payments in the amount of $393,000 (including $118,000 for acquisition-related expenses) and the assumption of $37,000 in net liabilities of Textco. This acquisition was accounted for using the purchase method of accounting under SFAS No. 141. The results of Textco’s operations have been included in the consolidated financial statements since the date of acquisition.

The merger agreement includes incentive payments upon achievement of cumulative revenue targets during the first year. Cash of $180,000 and 35,895 shares of common stock related to the incentive payments were placed in escrow. Since the cumulative revenue targets were achieved during 2002, the escrowed incentive payments have been paid, with the stock valued at $121,000. The additional $301,000 of purchase price was allocated to the developed software costs.

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

Effective May 31, 2003, the Company divested of the investment in Textco (see Note 9).

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

SciQuest, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

The Groton NeoChem solutions facilitate the capture, organization, management, analysis and presentation of data by integrating advanced software and analytical instrument technology.

HigherMarkets, Inc

On June 25, 2002, the Company purchased all of the outstanding stock of HigherMarkets, Inc. in exchange for the issuance of 86,957 shares of the Company’s common stock with a value of approximately $480,000 based on the average market price over the five-day period beginning two days before and ending two days after the acquisition date, cash payments of acquisition-related expenses of $42,000 and the assumption of $147,000 in net liabilities of HigherMarkets. This acquisition was accounted for using the purchase method of accounting under SFAS No. 141. The results of HigherMarkets’ operations have been included in the consolidated financial statements since the date of acquisition.

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

Due to the additional excess occupancy costs resulting from both an increase in the amount of unutilized rental space and an increase in the estimated number of months before receiving anticipated sublease proceeds because of the depressed local commercial real estate markets, the Company reevaluated the 2001 provision for excess office capacity and increased the charge for restructuring by $2.9 million during 2002.

During the first quarter of 2003, the Company began refocusing resources to support its procurement product platform and reducing costs in other areas, which resulted in a reduction of approximately 50 full-time positions through attrition and elimination by the end of the second quarter of 2003. The restructuring expense of $380,000 in the first quarter of 2003 represents the recognition of severance expense covering the 36 full-time positions that were eliminated. As a result of this restructuring, additional excess office space was identified. The associated additional excess lease cost of $650,000 was charged to restructuring expense in the second quarter of 2003.

The following table summarizes information about the Company’s restructuring plans:

	Liability at December 31, 2002	Additional Restructuring Expenses	Impairment Expenses and Charges to Liability	Remaining Liability at June 30, 2003
Number of employees	—	36	36	—

Involuntary termination benefits	$—	$380,000	$365,731	$14,269
Other costs, primarily lease obligations	3,669,983	650,000	635,213	3,684,770

Total	$3,669,983	$1,030,000	$1,000,944	$3,699,039

SciQuest, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

5. Strategic Relationships

In October, November, and December 1999, the Company entered into strategic relationships with a number of key suppliers and buyers of scientific products. As a part of these arrangements, the Company issued to these companies 546,890 warrants to purchase the Company’s common stock at an exercise price of $0.075 per share of which 7,500 warrants were issued and outstanding at June 30, 2003. During 2001 and 2002, warrants representing 492,585 shares of common stock were cancelled. These cancellations will not have any effect on net stockholders’ equity. Future amortization costs will be reduced by an undetermined amount. At June 30, 2003 and December 31, 2002, the Company had deferred customer acquisition costs of $3,258,955 and $3,255,394, respectively, with accumulated amortization of $3,256,556 and $3,250,186, respectively, resulting in net costs of $2,399 and $5,208, respectively related to these warrants. The amount of deferred customer acquisition costs will be adjusted in future reporting periods based on changes in the fair value of the warrants until such date as the warrants are fully vested and non-forfeitable. Deferred customer acquisition costs will be amortized to operating expense over the term of the related contractual relationship, which in the case of the buyer agreements is three years and in the case of the supplier agreements is four or five years, using a cumulative catch-up method. The Company recognized $1,467 and $6,370 in stock-based non-cash customer acquisition expense (benefit) during the three and six months ended June 30, 2003, respectively, and $(1,070,882) and $(402,266) during the three and six months ended June 30, 2002, respectively, related to the amortization of deferred customer acquisition costs.

6. Legal Proceedings

SciQuest and three of its officers were named as defendants in a lawsuit filed on September 10, 2001 in the United States District Court, Southern District of New York, captioned Patricia Figuerido v. Sciquest.com, Inc, No. 01 CV 8467. The case subsequently was consolidated for pretrial purposes with approximately 1,000 other lawsuits filed against more than 300 other issuers, certain of their officers and directors, and the underwriters of their initial public offerings, under the caption In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS). After the cases were consolidated, plaintiffs filed a Master Complaint and 309 consolidated amended complaints related to each issuer defendant’s offering. The consolidated amended complaint in In re Sciquest.com, Inc. Initial Public Offering Securities Litigation, No. 01 Civ. 7415, purports, on behalf of a putative class of purchasers of the Company’s common stock from its initial public offering through December 6, 2000, to state claims under the Securities Act of 1933 and under the Securities Exchange Act of 1934 against SciQuest and seven investment banking firms who either served as underwriters, or are the successors in interest to underwriters, of the Company’s initial public offering. Separate claims against the underwriters only also have been brought under the Securities Act and the Exchange Act. The complaint alleges that the prospectus used in the Company’s initial public offering contained material misstatements or omissions regarding the underwriters’ allocation practices and compensation in connection with the initial public offering and also alleges that the underwriters manipulated the aftermarket for the Company’s common stock. In October 2002, the claims against the Company’s officers were dismissed without prejudice. In February 2003, the court denied SciQuest’s motion to dismiss the action against it. On July 1, 2003, a Special Committee of the Board acting on behalf of the Company authorized the Company to enter into a definitive settlement agreement to be prepared under the terms outlined in a Memorandum of Understanding. The anticipated settlement will be subject to court approval following notice to class members and a fairness hearing. Until final approval of the settlement by the court, the Company intends to continue its vigorous defense against the action that originally sought an unspecified amount of damages, together with interest, costs and attorneys’ fees.

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

7. Goodwill and Other Intangible Assets

The Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and other Intangible Assets” (“SFAS No. 142”) effective January 1, 2002. This statement addresses accounting and reporting for acquired goodwill and intangible assets. In accordance with the transitional provisions of SFAS No. 142, the Company determined that the carrying value of goodwill and related assets exceeded their fair value. As a result, the Company recognized a charge to income of $38,257,357 ($9.85 per share) of goodwill impairment as the cumulative effect of a change in accounting principle during the first quarter of 2002. As of the end of each period presented, all of the Company’s intangible assets had definitive lives and were being amortized accordingly.

In March 2000, the Company acquired all of the outstanding common and preferred stock of EMAX Solution Partners, Inc. (EMAX) and allocated $22,000,000 of the purchase price to trademarks. Subsequently, the value of the trademarks was being amortized to expense over a three-year period. During the first quarter of 2002, the Company discontinued utilizing the EMAX trademarks, and accordingly, determined that the carrying value of the trademarks had been impaired. As a result, the Company recognized a charge to income of $7,155,914, the unamortized balance at March 31, 2002, ($1.84 per share) in the first quarter of 2002.

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

In January 2002, the Company renewed its guarantee of a $380,000 real estate loan to a co-founder’s family partnership and secured the loan with a certificate of deposit in a like amount. The loan bears interest at prime rate and becomes payable in full in January 2004. The transaction was approved by a majority of the Company’s disinterested directors

9. Divestiture of Textco

Effective May 31, 2003, the Company sold all of the outstanding shares of Textco, Inc. to the original owners in exchange for all of the 65,060 shares of SciQuest common stock originally issued as part of the acquisition by SciQuest and a secured interest-free promissory note in the amount of $180,000, which is due in monthly installments through May 30, 2004. The fair value of the note using an imputed interest rate of 6.95% equals $172,484. The common stock was valued at $267,007 based on the average market price over the five-day period beginning two days before and ending two days after the sale date. The sale resulted in a loss on disposal of $247,417, ($0.06 per share) during the second quarter of 2003.

The results of operations of the business unit are shown as discontinued operations for all periods presented. The following is the condensed financial information for the Textco business unit for the three and six months ended June 30, 2003 and 2002.

SciQuest, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenue	$51,183	$386,415	$244,094	$442,401
Gross profit	$(47,434)	$299,274	$(13,207)	$327,864
Operating expenses	$63,502	$237,698	$187,553	$313,871

Income (loss) from operations	$(110,936)	$61,575	$(200,760)	$13,992
Loss on disposal	(247,417)	—	(247,417)	—

Total income (loss) from discontinued operations	$(358,353)	$61,575	$(448,177)	$13,992

10. Reverse Stock Split

On April 30, 2003, the shareholders authorized the Board of Directors to amend the Company’s certificate of incorporation to effect a reverse stock split at one of three ratios. Subsequently, the Board of Directors approved a reverse stock split in the ratio of one share for every seven and one-half shares outstanding. The reverse stock split was effective as of May 20,2003. As a result, the number of shares outstanding on May 20, 2003 was reduced from 28,966,037 to 3,862,138. The Company repurchased the related fractional shares.

All share and per share information has been adjusted to give effect to the reverse stock split for all periods presented, including all references throughout the financial statements and accompanying notes.

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

Overview

We provide technology, services and domain expertise to optimize procurement and materials management for the life sciences, higher education and industrial research markets. SciQuest solutions enable research-intensive organizations to reduce costs, improve the quality and the speed of the process of innovation by helping them find and acquire resources and manage the lifecycle of critical assets.

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

We are continually evaluating our product offerings with regard to meeting our customers’ requirements and to acceptance in the marketplace. Also, we review the current and long-term profitability of each product. Our investment in each product is dependent upon its profitability potential. Periodically, we will decide to increase or decrease the investment, or even divest a product, based upon these reviews and analyses. Accordingly, in the first quarter of 2003 we refocused our expenditures to support our procurement platform. As a result, we are reducing costs in other areas. These cost reductions resulted in the elimination of approximately 50 full-time positions during the first six months of 2003. In addition, we sold the Textco business unit to its original owners in the second quarter of 2003.

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

Recent Acquisitions

Textco, Inc.

On February 19, 2002, we purchased all of the outstanding stock of Textco, Inc. in exchange for the issuance of 29,165 shares of our common stock with a value of approximately $329,000 based on the average market price over the five-day period beginning two days before and ending two days after the acquisition date, cash payments in the amount of $393,000

(including $118,000 for acquisition-related expenses) and the assumption of $37,000 in net liabilities of Textco. This acquisition was accounted for using the purchase method of accounting. The results of Textco’s operations have been included in the consolidated financial statements since the date of acquisition.

The merger agreement includes incentive payments upon achievement of cumulative revenue targets during the first year. Cash of $180,000 and 35,895 shares of common stock related to the incentive payments were placed in escrow. Since the cumulative revenue targets were achieved during 2002, the escrowed incentive payments have been paid, with the stock valued at $121,000. The additional $301,000 of purchase price was allocated to the developed software technology.

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

Effective May 31, 2003, we sold all of the outstanding shares of Textco to its original owners in exchange for all of the 65,060 shares of SciQuest common stock that were issued as part of the original acquisition by SciQuest and a secured interest-free promissory note in the amount of $180,000, which is due in monthly installments through May 30, 2004.

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

HigherMarkets, Inc.

On June 25, 2002, we purchased all of the outstanding stock of HigherMarkets, Inc. in exchange for the issuance of 86,957 shares of our common stock with a value of approximately $480,000 based on the average market price over the five-day period beginning two days before and ending two days after the acquisition date, cash payments of acquisition-related expenses of $42,000 and the assumption of $147,000 in net liabilities of HigherMarkets. This acquisition was accounted for using the purchase method of accounting. The results of HigherMarkets’ operations have been included in the consolidated financial statements since the date of acquisition.

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

During the first quarter of 2003, we began refocusing resources to support our procurement product platform and reducing costs in other areas, which resulted in a reduction of approximately 50 full-time positions through attrition and elimination by the end of the second quarter of 2003. The restructuring expense of $380,000 in the first quarter of 2003 represents the recognition of severance expense covering the 36 full-time positions that were eliminated. As a result of this restructuring, additional excess office space was identified. The associated additional excess lease cost of $650,000 was charged to restructuring expense in the second quarter of 2003.

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

Allowance for doubtful accounts. We bear all risk of loss on credit sales of products, licenses and professional services. The allowance for doubtful accounts at June 30, 2003 represents approximately 10% of total gross accounts receivable. Management’s estimate is developed from analysis of each individual customer account. Based on current economic conditions and historical experience, we believe that the allowance is adequate. However, if general economic conditions worsen, it could negatively impact the ability of customers to pay their obligations to us.

Deferred customer acquisition costs. Deferred customer acquisition costs relate to common stock warrants given to several key suppliers and buyers of scientific products. The amount of deferred customer acquisition costs is and will be adjusted in each reporting period based on changes in the fair value of the underlying common stock until the warrants are fully vested and non-forfeitable. Deferred customer acquisition costs will be amortized as a non-cash charge to sales and marketing expense over the term of the related contractual relationship using a cumulative catch-up method. The terms of the contractual relationships range from three to five years. The value of these warrants is adjusted each reporting period based upon the closing trading price of our common stock at each balance sheet date. As discussed above, changes in our closing trading price from one reporting period to the next will affect our amortization of these costs, and consequently, our results of operations. Because the amortization of these costs is dependent upon the trading price of our common stock, we cannot predict the future impact of this amortization on our results from operations. However, due to the reduced number of warrants outstanding as of June 30, 2003, we do not anticipate the amortization in future periods to be material.

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

We adopted Statement of Financial Accounting Standards No. 142, “Goodwill and other Intangible Assets” (“SFAS No. 142”) effective January 1, 2002. This statement addresses accounting and reporting for acquired goodwill and intangible assets. In accordance with the transitional provisions of SFAS No. 142, we determined that the carrying value of goodwill and related assets exceeded their fair value. As a result, we recognized a charge to income of $38,257,357 ($9.85 per share), as the cumulative effect of a change in accounting principle during the first quarter of 2002. As of the end of each period presented, all of our intangible assets had definitive lives and were being amortized accordingly.

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

In March 2000, we acquired all of the outstanding common and preferred stock of EMAX Solution Partners, Inc. and allocated $22,000,000 of the purchase price to trademarks. Subsequently, the value of the trademarks was being amortized to expense over a three-year period. During the first quarter of 2002, we discontinued utilizing the EMAX trademarks, and accordingly, determined that the carrying value of the trademarks had been impaired. As a result, we recognized a charge to income of $7,155,914, the unamortized balance at March 31, 2002, ($1.84 per share) in the first quarter of 2002.

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

During the first quarter of 2003, we began refocusing resources to support our procurement product platform and reducing costs in other areas, which resulted in a reduction of approximately 50 full-time positions through attrition and elimination by the end of the second quarter of 2003. The restructuring expense of $380,000 in the first quarter of 2003 represents the recognition of severance expense covering the 36 full-time positions that were eliminated. As a result of this restructuring, additional excess office space was identified. The associated additional excess lease cost of $650,000 was charged to restructuring expense in the second quarter of 2003.

Internal Controls

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, our Chief Executive Officer and Chief Financial Officer have reviewed our company’s disclosure controls and procedures as of the end of the quarter ended June 30, 2003 (the “Evaluation Date”). These officers believe that such disclosure controls and procedures as of the Evaluation Date were adequate to ensure that material information relating to our company, including its consolidated subsidiaries, is made known to management by others within the company and its consolidated subsidiaries. To these officers’ knowledge, there were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date.

Three Months Ended June 30, 2003 and 2002

Revenues

Revenues for the three months ended June 30, 2003 and 2002 have been derived primarily from the sale of licenses of our software products, the implementation and customization of our software products and from the subscriptions to our hosted e-procurement solutions.

During the three months ended June 30, 2003 and 2002, we recognized $1.8 million and $1.8 million, respectively, of revenue from fees from licenses and other professional services. This amount includes revenue related to advertising sold in the BioSupplyNet Source Book of $230,000 and $410,000, respectively. Such revenue is recorded annually when the Source Book is published. This decrease in the Source Book revenue is the result of reduced advertising budgets of the suppliers who normally purchase such advertising.

Revenue from fees from licenses and other professional services from continuing operations for the three months ended June 30, 2003, exclusive of the advertising revenue, increased to $1.6 million from $1.4 million for the three months ended June 30, 2002.

During the three months ended June 30, 2003, one customer accounted for 21% of revenues from continuing operations. There can be no assurance that this customer will continue to purchase at this level.

Cost of Revenues

Cost of revenues for license fees and other professional services primarily consist of personnel costs for employees who work directly on the development and implementation of customized electronic research solutions and who provide maintenance to customers as well as the amortization of capitalized software development costs.

Cost of revenues for license fees and other professional services from continuing operations for the three months ended June 30, 2003 and 2002 was $1.5 million and $2.1 million, respectively, of which $0.7 million and $1.2 million, respectively, related to the amortization of acquired and capitalized software development costs. Also included in the cost of revenue for license fees and other professional services are the costs related to the BioSupplyNet Source Book of $200,000 and $190,000, during the three months ended June 30, 2003 and 2002, respectively.

Cost of revenues for licenses and other professional services from continuing operations for the three months ended June 30, 2003, exclusive of the cost of the Source Book revenue, decreased to $1.3 million from $1.9 million for the three months ended June 30, 2002, primarily due to reduced amortization of acquired and capitalized software development costs.

Gross Profit

Gross profit increased to $0.4 million for the three months ended June 30, 2003 from $(0.3) million for the three months ended June 30, 2002. Gross profit from licenses and professional fees from continuing operations was $322,000 and $(548,000) for the three months ended June 30, 2003 and 2002, respectively, excluding $30,000 and $220,000, respectively, from the Source Book. The increase in gross profit relating to licenses and professional fees is primarily attributable to the decrease in amortization of acquired and capitalized software development costs relating to technology added from recent acquisitions and our Enterprise Substance Manager software to $0.7 million from $1.2 million.

Operating Expenses

Development Expenses. Development expenses consist primarily of personnel and related costs to develop, operate and maintain our software, aggregate data and the amortization of capitalized development costs.

Development costs decreased to $1.2 million for the three months ended June 30, 2003 from $2.0 million for the three months ended June 30, 2002. In 2002 and 2003, we began refocusing our development expenditures to our procurement product platform. As a result, this decrease is attributable to the reduction in development expenses in areas other than our procurement product platform. During the three months ended June 30, 2003 and 2002, we capitalized approximately $0.5 million and $0.4 million, respectively, of certain costs related to software and web site development projects.

Included in development cost is the amortization of non-cash stock-based employee compensation expense, which totaled approximately $1,000 and $70,000 for the three months ended June 30, 2003 and 2002, respectively. This is primarily due to stock options that had been issued to employees with exercise prices less than fair value on the date of grant. Deferred compensation recorded due to the issuance of such stock options is charged to stock-based employee compensation expense over the vesting term of the options. The number of such stock options has been reduced due to the recent headcount reductions, resulting in reduced non-cash expense.

As a result of the recent reduction of personnel in the development departments, we expect our development expenses for the remaining quarters in 2003 to continue being lower than the levels of the first quarter of 2003.

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of operating expenses such as salaries and other related costs for sales and marketing personnel, travel expenses, public relations expenses and marketing materials as well as amortization of non-cash stock-based customer acquisition costs.

Total sales and marketing expenses increased to $1.0 million for the three months ended June 30, 2003 from $(0.1) million for the three months ended June 30, 2002. Expenses from operations remained level at $1.0 million. The net increase resulted primarily from the credit during 2002 relating to customer acquisition costs as explained in the following paragraphs.

Stock-based customer acquisition costs represent the amortization of deferred customer acquisition costs that were initially recorded in November 1999 upon the issuance of common stock warrants to key suppliers and customers. The value of these warrants is adjusted each reporting period based upon the closing trading price of our common stock at each balance sheet date. Decreases in our closing trading price from one reporting period to the next will likely result in a benefit, and increases in our closing trading price will likely result in charges to expense. Because the amortization of these costs is dependent upon the trading price of our common stock, we cannot predict the future impact of this amortization on our results from operations. During 2001 and the second half of 2002, the majority of these warrants were cancelled. Accordingly, non-cash stock-based customer acquisition costs for the three months ended June 30, 2003 increased to approximately $1,500 from $(1.1) million for the three months ended June 30, 2002 and are expected to be minimal in the future.

Also included in sales and marketing expense is the amortization of non-cash stock-based employee compensation expense, which totaled approximately $2,000 and $21,000 for the three months ended June 30, 2003 and 2002, respectively. This is primarily due to stock options that had been issued to employees with exercise prices less than fair value on the date of grant. Deferred compensation recorded due to the issuance of such stock options is charged to stock-based employee compensation expense over the vesting term of the options. The number of such stock options has been reduced due to the recent headcount reductions, resulting in reduced non-cash expense.

We expect our sales and marketing expenses, apart from the amortization of stock-based customer acquisition costs, to be somewhat higher in 2003 than in 2002, as we continue the expansion of our sales and marketing efforts to introduce and sell the new products that we have acquired and developed.

General and Administrative Expenses. General and administrative expenses consist primarily of operating expenses such as personnel and related costs for our general corporate functions, including finance, accounting, legal, human resources, investor relations and facilities as well as the amortization of intangibles.

Total general and administrative expenses increased to $1.9 million for the three months ended June 30, 2003 from $1.7 million for the three months ended June 30, 2002. This increase in general and administrative expenses of $0.2 million is primarily the result of increased operating and lease costs related to the recent acquisitions and increases in other recurring costs such as directors and officers insurance.

Included in general and administrative expenses is the amortization of non-cash stock-based employee compensation expense, which totaled approximately $4,000 and $13,000 for the three months ended June 30, 2003 and 2002, respectively. This is primarily due to stock options that had been issued to employees with exercise prices less than fair value on the date of grant. Deferred compensation recorded due to the issuance of such stock options is charged to stock-based employee compensation expense over the vesting term of the options. The number of such stock options has been reduced due to the recent headcount reductions, resulting in reduced non-cash expense.

Also included in general and administrative expenses is the amortization of intangible assets totaling approximately $18,000 and $0 for the three months ended June 30, 2003 and 2002, respectively. This increase is due to increased amortization of intangible assets relating to our recent acquisitions.

We expect general and administrative expenses for the remainder of 2003 to be somewhat higher than 2002 as a result of higher insurance costs.

Restructuring. During the first quarter of 2003, we began refocusing resources to support our procurement product platform and reducing costs in other areas, which resulted in an elimination of approximately 50 full-time positions by the end of the second quarter of 2003. The restructuring expense of $380,000 in the first quarter of 2003 represents the recognition of severance expense covering the final 36 full-time positions. We completed this restructuring by the end of the second quarter, and as a result, additional excess office space was identified. The associated additional excess lease cost of $650,000 was charged to restructuring expense in the second quarter of 2003.

Other Income (Expense)

Other income (expense) primarily consists of interest income earned on cash deposited in money market accounts and other short and long-term investments partially reduced by interest expense incurred on capital lease and debt obligations. Net other income (expense) decreased to $0.1 million for the three months ended June 30, 2003 from $0.3 million for the three months ended June 30, 2002. This decrease was primarily from reduced interest income resulting from our use of cash and investments to fund operations during the last twelve months as well as a reduction in interest rates between the comparative periods. We expect net interest income to continue to be lower in 2003 than in 2002.

Income (Loss) from Discontinued Operations

During the second quarter of 2003, we sold Textco, Inc. As a result, we reclassified previously reported revenue and expense items from the respective lines in the Statement of Operations to Income (Loss) from Discontinued Operations.

The income (loss) from operations was ($111,000) during the three months ended June 30, 2003 compared to $62,000 during the three months ended June 30, 2002. Revenues were $51,000 and $386,000 for the three months ended June 30, 2003 and 2002, respectively. The reduction in revenue is partially due to owning the business for only two months of the quarter; whereas we had revenue for three months during the second quarter of 2002. In addition, we recognized a loss on the sale of the unit of approximately $247,000 in the second quarter of 2003.

Six Months Ended June 30, 2003 and 2002

Revenues

Revenues for the six months ended June 30, 2003 and 2002 have been derived primarily from the sale of licenses of our software products, the implementation and customization of our software products and from the subscriptions to our hosted e-procurement solutions.

During the six months ended June 30, 2003 and 2002, we recognized $3.5 million and $3.4 million, respectively, of revenue from fees from licenses and other professional services. This amount includes revenue related to advertising sold in the BioSupplyNet Source Book of $230,000 and $410,000, respectively. Such revenue is recorded annually when the Source Book is published. This decrease in the Source Book revenue is the result of reduced advertising budgets of the suppliers who normally purchase such advertising.

Revenue from fees from licenses and other professional services from continuing operations for the six months ended June 30, 2003, exclusive of the advertising revenue, increased to $3.3 million from $3.0 million for the six months ended June 30, 2002.

During the six months ended June 30, 2003, two customers accounted for 22% and 11%, respectively, of gross revenues. There can be no assurance that these customers will continue to purchase at these levels.

Cost of Revenues

Cost of revenues for license fees and other professional services primarily consist of personnel costs for employees who work directly on the development and implementation of customized electronic research solutions and who provide maintenance to customers as well as the amortization of capitalized software development costs.

Cost of revenues for license fees and other professional services from continuing operations for the six months ended June 30, 2003 and 2002 was $3.3 million and $3.6 million, respectively, of which $1.8 million and $2.1 million, respectively, related to the amortization of acquired and capitalized software development costs. Also included in the cost of revenue for license fees and other professional services are the costs related to the BioSupplyNet Source Book of $200,000 and $190,000, during the six months ended June 30, 2003 and 2002, respectively.

Cost of revenues for licenses and other professional services from continuing operations for the six months ended June 30, 2003, exclusive of the cost of the Source Book revenue, decreased to $3.1 million from $3.4 million for the six months ended June 30, 2002, primarily due to reduced amortization of acquired and capitalized software development costs.

Gross Profit

Gross profit increased to $0.2 million for the six months ended June 30, 2003 from $(0.2) million for the six months ended June 30, 2002. Gross profit from licenses and professional fees was $0.2 million and $(0.4) million for the six months ended June 30, 2003 and 2002, respectively, excluding $30,000 and $220,000, respectively, from the Source Book. The increase in gross profit relating to licenses and professional fees is primarily attributable to the decrease in amortization of acquired and capitalized software development costs relating to technology added from recent acquisitions and our Enterprise Substance Manager software to $1.8 million from $2.1 million.

Operating Expenses

Development Expenses. Development expenses consist primarily of personnel and related costs to develop, operate and maintain our software, aggregate data and the amortization of capitalized development costs.

Development costs decreased to $2.5 million for the six months ended June 30, 2003 from $3.9 million for the six months ended June 30, 2002. In 2002 and 2003, we began refocusing our development expenditures to our procurement product platform. As a result, this decrease is attributable to the reduction in development expenses in areas other than our procurement product platform. During the six months ended June 30, 2003 and 2002, we capitalized approximately $1.2 million and $1.1 million, respectively, of certain costs related to software and web site development projects.

Included in development cost is the amortization of non-cash stock-based employee compensation expense, which totaled approximately $60,000 and $140,000 for the six months ended June 30, 2003 and 2002, respectively. This is primarily due to stock options that had been issued to employees with exercise prices less than fair value on the date of grant. Deferred compensation recorded due to the issuance of such stock options is charged to stock-based employee compensation expense over the vesting term of the options. The number of such stock options has been reduced due to the recent headcount reductions, resulting in reduced non-cash expense.

As a result of the recent reduction of personnel in the development departments, we expect our development expenses for the remaining quarters in 2003 to continue being lower than the levels of the first quarter of 2003.

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of operating expenses such as salaries and other related costs for sales and marketing personnel, travel expenses, public relations expenses and marketing materials as well as amortization of non-cash stock-based customer acquisition costs.

Total sales and marketing expenses increased to $2.2 million for the six months ended June 30, 2003 from $1.7 million for the six months ended June 30, 2002. This net increase resulted primarily from increased operating expenses from $2.1 million to $2.2 million offset by the $0.4 million credit during 2002 relating to customer acquisition costs as explained in the following paragraphs. Operating sales and marketing expenses increased because of additional personnel and related expenses to expand efforts to introduce, market and sell the products that we have acquired from acquisitions and developed internally.

Stock-based customer acquisition costs represent the amortization of deferred customer acquisition costs that were initially recorded in November 1999 upon the issuance of common stock warrants to key suppliers and customers. The value of these warrants is adjusted each reporting period based upon the closing trading price of our common stock at each balance sheet date. Decreases in our closing trading price from one reporting period to the next will likely result in a benefit, and increases in our closing trading price will likely result in charges to expense. Because the amortization of these costs is dependent upon the trading price of our common stock, we cannot predict the future impact of this amortization on our results from operations. During 2001 and the second half of 2002, the majority of these warrants were cancelled. Accordingly, non-cash stock-based customer acquisition costs (benefit) for the six months ended June 30, 2003 increased to approximately $6,000 from $(0.4) million for the six months ended June 30, 2002 and are expected to be minimal in the future.

Also included in sales and marketing expense is the amortization of non-cash stock-based employee compensation expense, which totaled approximately $0 and $43,000 for the six months ended June 30, 2003 and 2002, respectively. This is primarily due to stock options that had been issued to employees with exercise prices less than fair value on the date of grant. Deferred compensation recorded due to the issuance of such stock options is charged to stock-based employee compensation expense over the vesting term of the options. The number of such stock options has been reduced due to the recent headcount reductions, resulting in reduced non-cash expense.

We expect our sales and marketing expenses, apart from the amortization of stock-based customer acquisition costs, to continue to be somewhat higher in 2003 than in 2002, as we continue the expansion of our sales and marketing efforts to introduce and sell the new products that we have acquired and developed.

General and Administrative Expenses. General and administrative expenses consist primarily of operating expenses such as personnel and related costs for our general corporate functions, including finance, accounting, legal, human resources, investor relations and facilities as well as the amortization of intangibles.

Total general and administrative expenses decreased to $4.3 million for the six months ended June 30, 2003 from $5.6 million for the six months ended June 30, 2002. The decrease in total general and administrative expenses of $1.3 million is comprised of an increase in operating expenses of $0.5 million offset by a decrease in the amortization of intangibles of $1.8 million. This increase in operating general and administrative expenses is the result of increased operating and lease costs related to the recent acquisitions and increases in other recurring costs such as directors and officers insurance.

Amortization of intangible assets decreased to approximately $37,000 from $1.8 million during the six months ended June 30, 2003 and 2002, respectively. The 2002 amortization of $1.8 million related primarily to our March 2000 acquisition of EMAX Solutions. There was no amortization of intangible trademark assets during the six months ended June 30, 2003 as a result of the discontinuance of the EMAX trademarks as discussed in Note 7 of the Consolidated Financial Statements.

Also included in general and administrative expenses is the amortization of non-cash stock-based employee compensation expense, which totaled $16,000 and $26,000 for the six months ended June 30, 2003 and 2002, respectively. This is primarily due to stock options that had been issued to employees with exercise prices less than fair value on the date of grant. Deferred compensation recorded due to the issuance of such stock options is charged to stock-based employee compensation expense over the vesting term of the options. The number of such stock options has been reduced due to the recent headcount reductions, resulting in reduced non-cash expense.

We expect general and administrative expenses for the remainder of 2003 to be somewhat higher than 2002 as a result of increased insurance costs.

Restructuring. During the first quarter of 2003, we began refocusing resources to support our procurement product platform and reducing costs in other areas, which resulted in an elimination of approximately 50 full-time positions by the end of the second quarter of 2003. The restructuring expense of $380,000 in the first quarter of 2003 represents the recognition of severance expense covering the final 36 full-time positions. We completed this restructuring by the end of the second quarter, and as a result of this restructuring, additional excess office space was identified. The associated additional excess lease cost of $650,000 was charged to restructuring expense in the second quarter of 2003.

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

In March 2000, we acquired all of the outstanding common and preferred stock of EMAX and allocated $22,000,000 of the purchase price to trademarks. Subsequently, we were amortizing the value of the trademarks to expense over a three-year period. During the first quarter of 2002, we discontinued utilizing the EMAX trademarks and, accordingly, determined that the carrying value of the trademarks had been impaired. As a result, we recognized a charge to income of $7,155,914, the unamortized balance at March 31, 2002, ($1.84 per share) in the first quarter of 2002 (see Note 7 to the Notes to Consolidated Financial Statements for additional discussion). There were no impairments of other intangible assets during the six months ended June 30, 2003.

Other Income (Expense)

Other income (expense) primarily consists of interest income earned on cash deposited in money market accounts and other short and long-term investments partially reduced by interest expense incurred on capital lease and debt obligations. Net other income (expense) decreased to $0.2 million for the six months ended June 30, 2003 from $0.6 million for the six months ended June 30, 2002. This decrease was primarily from reduced interest income resulting from our use of cash and investments to fund operations during 2002 and the first six months of 2003 as well as a reduction in interest rates between the comparative periods. We expect net interest income to continue to be lower in 2003 than in 2002.

Income (Loss) from Discontinued Operations

During the second quarter of 2003, we sold Textco Inc. As a result, we reclassified previously reported revenue and expense items from the respective lines in the Statement of Operations to Income (Loss) from Discontinued Operations.

The income (loss) from operations was ($201,000) during the six months ended June 30, 2003 compared to $14,000 during the six months ended June 30, 2002. Revenues were approximately $244,000 and $442,000 for the six months ended June 30, 2003 and 2002, respectively. The reduction in revenue is partially due to operating the business for only five months during 2003 as well as a significant sale during the second quarter of 2002 in the pharmaceutical industry. In addition, we recognized a loss on the sale of the unit of approximately $247,000 in the second quarter of 2003.

Cumulative Effect of Accounting Change

We adopted Statement of Financial Accounting Standards No. 142, “Goodwill and other Intangible Assets” (“SFAS No. 142”) effective January 1, 2002. This statement addresses accounting and reporting for acquired goodwill and intangible assets. In accordance with the transitional provisions of SFAS No. 142, we determined that the carrying value of goodwill and related assets exceeded their fair value. As a result, we recognized a charge to income of $38,257,357 ($9.85 per share), of goodwill impairment as the cumulative effect of a change in accounting principle during the first quarter of 2002. There was no cumulative effect of accounting change during the six months ended June 30, 2003.

Liquidity and Capital Resources

We have primarily funded our operations through private placements of our preferred stock during 1998 and 1999 and our initial public offering which closed in November 1999. As of June 30, 2003, we had total cash and investments of $23.8 million, which is comprised of cash and cash equivalents of $15.5 million, short-term investments of $3.5 million and long-term investments of $4.8 million.

Cash used in operating activities was $5.4 million and $4.7 million during the six months ended June 30, 2003 and 2002, respectively. Cash used in operating activities was principally for the development of our software solutions, our sales and marketing efforts and administration.

Cash provided (used) by investing activities during the six months ended June 30, 2003 and 2002 was $10.1 million and $(1.0) million, respectively. Cash used in investing activities has primarily been comprised of purchases of investments in US government obligations, commercial paper and corporate bonds, purchases of computer equipment and the capitalization of certain costs associated with the development of our web sites and with the development of research software systems. Cash was primarily provided from the maturity of investments.

Cash used by financing activities during the six months ended June 30, 2003 and 2002, was $0.6 million and $0.8 million, respectively. During the six months ended June 30, 2003, we repurchased 156,924 shares of our common stock for $0.6 million.

During the six months ended June 30, 2003, we incurred an operating loss of $9.8 million. During the two years ended December 31, 2002 we incurred cumulative operating losses of $119 million and used $25.5 million of cash in operations. We have reduced our quarterly spending to an average of $2.6 million for net cash used in operating activities for the last eight quarters following our 2001 restructuring. Based on this spending level, adjusted for our anticipated additional capital needs, we believe that our existing cash and investments of $23.8 million at June 30, 2003 will be sufficient to satisfy our cash requirements for more than the next year. However, lower than expected cash flows as a result of lower revenues or increased expenses could require us to raise additional capital in order to maintain our operations. There are significant uncertainties, based on recent economic conditions and our limited operating experience as a software and related services provider, as to whether debt or equity financing will be available if we are required to seek additional funds. Even if we are able to secure funds in the debt or equity markets, we may not be able to do so on terms that are favorable or acceptable to us. Any additional equity financing, if available, could result in substantial dilution to our existing stockholders.

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

In November 2002, the Financial Accounting Standards Board issued Financial Accounting Series FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34” (“FIN No. 45”). FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements regarding its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The interpretive guidance incorporated without change from Interpretation 34 continues to be required for financial statements for fiscal years ending after June 15, 1981—the effective date of Interpretation 34. The adoption of FIN No. 45 did not have any impact on our financial statements or results of operations. The required disclosures as of June 30, 2003 are presented in Note 8 of the Consolidated Financial Statements.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123” (“SFAS No. 148”) which amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. SFAS No. 148 amends Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” to require prominent disclosure in interim financial information. The provisions of SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002 with the interim reporting provisions effective for reporting periods beginning after December 15, 2002. The adoption of SFAS No. 148 did not have any material impact on our financial statements or results of operations since we continues to utilize the provisions of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” rather than voluntarily change to the fair value based method. The required disclosures as of June 30, 2003 are presented in Note 2 of the Consolidated Financial Statements.

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

In January 2003, the Financial Accounting Standards Board issued Financial Accounting Series FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51“ (“FIN No. 46”). The primary objective of the Interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities (VIEs). FIN No. 46 has far-reaching effects and applies to new entities created after January 31, 2003, as well as applies to existing entities in which an enterprise obtains an interest after that date. The provisions of FIN No. 46 are effective in the first year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN No. 46 is the guidance that determines (1) whether consolidation is required under the “controlling financial interest” model of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, or other existing authoritative guidance, or, alternatively, (2) whether the variable-interest model under FIN No. 46 should be used to account for existing and new entities. The adoption of FIN No. 46 is not expected to have any impact on our financial statements or results of operations.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 establishes standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. It requires classification of a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective on July 1, 2003. The adoption of SFAS No. 150 is not expected to have a material impact on our financial position.

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

Our business model has evolved considerably since our company’s inception. For instance, we launched our public e-commerce marketplace in April 1999. Beginning with our acquisition of EMAX in March 2000, we have increasingly focused our efforts on providing software products and services to enhance research operations for pharmaceutical, biotechnology and other research-based organizations. We discontinued our order processing services in 2001. In 2002, we acquired the business operations of Textco, Groton NeoChem and HigherMarkets, each of which added new products and/or target markets to our business model. In 2003, we refocused our expenditures to support our procurement platform and divested the Textco business unit. Accordingly, we have only a limited operating history on which to evaluate our evolving business model. As a result of our limited operating history and the evolving nature of our business model, we may be unable to accurately forecast our revenues. We incur expenses based predominantly on operating plans and estimates of future revenues. Revenues to be generated from newly developed and evolving activities will be particularly difficult to forecast accurately. Our expenses are to a large extent fixed. We may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfalls. Accordingly, a failure to meet our revenue projections will have an immediate and negative impact on profitability. Finally, we cannot be certain that our evolving business model will be successful, particularly in light of our limited operating history.

We have a history of losses and anticipate incurring losses in the future. We may not achieve profitability.

We incurred a net loss of $10.1 million for the six months ended June 30, 2003. To date, we have not realized any profits, and as of June 30, 2003, we had an accumulated deficit of $287 million. We expect to incur substantial operating losses and continued negative cash flow from operations for the foreseeable future. In fact, we expect to continue generating losses through at least 2003. We may not be able to increase revenues sufficiently to achieve profitability.

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

Expanding our product and service offerings is an important component of our business strategy. As such, we are expending a significant amount of our resources in these development and acquisition efforts. For instance, in 2002, we acquired additional products through our Textco, Groton NeoChem and HigherMarkets acquisitions. Any new offerings that are not favorably received by prospective customers could damage our reputation or brand name. Expansion of our services will require us to devote a significant amount of time and money and may strain our management, financial and operating resources. We cannot assure you that our development efforts will result in commercially viable products or services. In addition, we may bear development and acquisition costs in current periods that do not generate revenues until future periods, if at all. In the second quarter of 2003, in order to focus our efforts on our core product, we sold the Textco business unit. To the extent that we incur expenses that do not result in increased current or future revenues, our earnings may be materially and adversely affected.

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

We expect that for the foreseeable future we will generate a significant portion of our revenues from a limited number of large customers. During the six months ended June 30, 2003, two customers accounted for 22% and 11%, respectively, of our total revenues. In addition, large individual transactions with these customers may represent an increasing percentage of our revenues. These large transactions are often non-recurring, making it difficult to predict future transactions. The failure of one or more large transactions to occur in any given period may materially and adversely affect our revenues for that period. If we lose any of our large customers or if we are unable to add new large customers, our revenues will not increase as expected. In addition, our reputation and brand name would be harmed.

This customer concentration may also increase our accounts receivable credit risk from time to time. The failure by any large customer to make payments when due would negatively impact our cash flows.

Unless a broad range of purchasers and suppliers of products adopt our products and services, we will not be successful.

Our success will require, among other things, that our solutions gain broad market acceptance by purchasers and suppliers of products. For example, purchasers may continue managing assets and purchasing products through their existing methods and may not adopt new technology solutions because of:

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

We have acquired and intend to continue acquiring complementary businesses. For example, we acquired EMAX in 2000, and HigherMarkets in 2002. An element of our strategy is to broaden the scope and content of our products and services through the acquisition of existing products, technologies, services and businesses. Acquisitions entail numerous risks, including:

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

SciQuest and three of its officers were named as defendants in a lawsuit filed on September 10, 2001 in the United States District Court, Southern District of New York, captioned Patricia Figuerido v. Sciquest.com, Inc, No. 01 CV 8467. The case subsequently was consolidated for pretrial purposes with approximately 1,000 other lawsuits filed against more than 300 other issuers, certain of their officers and directors, and the underwriters of their initial public offerings, under the caption In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS). After the cases were consolidated, plaintiffs filed a Master Complaint and 309 consolidated amended complaints related to each issuer defendant’s offering. The consolidated amended complaint in In re Sciquest.com, Inc. Initial Public Offering Securities Litigation, No. 01 Civ. 7415, purports, on behalf of a putative class of purchasers of our common stock from our initial public offering through December 6, 2000, to state claims under the Securities Act of 1933 and under the Securities Exchange Act of 1934 against SciQuest and seven investment banking firms who either served as underwriters, or are the successors in interest to underwriters, of our initial public offering. Separate claims against the underwriters only, also have been brought under the Securities Act and the Exchange Act. The complaint alleges that the prospectus used in our initial public offering contained material misstatements or omissions regarding the underwriters’ allocation practices and compensation in connection with the initial public offering and also alleges that the underwriters manipulated the aftermarket for our common stock. In October 2002, the claims against the Company’s officers were dismissed without prejudice. In February 2003, the court denied SciQuest’s motion to dismiss the action against it. On July 1, 2003, a Special Committee of the Board acting on behalf of the Company authorized the Company to enter into a definitive settlement agreement to be prepared under the terms outlined in a Memorandum of Understanding. The anticipated settlement will be subject to court approval following notice to class members and a fairness hearing. Until final approval of the settlement by the court, we intend to continue our vigorous defense against the action that originally sought an unspecified amount of damages, together with interest, costs and attorneys’ fees.

Until the definitive settlement agreement is finalized and executed, we can provide no assurances with regard to the final outcome of this matter. Adverse judgments in this matter could have a material adverse effect on our consolidated financial position, liquidity or consolidated results of operations.

Item 2. Changes in Securities.

Effective May 20, 2003, we amended our certificate of incorporation to effect a one-for-seven and one-half reverse stock split. As a result, the shares outstanding were reduced from 28,966,037 to 3,862,138.

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

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as a part of, or are incorporated by reference into, this report on Form 10-Q:

Exhibit Number		Description

3.1	*	Second Amended and Restated Certificate of Incorporation of SciQuest.

3.2	*******	Amendment to Second Amended and Restated Certificate of Incorporation of SciQuest.

3.3		Amendment No. 2 to Second Amended and Restated Certificate of Incorporation of SciQuest.

3.4	*	Amended and Restated Bylaws of SciQuest.

4.1	*	See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws of SciQuest defining rights of the holders of Common Stock of SciQuest.

4.2	*	Specimen Stock Certificate.

10.1	*	SciQuest Stock Option Plan dated as of September 4, 1997.

10.2	*	Amendment No. 1 to SciQuest Stock Option Plan dated as of September 11, 1998.

10.3	*	Amendment No. 2 to SciQuest Stock Option Plan dated as of February 26, 1999.

Exhibit Number	Description

10.4*	Amendment No. 3 to SciQuest Stock Option Plan dated as of March 1, 1999.

10.5*	Amendment No. 4 to SciQuest Stock Option Plan dated as of August 27, 1999.

10.6*	Amendment No. 5 to SciQuest Stock Option Plan.

10.7*	SciQuest1999 Stock Incentive Plan dated as of October 12, 1999.

10.8**	First Amendment to 1999 Stock Incentive Plan.

10.9**	Merger Agreement by and among SciQuest, Lujack Subsidiary, Inc., Intralogix, Inc., Mary T. Romac, Timothy M. Brady and Dale L. Young dated January 14, 2000.

10.10**	Merger Agreement by and among SciQuest, SciCentral Acquisition Subsidiary, Inc., SciCentral.com, Inc. and the shareholders of SciCentral.com, Inc. dated February 2, 2000.

10.11**	Agreement and Plan of Merger and Reorganization between SciQuest, ESP Acquisition, Inc. and EMAX Solution Partners, Inc. dated March 13, 2000.

10.12**	SciQuest 2000 Employee Stock Purchase Plan.

10.13***	Second Amendment to 1999 Stock Incentive Plan.

10.14****	Form of Services Agreement.

10.15*****	Form of Master License and Services Agreement.

10.16*****	Executive Employment Agreement by and between SciQuest and Stephen J. Wiehe, dated February 5, 2002.

10.17******	Agreement and Plan of Merger, dated as of June 25, 2002, by and among SciQuest, HigherMarkets Acquisition, Inc. and HigherMarkets, Inc.

10.18*	Lease Agreement by and between Duke-Weeks Realty Limited Partnership and SciQuest dated as of October 19, 1999.

10.19*******	Lease Agreement by and between Brandywine Operating Partnership, L.P. and SciQuest dated as of October 2000.

31.1	Certificate of Chief Executive Officer

31.2	Certificate of Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to SciQuest’s Registration Statement on Form S-1 (Reg. No. 333-87433).
**	Incorporated by reference to SciQuest’s Registration Statement on Form S-1 (Reg. No. 333-32582).
***	Incorporated by reference to SciQuest’s Annual Report on Form 10-K for the year ended December 31, 2000.
****	Incorporated by reference to SciQuest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
*****	Incorporated by reference to SciQuest’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.
******	Incorporated by reference to SciQuest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
*******	Incorporated by reference to SciQuest’s Annual Report on Form 10-K for the year ended December 31, 2002.

(b) Reports on Form 8-K.

A current report on Form 8-K was filed on April 29, 2003, in connection with the release of SciQuest’s earnings for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCIQUEST, INC.

Date: August 12, 2003	By:	/s/ Stephen J. Wiehe
Stephen J. Wiehe
Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2003	By:	/s/ James J. Scheuer
James J. Scheuer
Chief Financial Officer
(Principal Financial and Accounting Officer)