Form 10-Q
period 2003-09-30
SCIQUEST INC
filed 2003-11-12
CIK 1082526

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 6, 2003, 3,746,819 shares of Common Stock, $.001 par value, were outstanding.

SCIQUEST, INC.

PART I

Item 1.	Financial Statements

SciQuest, Inc.

CONSOLIDATED BALANCE SHEETS

	September 30, 2003	December 31, 2002
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,231,468	$11,460,153
Short-term investments	3,277,771	10,441,258
Accounts receivable, net	917,846	2,293,902
Prepaid expenses and other current assets	2,096,319	2,837,131

Total current assets	20,523,404	27,032,444

Long-term investments	3,889,000	9,254,841
Property and equipment, net	1,407,529	2,734,113
Capitalized software and web site development costs, net	6,241,317	8,192,335
Other intangible assets, net	201,128	415,642
Other long-term assets	514,593	209,961

Total assets	$32,776,971	$47,839,336

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$396,990	$406,830
Accrued liabilities	4,993,181	5,680,935
Deferred revenue	3,070,113	2,621,444
Current maturities of long-term debt and capital lease obligations	—	44,721

Total current liabilities	8,460,284	8,753,930

Long-term debt and capital lease obligations, less current maturities	1,562,833	1,862,833

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 90,000,000 shares authorized; 3,993,216 and 4,116,629 shares issued as of September 30, 2003 and December 31, 2002, respectively	3,993	30,875
Additional paid-in capital	314,060,461	314,554,477
Deferred compensation	—	(101,549)
Deferred customer acquisition costs	(684)	(5,208)
Accumulated other comprehensive loss	—	(9,405)
Treasury stock, at cost; 253,911 and 96,987 shares as of September 30, 2003 and December 31, 2002, respectively	(1,258,948)	(640,573)
Accumulated deficit	(290,050,968)	(276,606,044)

Total stockholders’ equity	22,753,854	37,222,573

Total liabilities and stockholders’ equity	$32,776,971	$47,839,336

The accompanying notes are an integral part of these financial statements.

SciQuest, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues:
License fees and other professional services	$1,491,428	$1,530,828	$5,009,414	$4,929,415

Cost of revenues:
Cost of license fees and other professional services	545,927	630,947	2,060,000	2,176,830
Cost of license fees-amortization of acquired and capitalized software costs	623,152	1,222,293	2,429,894	3,294,499

Total cost of revenues	1,169,079	1,853,240	4,489,894	5,471,329

Gross profit (loss)	322,349	(322,412)	519,520	(541,914)

Operating expenses:
Development	1,146,994	2,175,551	3,608,315	5,948,404
Non-cash stock-based employee compensation	—	71,134	63,531	210,799

Total development expenses	1,146,994	2,246,685	3,671,846	6,159,203

Sales and marketing	1,003,774	1,152,426	3,212,396	3,238,523
Non-cash stock-based employee compensation and customer acquisition expense (benefit)	6,215	29,881	12,200	(326,877)

Total sales and marketing expenses	1,009,989	1,182,307	3,224,596	2,911,646

General and administrative	1,477,135	2,006,991	5,701,624	5,728,473
Non-cash stock-based employee compensation and amortization of intangibles	18,285	31,204	70,578	1,890,678

Total general and administrative expenses	1,495,420	2,038,195	5,772,202	7,619,151

Restructuring	140,000	—	1,170,000	—
Impairment of intangible assets	—	—	—	7,155,914

Total operating expenses	3,792,403	5,467,187	13,838,644	23,845,914

Operating loss	(3,470,054)	(5,789,599)	(13,319,124)	(24,387,828)

Other income (expense):
Interest income	108,529	236,339	402,380	842,543
Interest expense	(19,935)	(26,597)	(66,126)	(71,554)
Other income, net	(8,760)	(9,957)	(13,877)	8,384

Total other income, net	79,834	199,785	322,377	779,373

Loss from continuing operations before cumulative effect of accounting change for impairment of goodwill	(3,390,220)	(5,589,814)	(12,996,747)	(23,608,455)
Loss from discontinued operations (including loss on disposal of $247,417 on May 31, 2003)	—	(127,776)	(448,177)	(113,784)
Cumulative effect of accounting change for impairment of goodwill	—	—	—	(38,257,357)

Net loss	$(3,390,220)	$(5,717,590)	$(13,444,924)	$(61,979,596)

Net loss per common share—basic and diluted:
From continuing operations before cumulative effect of accounting change	$(0.90)	$(1.41)	$(3.39)	$(6.03)
Loss from discontinued operations (including $0.06 from loss on disposal on May 31, 2003)	—	(0.03)	(0.12)	(0.03)
Cumulative effect of accounting change	—	—	—	(9.78)

Net loss per share-basic and diluted	$(0.90)	$(1.44)	$(3.51)	$(15.84)

Weighted average common shares outstanding—basic and diluted	3,750,156	3,965,226	3,835,766	3,911,779

The accompanying notes are an integral part of these financial statements.

SciQuest, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities
Net loss	$(13,444,924)	$(61,979,596)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,243,250	7,889,547
Bad debt expense	50,000	24,000
Loss on disposal from discontinued operations	247,417	—
Non-cash disposal of product lines	(157,491)	—
Non-cash buyer incentive warrants	—	(8,936)
Accounting change-impairment of goodwill	—	38,257,357
Impairment of intangible assets	—	7,155,914
Amortization of deferred compensation	78,869	300,968
Amortization of deferred customer acquisition costs	12,585	(369,052)
Amortization of discount on investments	109,567	193,251
Loss from disposal of fixed assets	127,579	56,679
Asset write downs and other charges of restructuring	41,027	—
Changes in operating assets and liabilities:
Accounts receivable	1,326,056	3,141,989
Prepaid expenses and other current assets	912,446	849,086
Other assets	(304,632)	460,109
Accounts payable	(9,840)	(22,734)
Accrued liabilities	(748,976)	(1,921,495)
Deferred revenue	448,669	(272,943)

Net cash used in operating activities	(7,068,398)	(6,245,856)

Cash flows from investing activities
Purchase of property and equipment and capitalized software	(1,646,795)	(1,993,067)
Proceeds from sale of equipment	4,393	129,000
Cash received from acquisitions	—	49,092
Cash paid for acquisitions	—	(858,189)
Maturity of investments	17,650,649	22,564,959
Purchase of investments, including restricted cash	(5,230,888)	(25,700,581)

Net cash provided by (used in) investing activities	10,777,359	(5,808,786)

Cash flows from financing activities
Repayment of notes payable	(300,000)	(1,083,167)
Repayment of capital lease obligations	(44,721)	(129,144)
Proceeds from exercise of common stock warrants and options	645	30,637
Proceeds from issuance of common stock under employee stock purchase plan	16,740	86,742
Purchase and retirement of fractional shares from reverse stock split	(1,340)	—
Purchase of treasury stock	(618,375)	(275,485)

Net cash used in financing activities	(947,051)	(1,370,417)

Effect of exchange rate changes on cash and cash equivalents	9,405	4,359

Net increase (decrease) in cash and cash equivalents	2,771,315	(13,420,700)
Cash and cash equivalents at beginning of period	11,460,153	25,369,945

Cash and cash equivalents at end of period	$14,231,468	$11,949,245

The accompanying notes are an integral part of these financial statements.

SciQuest, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company

Nature of Operations

SciQuest, Inc. (“SciQuest” or the “Company”), which began operations in 1995, provides technology, services and domain expertise to optimize procurement and materials management for the life sciences and higher education markets. SciQuest solutions enable research-intensive organizations to reduce costs, improve quality and speed the process of innovation by helping them find and acquire resources and manage the lifecycle of critical assets.

SciQuest generates revenues by charging license, subscription and maintenance fees for the use of its technology. SciQuest also offers professional services related to these solutions, for activities such as project implementation and training. In addition, SciQuest receives revenue from scientific supply manufacturers for converting their product catalogs into an electronic format, enhancing or enriching the data and distributing the information as directed by the suppliers. In addition, SciQuest has historically earned revenue for advertising on its web sites and advertising in the printed catalogue of scientific products (the “Source Book”). Source Book revenue has primarily been recognized in the second quarter of each fiscal year. During 2003, the Company divested its investment in the net assets related to BioSupplyNet (including the Source Book), Groton NeoChem and Textco, Inc. As a result, the Company does not anticipate earning significant future revenue from advertising related to web sites or printed catalogues.

Prior to 2002, the Company earned revenues from e-commerce transactions generated by purchases made through the SciQuest web sites. Effective May 1, 2001, the Company ceased taking title to products sold through its e-commerce solution. Therefore, there is no revenue from e-commerce transactions in 2002 and 2003.

Liquidity

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company had an accumulated deficit of $290 million at September 30, 2003, incurred a net loss of $3.4 million for the quarter then ended, and expects to incur additional losses during the remainder of 2003.

The Company has funded its operations primarily through private placements of preferred stock during 1998 and 1999 and its 1999 initial public offering. As of September 30, 2003, the Company had total cash and investments of $21.4 million, which is comprised of cash and cash equivalents of $14.2 million, short-term investments of $3.3 million and long-term investments of $3.9 million.

During 2001, the Company restructured its operations and transitioned from an e-commerce transaction company to a software and related services provider. As a result, there is only limited operating history under the current business model with which to estimate future performance. The Company’s cash flow is dependent on its ability to control expenses and achieve revenue growth which is dependent on the Company’s ability to sell software licenses and related services as well as acquire or develop new products and service offerings. Additionally, one customer generated 17% of the Company’s revenue for the three months ended September 30, 2003, and the Company expects that large individual transactions with major customers may continue to represent a large percentage of revenues.

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

SciQuest, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Based on average quarterly operating expenses (excluding non-cash expenses) incurred in the seven quarters after the June 2001 restructuring and budgeted expenditures for 2003, the Company believes cash and investments at September 30, 2003 will be sufficient to satisfy requirements for more than the next twelve months. However, lower than expected cash flows as a result of lower revenues or increased expenses could require the Company to raise additional capital in order to maintain its operations.

2.	Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The unaudited interim consolidated financial statements as of and for the three and nine months ended September 30, 2003 and 2002 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments necessary to present fairly the consolidated balance sheets, statements of operations and statements of cash flows for the periods presented in accordance with generally accepted accounting principles. The consolidated balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date. Certain information and footnote disclosures have been omitted in accordance with the rules and regulations of the SEC. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2002 included in the Company’s Form 10-K, filed with the SEC on March 17, 2003. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

Principles of Consolidation

During the second quarter of 2003, the Company reorganized its corporate structure dissolving SciQuest Europe, Limited, and sold Textco, Inc., a wholly-owned subsidiary. As of September 30, 2003, the consolidated financial statements include the accounts of SciQuest, Inc. and its wholly-owned subsidiary, HigherMarkets, Inc. (“HigherMarkets”). All significant intercompany accounts and transactions have been eliminated. Prior to the reorganization and sale, the consolidated financial statements include the accounts of SciQuest, Inc. and its wholly-owned subsidiaries, SciQuest Europe, Limited (formerly EMAX Solution Partners (UK) Limited), Textco, Inc. (“Textco”) and HigherMarkets, Inc. (“HigherMarkets”). All significant intercompany accounts and transactions have been eliminated.

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

SciQuest, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Restricted Cash

At September 30, 2003, restricted cash of $500,000, $245,000 and $3,889,000 included in cash and cash equivalents, short-term investments and long-term investments, respectively, is comprised of certificates of deposit, money market and other investment accounts which serve as collateral for the Company’s lease commitments, officer and founder loans guaranteed by the Company and long-term debt.

Accounts Receivable

The Company bears all risk of loss on credit sales. Accounts receivable are presented net of an allowance for doubtful accounts of approximately $207,000 and $332,000 at September 30, 2003 and December 31, 2002, respectively.

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

Capitalized Software Costs

Software development costs related to software products sold to customers are required to be capitalized beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. Capitalized software costs resulted from the acquisitions of EMAX Solution Partners, Inc., Textco, Groton NeoChem and HigherMarkets (see Note 3) as determined by valuations prepared by management and from developing standardized versions of software products for sale. Capitalized software costs are amortized over the period of expected benefit, which is typically two to four years, at a rate based on the higher of the straight-line or expected revenue methods.

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

SciQuest, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts payable and accounts receivable at September 30, 2003 and December 31, 2002 approximated their fair values due to the short-term nature of these items. The Company considers its short-term and long-term investments to be held-to-maturity, and therefore these investments are carried at amortized cost.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its property, equipment and intangible assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 requires long-lived assets to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment is recognized in the event that the net book value of an asset exceeds the future undiscounted cash flows attributable to such asset or the business to which such asset relates and the net book value exceeds fair value. The impairment amount is measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value.

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

Revenue Recognition

SciQuest generates revenues by charging license, subscription and maintenance fees for the use of its technology. SciQuest also offers professional services related to these solutions, for activities such as project implementation and training. In addition, SciQuest receives revenue from scientific supply manufacturers for converting their product catalogs into an electronic format, enhancing or enriching the data and distributing the information as directed by the suppliers.

The Company sells subscriptions to its hosted e-procurement solutions and materials management solutions. The implementation services and the total subscription fees are recognized ratably over the term of the agreement. Revenues from the sale of software licenses and custom development and implementation services under fixed-fee contracts are recognized using the percentage-of-completion method over the term of the development and implementation services. Revenues from the sale of standardized versions of software are recognized upon customer acceptance in accordance with Statement of Position 97-2, “Software Revenue Recognition.” Revenues from implementation services are recognized concurrently with the effort and costs incurred by the Company, at billable rates specified in the terms of the contract. Losses expected to be incurred on custom development and implementation services contracts in process, for which the fee is fixed, are charged to income in the period in which the estimated losses are initially identified. The Company sells maintenance contracts to provide updates and standard enhancements to its software products. Maintenance fee revenue is recognized ratably over the term of the arrangements, generally one year.

The Company also generates revenues by charging scientific supply manufacturers for data conversion and maintenance services. The related revenues for supplier data conversion and maintenance services are recognized ratably over the period of the agreements.

SciQuest, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

Cost of Revenues

The cost of software licensing, implementation and maintenance revenues consists primarily of personnel costs for employees who work directly on the development and implementation of customized electronic research solutions and who provide maintenance to customers, and also consists of the amortization of capitalized software development costs. The cost of revenue for subscriptions to e-procurement solutions and materials management solutions and for the related implementation services is recognized ratably over the term of the agreement. Cost of advertising revenue includes the cost of preparing the advertisements for display on the Company’s web sites and the cost of publishing and distributing the Source Book. Advertising production costs are recorded as cost of revenues the first time an advertisement appears on the Company’s web sites.

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

SciQuest, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

Had compensation expense for the plans been determined based on the fair value at the grant dates for awards under the plans consistent with the methods of SFAS No. 123, the Company’s net loss for the three and nine months ended September 30, 2003 and 2002 would have been increased to the pro forma amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss available to common stockholders:
As reported	$(3,390,220)	$(5,717,590)	$(13,444,924)	$(61,979,596)
Add: Stock-based employee compensation expense included in reported net loss, net of tax related effects	—	80,719	78,869	300,969
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(217,593)	(1,184,431)	(2,097,092)	(3,425,101)

SFAS 123 proforma	$(3,607,813)	$(6,821,302)	$(15,463,147)	$(65,103,728)

Loss per share—basic and diluted:
As reported	$(0.90)	$(1.44)	$(3.51)	$(15.84)

SFAS 123 proforma	$(0.96)	$(1.72)	$(4.03)	$(16.64)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the three months ended September 30, 2003 and 2002 and the nine months ended September 30, 2003 and 2002, respectively: risk free interest of 3.1%, 3.4%, 2.9% and 4.1%; expected lives of five years; dividend yields of 0%; and volatility factors of 119%, 130%, 119% and 130%.

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

During the three months ended September 30, 2003, one customer comprised 17% of the Company’s revenue. Although substantially all of the Company’s revenues are from sales transactions originating in the United States, generating revenue from large sales and installations of software increases short-term concentrations of credit risk with respect to accounts receivable. This credit risk is typically limited due to the contractual structure and short-term nature of each engagement and because most customers are located in the United States. At September 30, 2003, two customers comprised 17% and 14%, respectively, of the gross accounts receivable balance.

Comprehensive Income (Loss)

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income.” Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. The Company’s only item of other comprehensive income during the three and nine months ended September 30, 2003 and 2002 was foreign currency translation.

SciQuest, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Segment Reporting

The Company has determined that it has one reportable operating segment, license fees and other professional services, as defined by Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). SFAS No. 131 uses a management approach and designates the internal organization used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers.

Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants. The calculation of the net loss per share available to common stockholders for the three and nine months ended September 30, 2003 and 2002 does not include any potential shares of common stock equivalents, as their impact would be anti-dilutive.

In September 2001, the Board of Directors authorized a stock repurchase program. The program authorizes the Company to purchase up to $5 million of common stock over the next twelve months from time to time in the open market or in privately negotiated transactions depending on market conditions. On August 28, 2002, the Company’s Board of Directors extended its prior authorization for an additional twelve months. As of September 30, 2003, the Company had purchased and placed in treasury 253,911 shares of its common stock at a cost of $1,258,948.

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

In November 2002, the Financial Accounting Standards Board issued Financial Accounting Series FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34” (“FIN No. 45”). FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements regarding its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The interpretive guidance incorporated without change from Interpretation 34 continues to be required for financial statements for fiscal years ending after June 15, 1981—the effective date of Interpretation 34. The adoption of FIN No. 45 did not have any impact on the Company’s financial statements or results of operations. The required disclosures as of September 30, 2003 are presented in Note 8.

SciQuest, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123” (“SFAS No. 148”) which amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. SFAS No. 148 amends Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” to require prominent disclosure in interim financial information. The provisions of SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002 with the interim reporting provisions effective for reporting periods beginning after December 15, 2002. The adoption of SFAS No. 148 did not have any material impact on the Company’s financial statements or results of operations since the Company continues to utilize the provisions of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” rather than voluntarily change to the fair value based method. The required disclosures as of September 30, 2003 are presented in Note 2.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). FASB Statements No. 133 “Accounting for Derivative Instruments and Hedging Activities” and No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, establish accounting and reporting standards for derivative instruments including derivatives embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 149 amends Statement 133 for certain decisions made by the Board as part of the Derivatives Implementation Group (DIG) process. This Statement contains amendments relating to FASB Concepts Statement No. 7, “Using Cash Flow Information and Present Value in Accounting Measurements”, and FASB Statements No. 65, “Accounting for Certain Mortgage Banking Activities”, No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”, No. 95, “Statement of Cash Flows”, and No. 126, “Exemption from Certain Required Disclosures about Financial Instruments for Certain Nonpublic Entities”. The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have any material impact on the Company’s financial statements or results of operations.

In January 2003, the Financial Accounting Standards Board issued Financial Accounting Series FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN No. 46”). The primary objective of the Interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities (VIEs). FIN No. 46 has far-reaching effects and applies immediately to new entities created after January 31, 2003, as well as applies to existing entities in which an enterprise obtains an interest after that date. The provisions of FIN No. 46 are effective at the end of the first interim or annual period ending after December 15, 2003, to variable-interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN No. 46 is the guidance that determines (1) whether consolidation is required under the “controlling financial interest” model of Accounting Research Bulletin No. 51, “Consolidated Financial statements”, or other existing authoritative guidance, or, alternatively, (2) whether the variable-interest model under FIN No. 46 should be used to account for existing and new entities. The adoption of FIN No. 46 did not have any material impact on the Company’s financial statements or results of operations.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 establishes standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. It requires classification of a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective on July 1, 2003. The adoption of SFAS No. 150 did not have any material impact on the Company’s financial statements or results of operations.

SciQuest, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Employee Stock Purchase Plan

During 2000, the Board of Directors reserved 146,666 shares of the Company’s common stock for issuance under the Employee Stock Purchase Plan (“ESPP”). The ESPP has two 24-month offering periods (each an “Offering Period”) annually, beginning May 1 and November 1, respectively. The first Offering Period under the ESPP ended on November 1, 2000. Eligible employees can elect to make deductions from 1% to 20% of their compensation during each payroll period of an Offering Period. Special limitations apply to eligible employees who own 5% or more of the outstanding common stock of the Company. None of the contributions made by eligible employees to purchase the Company’s common stock under the ESPP are tax deductible to the employees. On April 30 and October 31 (the “Purchase Date”) of each year, the total payroll deductions by an eligible employee for that six-month period will be used to purchase common stock of the Company at a price equal to 85% of the lesser of (a) the reported closing price of the Company’s common stock on the enrollment date of the Offering Period, or (b) the reported closing price of the common stock on the Purchase Date.

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

The purchase of Textco expanded SciQuest’s software product offerings into the early stages of drug discovery research via biological research software.

Effective May 31, 2003, the Company divested of its investment in Textco (see Note 9).

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

Effective September 30, 2003, the Company divested of its investment in the Groton NeoChem assets (see Note 9).

SciQuest, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

The purchase of HigherMarkets expands SciQuest’s software product offerings into the higher education marketplace via the HigherMarkets hosted procurement solutions designed to meet the unique needs of this industry. The HigherMarkets’ products are used by requisitioners and procurement departments of universities, colleges, research institutions and other post-secondary educational entities.

4.	Restructuring

In June 2001, the Company announced a restructuring of the business to eliminate e-commerce transaction processing services. The restructuring included the elimination of certain unprofitable business lines and a resultant reduction in workforce of approximately one-half of the employees located in the United States. The restructuring charge included approximately $2.4 million of other costs and lease obligations relating to the unprofitable business lines to be eliminated. This restructuring has been concluded except for the lease obligations.

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

During the first quarter of 2003, the Company began refocusing resources to support its procurement product platform and reducing costs in other areas, which resulted in a reduction of approximately 50 full-time positions through attrition and elimination by the end of the second quarter of 2003. The restructuring expense of $380,000 in the first quarter of 2003 represents the recognition of severance expense covering the 36 full-time positions that were eliminated. As a result of this restructuring, additional excess office space was identified. The associated additional excess lease cost of $650,000 was charged to restructuring expense in the second quarter of 2003. In addition, $140,000 was charged to restructuring expense in the third quarter of 2003 to reflect the actual terms of a sublease agreement signed during the third quarter that was previously estimated to begin at an earlier date.

The following table summarizes information about the Company’s restructuring plans:

	Liability at December 31, 2002	Additional Restructuring Expenses	Impairment Expenses and Charges to Liability	Remaining Liability at September 30, 2003
Number of employees	—	36	36	—

Involuntary termination benefits	$—	$380,000	$380,000	$—
Other costs, primarily lease obligations	3,669,983	790,000	943,975	3,516,008

Total	$3,669,983	$1,170,000	$1,323,975	$3,516,008

SciQuest, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

5.	Strategic Relationships

In October, November and December 1999, the Company entered into strategic relationships with a number of key suppliers and buyers of scientific products. As a part of these arrangements, the Company issued to these companies 546,890 warrants to purchase the Company’s common stock at an exercise price of $0.075 per share of which 7,500 warrants were issued and outstanding at September 30, 2003. During 2001 and 2002, warrants representing 486,004 shares of common stock were cancelled. These cancellations will not have any effect on net stockholders’ equity. Future amortization costs will be reduced by an undetermined amount. At September 30, 2003 and December 31, 2002, the Company had deferred customer acquisition costs of $3,263,455 and $3,255,394, respectively, with accumulated amortization of $3,262,771 and $3,250,186, respectively, resulting in net costs of $684 and $5,208, respectively related to these warrants. The amount of deferred customer acquisition costs will be adjusted in future reporting periods based on changes in the fair value of the warrants until such date as the warrants are fully vested and non-forfeitable. Deferred customer acquisition costs will be amortized to operating expense over the term of the related contractual relationship, which in the case of the buyer agreements is three years and in the case of the supplier agreements is four or five years, using a cumulative catch-up method. The Company recognized $6,215 and $12,585 in stock-based non-cash customer acquisition expense (benefit) during the three and nine months ended September 30, 2003, respectively, and $33,214 and $(369,052) during the three and nine months ended September 30, 2002, respectively, related to the amortization of deferred customer acquisition costs.

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

SciQuest, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

In September 2003, the Company renewed a partial guarantee of a $440,000 real estate loan to a co-founder secured with a certificate of deposit in the amount of $245,000. The loan bears interest at prime rate and becomes payable in full in September 2004. The transaction was approved by a majority of the Company’s disinterested directors.

9.	Divestitures

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

The results of operations of the business unit are shown as discontinued operations for all periods presented. The following is the condensed financial information for the Textco business unit for the three and nine months ended September 30, 2003 and 2002.

SciQuest, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue	$—	$133,155	$244,094	$575,556
Gross profit	$—	$49,944	$(13,207)	$377,807
Operating expenses	$—	$177,720	$187,553	$491,591
Income (loss) from operations	$—	$(127,776)	$(200,760)	$(113,784)
Loss on disposal	—	—	(247,417)	—

Total income (loss) from discontinued operations	$—	$(127,776)	$(448,177)	$(113,784)

Effective July 2003, the Company divested the net assets related to BioSupplyNet and recognized a gain on the transaction of $170,000.

Effective September 2003, the Company divested the net assets related to Groton NeoChem and recognized a loss of $165,000.

10.	Reverse Stock Split

On April 30, 2003, the shareholders authorized the Board of Directors to amend the Company’s certificate of incorporation to effect a reverse stock split at one of three ratios. Subsequently, the Board of Directors approved a reverse stock split in the ratio of one share for every seven and one-half shares outstanding. The reverse stock split was effective as of May 20, 2003. As a result, the number of shares outstanding on May 20, 2003 was reduced from 28,966,037 to 3,862,138. The Company repurchased the related fractional shares.

All share and per share information has been adjusted to give effect to the reverse stock split for all periods presented, including all references throughout the financial statements and accompanying notes.

11.	Notes Payable

During September 2003, the Company negotiated a modification and extension of its revolving line of credit with an increased commitment amount of $3.5 million. The line, which has a balance of $1,562,833 at September 30, 2003, is due on January 3, 2006. Interest is payable monthly at the lender’s prime rate (4.0% at September 30, 2003). The loan commitment is collateralized with restricted investments in the amount of $3,889,000 at September 30, 2003. The funds are available for working capital uses and no other significant conditions are applicable.

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

Some of the statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report contain forward-looking information. You can identify these statements by forward-looking words such as “expect,” “anticipate,” “believe,” “goal,” “plan,” “intend,” “estimate,” “predict,” “project,” “potential,” “continue,” “may,” “will,” and “should” or similar words. They include statements concerning:

•	future development expenses;

•	future sales and marketing expenses;

•	future general and administrative expenses;

•	future stock-based customer acquisition costs;

•	future operating expenses;

•	future interest income;

•	future cash flows;

•	future operating losses;

•	the effects of the application of, and changes in, our accounting policies;

•	future licensing of software from third parties;

•	the length of our sales cycle;

•	our international sales efforts;

•	the effects of our cost reductions and restructuring program;

•	future sales of stock by our executive officers; and

•	the sufficiency of our existing liquidity and capital resources.

You should be aware that these statements are subject to known and unknown risks, uncertainties and other factors, including those discussed in the section entitled “Factors That May Affect Future Results,” that could cause the actual results to differ materially from those suggested by the forward-looking statements.

Overview

We provide technology, services and domain expertise to optimize procurement and materials management for the life sciences and higher education markets. SciQuest solutions enable research-intensive organizations to reduce costs, improve the quality and the speed of the process of innovation by helping them find and acquire resources and manage the lifecycle of critical assets.

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

We are continually evaluating our product offerings with regard to meeting our customers’ requirements and to acceptance in the marketplace. Also, we review the current and long-term profitability of each product. Our investment in each product is dependent upon its profitability potential. Periodically, we will decide to increase or decrease the investment, or even divest a product, based upon these reviews and analyses. Accordingly, in the first quarter of 2003 we refocused our expenditures to support our procurement and materials management platform. As a result, we are reducing costs in other areas. These cost reductions resulted in the elimination of approximately 50 full-time positions during the first six months of 2003. In addition, we sold the Textco business unit to its original owners in the second quarter of 2003. During the third quarter of 2003, we also divested our interests in the BioSupplyNet and Groton NeoChem products.

Sources of Revenue

We generate revenues by charging license, subscription and maintenance fees for the use of our technology. We also offer professional services related to these solutions, for activities such as project implementation and training. In addition, we receive revenue from scientific supply manufacturers for converting their product catalogs into an electronic format, enhancing or enriching the data and distributing the information as directed by the suppliers.

We sell subscriptions to our hosted e-procurement solutions and materials management solutions. The implementation services and the total subscription fees are recognized ratably over the term of the agreement. We realize revenue from the sale of licenses to our software products, the implementation and customization of our software products and the sale of maintenance and support contracts. We recognize revenues from the sale of licenses to our software products and implementation and customization that are deemed to be essential to the functionality of these software products, on a percentage-of-completion basis over the period of the customization and implementation services, which generally ranges from three to nine months. We recognize revenues from the sale of maintenance and support contracts ratably over the period of the maintenance and support agreements, which is typically twelve months. Revenues from the sale of standardized versions of software are recognized upon customer acceptance in accordance with Statement of Position 97-2, “Software Revenue Recognition.”

We also generate revenues by charging scientific supply manufacturers for data conversion and maintenance services. The related revenues for supplier data conversion and maintenance services are recognized ratably over the period of the agreements.

Advertising revenues are recognized ratably over the period in which the advertisement is displayed. Revenues from advertising included in the Source Book are recognized at the date the Source Book is published and distributed, which historically has been in the second quarter of the fiscal year. During 2003, the Company divested its investment in the net assets related to BioSupplyNet (including the Source Book), Groton NeoChem and Textco, Inc. As a result, the Company does not anticipate earning significant future revenue from advertising related to web sites or printed catalogues.

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

The acquisition agreement includes incentive payments upon achievement of cumulative revenue targets during the first year. Cash of $180,000 and 35,895 shares of common stock related to the incentive payments were placed in escrow. Since the cumulative revenue targets were achieved during 2002, the escrowed incentive payments have been paid, with the stock valued at $121,000. The additional $301,000 of purchase price was allocated to the developed software technology.

Of the total purchase price, $911,000 was allocated to the developed software technology and $106,000 was allocated to non-competition agreements. These assets were amortized over a period of two to three years. An insignificant amount of purchase price was allocated to the tangible assets.

The purchase of Textco expanded our software product offerings into the early stages of drug discovery research via biological research software.

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

Effective September 30, 2003, we divested our interest in the NeoChem Groton assets.

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

The purchase of HigherMarkets expanded our software product offerings into the higher education marketplace via the HigherMarkets hosted procurement solutions. The HigherMarkets products are used by requisitioners and procurement departments of universities, colleges, research institutions and other post-secondary educational entities.

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

During the first quarter of 2003, we began refocusing resources to support our procurement product platform and reducing costs in other areas, which resulted in a reduction of approximately 50 full-time positions through attrition and elimination by the end of the second quarter of 2003. The restructuring expense of $380,000 in the first quarter of 2003 represents the recognition of severance expense covering the 36 full-time positions that were eliminated. As a result of this restructuring, additional excess office space was identified. The associated additional excess lease cost of $650,000 was charged to restructuring expense in the second quarter of 2003. In addition, $140,000 was charged to restructuring expense in the third quarter of 2003 to reflect the actual terms of a sublease agreement signed during the third quarter that was previously estimated to begin at an earlier date.

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

Allowance for doubtful accounts. We bear all risk of loss on credit sales of products, licenses and professional services. The allowance for doubtful accounts at September 30, 2003 represents approximately 18% of total gross accounts receivable. Management’s estimate is developed from analysis of each individual customer account. Based on current economic conditions and historical experience, we believe that the allowance is adequate. However, if general economic conditions worsen, it could negatively impact the ability of customers to pay their obligations to us.

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

During the first quarter of 2003, we began refocusing resources to support our procurement product platform and reducing costs in other areas, which resulted in a reduction of approximately 50 full-time positions through attrition and elimination by the end of the second quarter of 2003. The restructuring expense of $380,000 in the first quarter of 2003 represents the recognition of severance expense covering the 36 full-time positions that were eliminated. As a result of this restructuring, additional excess office space was identified. The associated additional excess lease cost of $650,000 was charged to restructuring expense in the second quarter of 2003. In addition, $140,000 was charged to restructuring expense in the third quarter of 2003 to reflect the actual terms of a sublease agreement signed during the third quarter that was previously estimated to begin at an earlier date.

Internal Controls

Our Chief Executive Officer and Chief Financial Officer have reviewed our company’s disclosure controls and procedures as of the end of the quarter ended September 30, 2003 (the “Evaluation Date”). These officers believe that such disclosure controls and procedures as of the Evaluation Date were adequate to ensure that material information relating to our company, including its consolidated subsidiaries, is made known to management by others within the company and its consolidated subsidiaries. To these officers’ knowledge, there were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date.

Three Months Ended September 30, 2003 and 2002

Revenues

Revenues for the three months ended September 30, 2003 and 2002 have been derived primarily from the sale of licenses of our software products, the implementation and customization of our software products and from the subscriptions to our hosted e-procurement and materials management solutions.

During the three months ended September 30, 2003 and 2002, we recognized $1.5 million and $1.5 million, respectively, of revenue from fees from licenses and other professional services.

During the three months ended September 30, 2003, one customer accounted for 17% of revenues from continuing operations. There can be no assurance that this customer will continue to purchase at this level.

Cost of Revenues

Cost of revenues for license fees and other professional services primarily consist of personnel costs for employees who work directly on the development and implementation of customized electronic research solutions and who provide maintenance to customers as well as the amortization of capitalized software development costs.

Cost of revenues for license fees and other professional services from continuing operations for the three months ended September 30, 2003 and 2002 was $1.2 million and $1.9 million, respectively, of which $0.6 million and $1.2 million, respectively, related to the amortization of acquired and capitalized software development costs. Cost of revenues for licenses and other professional services from continuing operations for the three months ended September 30, 2003, decreased primarily due to reduced amortization of acquired and capitalized software development costs.

Gross Profit

Gross profit increased to $0.3 million for the three months ended September 30, 2003 from $(0.3) million for the three months ended September 30, 2002. The increase in gross profit relating to licenses and professional fees is primarily attributable to the decrease in amortization of acquired and capitalized software development costs relating to technology added from recent acquisitions and our Enterprise Substance Manager software to $0.6 million from $1.2 million.

Operating Expenses

Development Expenses. Development expenses consist primarily of personnel and related costs to develop, operate and maintain our software, aggregate data and the amortization of capitalized development costs.

Development costs decreased to $1.1 million for the three months ended September 30, 2003 from $2.2 million for the three months ended September 30, 2002. In 2002 and 2003, we began refocusing our development expenditures to our procurement and materials management platform. As a result, this decrease is attributable to the reduction in development expenses in areas other than our procurement and materials management platform. During the three months ended September 30, 2003 and 2002, we capitalized approximately $0.4 million and $0.5 million, respectively, of certain costs related to software and hosted application development projects.

Included in development costs is the amortization of non-cash stock-based employee compensation expense, which totaled approximately $0 and $70,000 for the three months ended September 30, 2003 and 2002, respectively. This is primarily due to stock options that had been issued to employees with exercise prices less than fair value on the date of grant. Deferred compensation recorded due to the issuance of such stock options is charged to stock-based employee compensation expense over the vesting term of the options. The number of such stock options has been reduced due to the recent headcount reductions, resulting in reduced non-cash expense.

As a result of the recent reduction of personnel in the development departments, we expect our development expenses for the fourth quarter of 2003 to be lower than the fourth quarter of 2002.

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of operating expenses such as salaries and other related costs for sales and marketing personnel, travel expenses, public relations expenses and marketing materials as well as amortization of non-cash stock-based customer acquisition costs.

Total sales and marketing expenses decreased to $1.0 million for the three months ended September 30, 2003 from $1.2 million for the three months ended September 30, 2002. Expenses decreased as a result of reduced salary and program costs.

Stock-based customer acquisition costs represent the amortization of deferred customer acquisition costs that were initially recorded in November 1999 upon the issuance of common stock warrants to key suppliers and customers. The value of these warrants is adjusted each reporting period based upon the closing trading price of our common stock at each balance sheet date. Decreases in our closing trading price from one reporting period to the next will likely result in a benefit, and increases in our closing trading price will likely result in charges to expense. Because the amortization of these costs is dependent upon the trading price of our common stock, the future amounts of this amortization will vary based on trading price fluctuations. During 2001 and the second half of 2002, the majority of these warrants were cancelled. Non-cash stock-based customer acquisition costs for the three months ended September 30, 2003 decreased to approximately $6,200 from $33,000 for the three months ended September 30, 2002 and are expected to be minimal in the future due to the reduced number of warrants outstanding.

Also included in sales and marketing expense is the amortization of non-cash stock-based employee compensation expense, which totaled approximately $0 and $(3,000) for the three months ended September 30, 2003 and 2002, respectively. This is primarily due to stock options that had been issued to employees with exercise prices less than fair value on the date of grant. Deferred compensation recorded due to the issuance of such stock options is charged to stock-based employee compensation expense over the vesting term of the options. The number of such stock options has been reduced due to the recent headcount reductions, resulting in reduced non-cash expense.

We expect our sales and marketing expenses to be somewhat lower in the fourth quarter of 2003 than in the fourth quarter of 2002 and the total for 2003 should be lower than the total for 2002.

General and Administrative Expenses. General and administrative expenses consist primarily of operating expenses such as personnel and related costs for our general corporate functions, including finance, accounting, legal, human resources, investor relations and facilities as well as the amortization of intangibles.

Total general and administrative expenses decreased to $1.5 million for the three months ended September 30, 2003 from $2.0 million for the three months ended September 30, 2002. This decrease in general and administrative expenses is primarily the result of decreased operating and lease costs related to the recent restructuring and reduced depreciation and amortization expense.

Included in general and administrative expenses is the amortization of non-cash stock-based employee compensation expense, which totaled approximately $0 and $13,000 for the three months ended September 30, 2003 and 2002, respectively. This is primarily due to stock options that had been issued to employees with exercise prices less than fair value on the date of grant. Deferred compensation recorded due to the issuance of such stock options is charged to stock-based employee compensation expense over the vesting term of the options. The number of such stock options has been reduced due to the recent headcount reductions, resulting in reduced non-cash expense.

Also included in general and administrative expenses is the amortization of intangible assets totaling approximately $18,000 and $18,000 for the three months ended September 30, 2003 and 2002, respectively. This amortization of intangible assets relates to our recent acquisitions.

We expect general and administrative expenses for the fourth quarter of 2003 to be somewhat lower than the fourth quarter of 2002 as certain expenses were eliminated as a result of the recent restructuring.

Restructuring. During the first quarter of 2003, we began refocusing resources to support our procurement product platform and reducing costs in other areas, which resulted in an elimination of approximately 50 full-time positions by the end of the second quarter of 2003. The restructuring expense of $380,000 in the first quarter of 2003 represents the recognition of severance expense covering the final 36 full-time positions. We completed this restructuring by the end of the second quarter, and as a result, additional excess office space was identified. The associated additional excess lease cost of $650,000 was charged to restructuring expense in the second quarter of 2003. In addition, $140,000 was charged to restructuring expense in the third quarter of 2003 to reflect the actual terms of a sublease agreement signed during the third quarter that was previously estimated to begin at an earlier date.

Other Income (Expense)

Other income (expense) primarily consists of interest income earned on cash deposited in money market accounts and other short and long-term investments partially reduced by interest expense incurred on debt obligations. Net other income (expense) decreased to $0.1 million for the three months ended September 30, 2003 from $0.2 million for the three months ended September 30, 2002. This decrease was primarily from reduced interest income resulting from our use of cash and investments to fund operations during the last twelve months as well as a reduction in interest rates between the comparative periods. We expect net interest income to continue to be lower in 2003 than in 2002.

Loss from Discontinued Operations

During the second quarter of 2003, we sold Textco, Inc. As a result, we reclassified previously reported revenue and expense items from the respective lines in the Statement of Operations to Loss from Discontinued Operations. The loss from Textco, Inc. operations was approximately $128,000 during the three months ended September 30, 2002. Revenues and gross profit were approximately $133,000 and $50,000 for the three months ended September 30, 2002. There was no loss on discontinued operations or adjustment to the previously recorded loss on the sale of the unit of approximately $247,000 during the three months ended September 30, 2003.

Nine Months Ended September 30, 2003 and 2002

Revenues

Revenues for the nine months ended September 30, 2003 and 2002 have been derived primarily from the sale of licenses of our software products, the implementation and customization of our software products and from the subscriptions to our hosted e-procurement and materials management solutions.

During the nine months ended September 30, 2003 and 2002, we recognized $5.0 million and $4.9 million, respectively, of revenue from fees from licenses and other professional services. These amounts include revenue related to advertising sold in the BioSupplyNet Source Book of $230,000 and $410,000, respectively. Such revenue is recorded annually when the Source Book is published. This decrease in the Source Book revenue is the result of lower levels of advertising sales due to reduced advertising budgets of the suppliers who normally purchase such advertising.

Revenue from fees from licenses and other professional services from continuing operations for the nine months ended September 30, 2003, exclusive of the advertising revenue, increased to $4.8 million from $4.5 million for the nine months ended September 30, 2002.

During the nine months ended September 30, 2003, two customers accounted for 20% and 10%, respectively, of gross revenues. There can be no assurance that these customers will continue to purchase at these levels.

Cost of Revenues

Cost of revenues for license fees and other professional services primarily consist of personnel costs for employees who work directly on the development and implementation of customized electronic research solutions and who provide maintenance to customers as well as the amortization of capitalized software development costs.

Cost of revenues for license fees and other professional services from continuing operations for the nine months ended September 30, 2003 and 2002 was $4.5 million and $5.5 million, respectively, of which $2.4 million and $3.3 million, respectively, related to the amortization of acquired and capitalized software development costs. Also included in the cost of revenue for license fees and other professional services are the costs related to the BioSupplyNet Source Book of $200,000 and $190,000, during the nine months ended September 30, 2003 and 2002, respectively.

Cost of revenues for licenses and other professional services from continuing operations for the nine months ended September 30, 2003, exclusive of the cost of the Source Book revenue, decreased to $4.3 million from $5.3 million for the nine months ended September 30, 2002, primarily due to reduced amortization of acquired and capitalized software development costs.

Gross Profit

Gross profit increased to $0.5 million for the nine months ended September 30, 2003 from $(0.5) million for the nine months ended September 30, 2002. Gross profit from licenses and professional fees included gross profit from the BioSupplyNet Source Book of $30,000 and $220,000, during the nine months ended September 30, 2003 and 2002, respectively. The increase in gross profit relating to licenses and professional fees is primarily attributable to the decrease in amortization of acquired and capitalized software development costs relating to technology added from recent acquisitions and our Enterprise Substance Manager software to $2.4 million for the nine months ended September 30, 2003 from $3.3 million for the nine months ended September 30, 2002.

Operating Expenses

Development Expenses. Development expenses consist primarily of personnel and related costs to develop, operate and maintain our software, aggregate data and the amortization of capitalized development costs.

Development costs decreased to $3.7 million for the nine months ended September 30, 2003 from $6.2 million for the nine months ended September 30, 2002. In 2002 and 2003, we began refocusing our development expenditures to our procurement and materials management platform. As a result, this decrease is attributable to the reduction in development expenses in areas other than our procurement and materials management platform. During the nine months ended September 30, 2003 and 2002, we capitalized approximately $1.6 million and $1.6 million, respectively, of certain costs related to software and hosted application development projects.

Included in development cost is the amortization of non-cash stock-based employee compensation expense, which totaled approximately $64,000 and $211,000 for the nine months ended September 30, 2003 and 2002, respectively. This is primarily due to stock options that had been issued to employees with exercise prices less than fair value on the date of grant. Deferred compensation recorded due to the issuance of such stock options is charged to stock-based employee compensation expense over the vesting term of the options. The number of such stock options has been reduced due to the recent headcount reductions, resulting in reduced non-cash expense.

As a result of the recent reduction of personnel in the development departments, we expect our development expenses for the fourth quarter of 2003 to be lower than the fourth quarter of 2002.

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of operating expenses such as salaries and other related costs for sales and marketing personnel, travel expenses, public relations expenses and marketing materials as well as amortization of non-cash stock-based customer acquisition costs.

Total sales and marketing expenses increased to $3.2 million for the nine months ended September 30, 2003 from $2.9 million for the nine months ended September 30, 2002. This net increase resulted primarily from level operating expenses of $3.2 million offset by the $0.3 million credit during 2002 relating to customer acquisition costs as explained in the following paragraphs.

Stock-based customer acquisition costs represent the amortization of deferred customer acquisition costs that were initially recorded in November 1999 upon the issuance of common stock warrants to key suppliers and customers. The value of these warrants is adjusted each reporting period based upon the closing trading price of our common stock at each balance sheet date. Decreases in our closing trading price from one reporting period to the next will likely result in a benefit, and increases in our closing trading price will likely result in charges to expense. Because the amortization of these costs is dependent upon the trading price of our common stock, the future amounts of this amortization will vary based on trading price fluctuations. During 2001 and the second half of 2002, the majority of these warrants were cancelled. Non-cash stock-based customer acquisition costs (benefit) for the nine months ended September 30, 2003 increased to approximately $13,000 from $(370,000) for the nine months ended September 30, 2002 and are expected to be minimal in the future due to the reduced number of warrants outstanding.

Also included in sales and marketing expense is the amortization of non-cash stock-based employee compensation expense, which totaled approximately $0 and $40,000 for the nine months ended September 30, 2003 and 2002, respectively. This is primarily due to stock options that had been issued to employees with exercise prices less than fair value on the date of grant. Deferred compensation recorded due to the issuance of such stock options is charged to stock-based employee compensation expense over the vesting term of the options. The number of such stock options has been reduced due to the recent headcount reductions, resulting in reduced non-cash expense.

We expect our sales and marketing expenses to be somewhat lower in the fourth quarter of 2003 than in the fourth quarter of 2002 and the total for 2003 should be lower than the total for 2002.

General and Administrative Expenses. General and administrative expenses consist primarily of operating expenses such as personnel and related costs for our general corporate functions, including finance, accounting, legal, human resources, investor relations and facilities as well as the amortization of intangibles.

Total general and administrative expenses decreased to $5.8 million for the nine months ended September 30, 2003 from $7.6 million for the nine months ended September 30, 2002. The decrease in total general and administrative expenses of $1.8 million is comprised of level operating expenses of $5.7 million offset by a decrease in the amortization of intangibles of $1.8 million.

Amortization of intangible assets decreased to approximately $55,000 from $1.8 million during the nine months ended September 30, 2003 and 2002, respectively. The 2002 amortization of $1.8 million related primarily to our March 2000 acquisition of EMAX Solutions. There was no amortization of intangible trademark assets during the nine months ended September 30, 2003 as a result of the discontinuance of the EMAX trademarks as discussed in Note 7 of the Consolidated Financial Statements.

Also included in general and administrative expenses is the amortization of non-cash stock-based employee compensation expense, which totaled $16,000 and $39,000 for the nine months ended September 30, 2003 and 2002, respectively. This is primarily due to stock options that had been issued to employees with exercise prices less than fair value on the date of grant. Deferred compensation recorded due to the issuance of such stock options is charged to stock-based employee compensation expense over the vesting term of the options. The number of such stock options has been reduced due to the recent headcount reductions, resulting in reduced non-cash expense.

We expect general and administrative expenses for the full year, exclusive of amortization, to be lower for 2003 than in 2002.

Restructuring. During the first quarter of 2003, we began refocusing resources to support our procurement product platform and reducing costs in other areas, which resulted in an elimination of approximately 50 full-time positions by the end of the second quarter of 2003. The restructuring expense of $380,000 in the first quarter of 2003 represents the recognition of severance expense covering the final 36 full-time positions. We completed this restructuring by the end of the second quarter, and as a result of this restructuring, additional excess office space was identified. The associated additional excess lease cost of $650,000 was charged to restructuring expense in the second quarter of 2003. In addition, $140,000 was charged to restructuring expense in the third quarter of 2003 to reflect the actual terms of a sublease agreement signed during the third quarter that was previously estimated to begin at an earlier date.

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

In March 2000, we acquired all of the outstanding common and preferred stock of EMAX and allocated $22,000,000 of the purchase price to trademarks. Subsequently, we were amortizing the value of the trademarks to expense over a three-year period. During the first quarter of 2002, we discontinued utilizing the EMAX trademarks and, accordingly, determined that the carrying value of the trademarks had been impaired. As a result, we recognized a charge to income of $7,155,914, the unamortized balance at March 31, 2002, ($1.84 per share) in the first quarter of 2002 (see Note 7 to the Notes to Consolidated Financial Statements for additional discussion). There were no impairments of other intangible assets during the nine months ended September 30, 2003.

Other Income (Expense)

Other income (expense) primarily consists of interest income earned on cash deposited in money market accounts and other short and long-term investments partially reduced by interest expense incurred on capital lease and debt obligations. Net other income (expense) decreased to $0.3 million for the nine months ended September 30, 2003 from $0.8 million for the nine months ended September 30, 2002. This decrease was primarily from reduced interest income resulting from our use of cash and investments to fund operations during 2002 and the first nine months of 2003 as well as a reduction in interest rates between the comparative periods. We expect net interest income to continue to be lower in 2003 than in 2002.

Loss from Discontinued Operations

During the second quarter of 2003, we sold Textco Inc. As a result, we reclassified previously reported revenue and expense items from the respective lines in the Statement of Operations to Loss from Discontinued Operations.

The loss from operations was $201,000 during the nine months ended September 30, 2003 compared to $114,000 during the nine months ended September 30, 2002. Revenues were approximately $244,000 and $576,000 for the nine months ended September 30, 2003 and 2002, respectively. The reduction in revenue is partially due to operating the business for only five months during 2003 as well as a significant sale during the second quarter of 2002 in the pharmaceutical industry. In addition, we recognized a loss on the sale of the unit of approximately $247,000 in the second quarter of 2003.

Cumulative Effect of Accounting Change

We adopted Statement of Financial Accounting Standards No. 142, “Goodwill and other Intangible Assets” (“SFAS No. 142”) effective January 1, 2002. This statement addresses accounting and reporting for acquired goodwill and intangible assets. In accordance with the transitional provisions of SFAS No. 142, we determined that the carrying value of goodwill and related assets exceeded their fair value. As a result, we recognized a charge to income of $38,257,357 ($9.85 per share), of goodwill impairment as the cumulative effect of a change in accounting principle during the first quarter of 2002. There was no cumulative effect of accounting change during the nine months ended September 30, 2003.

Liquidity and Capital Resources

We have primarily funded our operations through private placements of our preferred stock during 1998 and 1999 and our initial public offering which closed in November 1999. As of September 30, 2003, we had total cash and investments of $21.4 million, which is comprised of cash and cash equivalents of $14.2 million, short-term investments of $3.3 million and long-term investments of $3.9 million.

Cash used in operating activities was $7.1 million and $6.2 million during the nine months ended September 30, 2003 and 2002, respectively. Cash used in operating activities was principally for the development of our software solutions, our sales and marketing efforts and administration.

Cash provided (used) by investing activities during the nine months ended September 30, 2003 and 2002 was $10.8 million and $(5.8) million, respectively. Cash used in investing activities has primarily been comprised of purchases of investments in US government obligations, commercial paper and corporate bonds, purchases of computer equipment and the capitalization of certain costs associated with the development of our hosted applications and with the development of research software systems. Cash was primarily provided from the maturity of investments.

Cash used by financing activities during the nine months ended September 30, 2003 and 2002, was $0.9 million and $1.4 million, respectively. During the nine months ended September 30, 2003, we repurchased 156,924 shares of our common stock for $0.6 million.

During September 2003, we negotiated a modification and extension of our revolving line of credit with an increased commitment amount of $3.5 million. The line, which has a balance of $1,562,833 at September 30, 2003, is due on January 3, 2006. Interest is payable monthly at the lender’s prime rate (4.0% at September 30, 2003). The loan commitment is collateralized with restricted investments in the amount of $3,889,000 at September 30, 2003. The funds are available for working capital uses and no other significant conditions are applicable.

During September 2003, we subleased approximately 30% of our Newtown Square, Pennsylvania office facility. The sublease will reduce our rent costs by approximately $1.5 million over the next 7.5 years.

During the nine months ended September 30, 2003, we incurred an operating loss of $13.3 million. During the two years ended December 31, 2002 we incurred cumulative operating losses of $119 million and used $25.5 million of cash in operations. We have reduced our quarterly spending to an average of $2.5 million for net cash used in operating activities for the last nine quarters following our 2001 restructuring. Based on this spending level, adjusted for our anticipated additional capital needs, we believe that our existing cash and investments of $21.4 million at September 30, 2003 will be sufficient to satisfy our cash requirements for more than the next twelve months. However, lower than expected cash flows as a result of lower revenues or increased expenses could require us to raise additional capital in order to maintain our operations. There are significant uncertainties, based on recent economic conditions and our limited operating experience as a software and related services provider, as to whether debt or equity financing will be available if we are required to seek additional funds. Even if we are able to secure funds in the debt or equity markets, we may not be able to do so on terms that are favorable or acceptable to us. Any additional equity financing, if available, could result in substantial dilution to our existing stockholders.

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

In November 2002, the Financial Accounting Standards Board issued Financial Accounting Series FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34” (“FIN No. 45”). FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements regarding its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The interpretive guidance incorporated without change from Interpretation 34 continues to be required for financial statements for fiscal years ending after June 15, 1981—the effective date of Interpretation 34. The adoption of FIN No. 45 did not have any impact on our financial statements or results of operations. The required disclosures as of September 30, 2003 are presented in Note 8 of the Consolidated Financial Statements.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123” (“SFAS No. 148”) which amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. SFAS No. 148 amends Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” to require prominent disclosure in interim financial information. The provisions of SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002 with the interim reporting provisions effective for reporting periods beginning after December 15, 2002. The adoption of SFAS No. 148 did not have any material impact on our financial statements or results of operations since we continue to utilize the provisions of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” rather than voluntarily change to the fair value based method. The required disclosures as of September 30, 2003 are presented in Note 2 of the Consolidated Financial Statements.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). FASB Statements No. 133 “Accounting for Derivative Instruments and Hedging Activities” and No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, establish accounting and reporting standards for derivative instruments including derivatives embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 149 amends Statement 133 for certain decisions made by the Board as part of the Derivatives Implementation Group (DIG) process. This Statement contains amendments relating to FASB Concepts Statement No. 7, “Using Cash Flow Information and Present Value in Accounting Measurements”, and FASB Statements No. 65, “Accounting for Certain Mortgage Banking Activities”, No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”, No. 95, “Statement of Cash Flows”, and No. 126, “Exemption from Certain Required Disclosures about Financial Instruments for Certain Nonpublic Entities”. The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have any material impact on our financial statements or results of operations.

In January 2003, the Financial Accounting Standards Board issued Financial Accounting Series FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN No. 46”). The primary objective of the Interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities (VIEs). FIN No. 46 has far-reaching effects and applies immediately to new entities created after January 31, 2003, as well as applies to existing entities in which an enterprise obtains an interest after that date. The provisions of FIN No. 46 are effective at the end of the first interim or annual period ending after December 15, 2003, to variable-interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN No. 46 is the guidance that determines (1) whether consolidation is required under the “controlling financial interest” model of Accounting Research Bulletin No. 51, “Consolidated Financial statements”, or other existing authoritative guidance, or, alternatively, (2) whether the variable-interest model under FIN No. 46 should be used to account for existing and new entities. The adoption of FIN No. 46 did not have any material impact on our financial statements or results of operations.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 establishes standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. It requires classification of a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective on July 1, 2003. The adoption of SFAS No. 150 did not have any material impact on our financial statements or results of operations.

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

Our business model has evolved considerably since our company’s inception. For instance, we launched our public e-commerce marketplace in April 1999. Beginning with our acquisition of EMAX in March 2000, we have increasingly focused our efforts on providing software products and services to enhance research operations for pharmaceutical, biotechnology and other research-based organizations. We discontinued our order processing services in 2001. In 2002, we acquired the business operations of Textco, Groton NeoChem and HigherMarkets, each of which added new products and/or target markets to our business model. In 2003, we refocused our expenditures to support our procurement and materials management platform and divested the Textco business unit and the products related to BioSupplyNet and Groton NeoChem. Accordingly, we have only a limited operating history on which to evaluate our evolving business model. As a result of our limited operating history and the evolving nature of our business model, we may be unable to accurately forecast our revenues. We incur expenses based predominantly on operating plans and estimates of future revenues. Revenues to be generated from newly developed and evolving activities will be particularly difficult to forecast accurately. Our expenses are to a large extent fixed. We may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfalls. Accordingly, a failure to meet our revenue projections will have an immediate and negative impact on profitability. Finally, we cannot be certain that our evolving business model will be successful, particularly in light of our limited operating history.

We have a history of losses and anticipate incurring losses in the future. We may not achieve profitability.

We incurred a net loss of $13.4 million for the nine months ended September 30, 2003. To date, we have not realized any profits, and as of September 30, 2003, we had an accumulated deficit of $290 million. We expect to incur substantial operating losses and continued negative cash flow from operations for the foreseeable future. In fact, we expect to continue generating losses through at least 2003. We may not be able to increase revenues sufficiently to achieve profitability.

Our future profitability and cash flows are dependent upon our ability to control expenses.

Our operating plan to achieve profitability is based upon estimates of our future expenses. For instance, we have reduced significantly our development expenses, certain sales and marketing expenses and general and administrative expenses since 2001. If our future expenses are greater than anticipated, our ability to achieve profitability when expected may be negatively impacted. In addition, greater than anticipated expenses may negatively impact our cash flows, which could cause us to expend our capital faster than anticipated. While we expect our existing capital to be sufficient for more than the next year, lower than expected cash flows due to increased expenses could require us to raise additional capital or significantly reduce expenses in order to maintain our operations. There can be no assurance that we will be able to raise such funds on favorable terms, or at all. Also, a large percentage of our expenses are relatively fixed, which may make it difficult to reduce expenses significantly in the future.

Our future profitability and cash flows are also dependent upon our ability to achieve revenue growth.

Our operating plan to achieve profitability is based upon estimates of our revenues and assumes that we will achieve license fee and related revenues that substantially exceed historical levels. Our ability to achieve this projected revenue growth is largely dependent on the results of our sales efforts. In 2002, we restructured our sales and marketing teams in an effort to increase our revenue generation, and we increased certain sales and marketing expenses in 2003. We cannot assure you that our sales force will be successful in achieving the sales levels required to achieve profitability. If our future revenues are less than anticipated, our ability to achieve profitability when expected may be negatively impacted. In addition, lower than anticipated revenues may negatively impact our cash flows, which could cause us to expend our capital faster than anticipated. While we expect our existing capital to be sufficient for more than the next year, lower than expected cash flows as a result of lower revenues could require us to raise additional capital in order to maintain our operations. There can be no assurance that we will be able to raise such funds on favorable terms, or at all.

We are investing significantly in developing and acquiring new product and service offerings with no guarantee of success.

Expanding our product and service offerings is an important component of our business strategy. As such, we are expending a significant amount of our resources in these development and acquisition efforts. For instance, in 2002, we acquired additional products through our HigherMarkets acquisition. Any new offerings that are not favorably received by prospective customers could damage our reputation or brand name. Expansion of our services will require us to devote a significant amount of time and money and may strain our management, financial and operating resources. We cannot assure you that our development efforts will result in commercially viable products or services. In addition, we may bear development and acquisition costs in current periods that do not generate revenues until future periods, if at all. To the extent that we incur expenses that do not result in increased current or future revenues, our earnings may be materially and adversely affected.

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

Sales to large accounts may result in lower profit margins than other sales as larger customers typically have greater leverage in negotiating the price and other terms of business relationships. We also incur costs associated with customization of certain products and services with a sale to a large account. If we do not generate sufficient revenues to offset any lower margins or these increased costs, our operating results may be materially and adversely affected. Also, the time between billing and receipt of revenues is often longer when dealing with larger accounts due to increased administrative overhead.

We have relied, and continue to rely, on a limited number of large customers for a significant portion of our revenues. Losing one or more of these customers may adversely affect our revenues.

We expect that for the foreseeable future we will generate a significant portion of our revenues from a limited number of large customers. During the nine months ended September 30, 2003, two customers accounted for 20% and 10%, respectively, of our total revenues. These large transactions are often non-recurring, making it difficult to predict future transactions. The failure of one or more large transactions to occur in any given period may materially and adversely affect our revenues for that period. If we lose any of our large customers or if we are unable to add new large customers, our revenues will not increase as expected. In addition, our reputation and brand name would be harmed.

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

We believe that establishing, maintaining and enhancing the SciQuest brand is critical in expanding our customer base. Some of our competitors already have well-established brands. Promotion of our brand will depend largely on continuing our sales and marketing efforts and providing high-quality products and services to our enterprise customers. We increased certain sales and marketing expenses in 2003. We cannot assure you that these additional expenses will be successful in generating additional revenue. We also launched new marketing campaigns in the second half of 2002 and during 2003. We cannot be certain that our new marketing efforts will be successful in marketing the SciQuest brand. If we are unable to successfully promote our brand, or if we incur substantial expenses in attempting to do so, our revenues and earnings could be materially and adversely affected.

Our future revenue growth could be impaired if our investment in indirect sales channels for our products is unsuccessful.

We have invested significant time and resources in developing indirect sales channels for our products through relationships with companies such as SCT and Microsoft Solomon Great Plains. We cannot assure you that our indirect sales channels will be successful or that we will be able to develop additional indirect sales channels. If these sales channels do not result in significant amounts of sales, our ability to achieve our revenue projections may be impaired. As we develop additional indirect sales channels, we may experience conflicts with our direct sales force to the extent that these sales channels target the same customer bases. Successful management of these potential conflicts will be necessary in order to maximize our revenue growth.

If we are not able to successfully integrate our systems with the internal systems of our customers, our operating costs and relationships with our suppliers and buyers will be adversely affected.

A key component of our products and services is the efficiencies created for suppliers and buyers. In order to create these efficiencies, it will often be necessary that our solutions integrate with customers’ internal systems, such as inventory, customer service, technical service, ERP systems and financial systems. In addition, there is little uniformity in the systems used by our customers. If these systems are not successfully integrated, relationships with our customers will be adversely affected, which could have a material adverse effect on our financial condition and results of operations.

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

•	Our success will depend, in part, on our ability to:

•	enhance our existing products and services;

•	develop new services and technologies that address the increasingly sophisticated and varied needs of our target markets; and

•	respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

We cannot be certain of our success in accomplishing the foregoing. If we are unable, for technical, legal, financial or other reasons, to adapt to changing market conditions or buyer requirements, our market share could be materially and adversely affected.

Product development delays could damage our reputation and sales efforts.

Developing new products and updated versions of our existing products for release at regular intervals is important to our business efforts. At times, we may experience delays in our development process that result in new releases being delayed or lacking expected features or functionality. New product or version releases that are delayed or do not meet expectations may result in customer dissatisfaction, which in turn could damage significantly our reputation and sales efforts.

The market for technology solutions is highly competitive, which makes achieving market share and profitability more difficult.

The market for technology solutions in the life sciences and higher education markets is new, rapidly evolving and intensely competitive. We experience competition from multiple sources, which makes it difficult for us to develop a comprehensive business strategy that addresses all of these competitive factors. Competition is likely to intensify as this market matures.

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

Our future revenue growth may be adversely affected by a significant reduction in spending in the life sciences and higher education markets.

We derive a significant portion of our revenue from the life sciences and higher education markets, primarily through fees for our software products and services. We expect our future growth to depend on spending levels in these markets. In addition, many companies have reduced spending on information technology products in response to current economic conditions. Any significant reduction in spending in the life sciences and higher education markets may have a material adverse effect on our revenues.

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

A key factor of our success will be the continued services and performance of our executive officers and other key personnel. If we lose the services of any of our executive officers, our financial condition and results of operations could be materially and adversely affected. We do not have long-term employment agreements with any of our key personnel. Our success also depends upon our ability to identify, hire and retain other highly skilled technical, managerial, editorial, sales, marketing and customer service professionals. Competition for such personnel is intense. We cannot be certain of our ability to identify, hire and retain adequately qualified personnel. For example, we may encounter difficulties in attracting a sufficient number of qualified software developers. Failure to identify, hire and retain necessary technical, managerial, editorial, merchandising, sales, marketing and customer service personnel could have a material adverse effect on our financial condition and results of operations.

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

We are investing resources and capital to expand our sales internationally, particularly in Europe. This will require financial resources and management attention and could have a negative effect on our earnings. We cannot be assured that we will be successful in creating international demand for our solutions and services. In addition, our international business may be subject to a variety of risks, including, among other things, increased costs associated with maintaining international marketing efforts, applicable government regulation, fluctuations in foreign currency, difficulties in collecting international accounts receivable and the enforcement of intellectual property rights. We cannot assure you that these factors will not have an adverse effect on future international sales and earnings. In addition, we are currently contemplating registering our trademarks in other countries. We cannot be assured that we will be able to do so.

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

Item 2.	Changes in Securities.

Not applicable.

Item 3.	Defaults In Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.	Other Information.

None.

Item 6.	Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as a part of, or are incorporated by reference into, this report on Form 10-Q:

Exhibit Number	Description

3.1*	Second Amended and Restated Certificate of Incorporation of SciQuest.

3.2*******	Amendment to Second Amended and Restated Certificate of Incorporation of SciQuest.

3.3********	Amendment No. 2 to Second Amended and Restated Certificate of Incorporation of SciQuest.

3.4*	Amended and Restated Bylaws of SciQuest.

4.1*	See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws of SciQuest defining rights of the holders of Common Stock of SciQuest.

4.2	Specimen Stock Certificate.

10.1*	SciQuest Stock Option Plan dated as of September 4, 1997.

10.2*	Amendment No. 1 to SciQuest Stock Option Plan dated as of September 11, 1998.

10.3*	Amendment No. 2 to SciQuest Stock Option Plan dated as of February 26, 1999.

10.4*	Amendment No. 3 to SciQuest Stock Option Plan dated as of March 1, 1999.

10.5*	Amendment No. 4 to SciQuest Stock Option Plan dated as of August 27, 1999.

10.6*	Amendment No. 5 to SciQuest Stock Option Plan.

10.7*	SciQuest1999 Stock Incentive Plan dated as of October 12, 1999.

10.8**	First Amendment to 1999 Stock Incentive Plan.

10.9**	Agreement and Plan of Merger and Reorganization between SciQuest, ESP Acquisition, Inc. and EMAX Solution Partners, Inc. dated March 13, 2000.

10.10**	SciQuest 2000 Employee Stock Purchase Plan.

10.11***	Second Amendment to 1999 Stock Incentive Plan.

10.12****	Form of Services Agreement.

10.13*****	Form of Master License and Services Agreement.

10.14*****	Executive Employment Agreement by and between SciQuest and Stephen J. Wiehe, dated February 5, 2002.

10.15******

Agreement and Plan of Merger, dated as of June 25, 2002, by and among SciQuest, HigherMarkets Acquisition, Inc. and HigherMarkets, Inc.

SciCentral.com, Inc. and the shareholders of SciCentral.com, Inc. dated February 2, 2000.

10.16*	Lease Agreement by and between Duke-Weeks Realty Limited Partnership and SciQuest dated as of October 19, 1999.

10.17*******	Lease Agreement by and between Brandywine Operating Partnership, L.P. and SciQuest dated as of October 2000.

31.1	Certificate of Chief Executive Officer

Exhibit Number	Description

31.2	Certificate of Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to SciQuest’s Registration Statement on Form S-1 (Reg. No. 333-87433).
**	Incorporated by reference to SciQuest’s Registration Statement on Form S-1 (Reg. No. 333-32582).
***	Incorporated by reference to SciQuest’s Annual Report on Form 10-K for the year ended December 31, 2000.
****	Incorporated by reference to SciQuest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
*****	Incorporated by reference to SciQuest’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.
******	Incorporated by reference to SciQuest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
*******	Incorporated by reference to SciQuest’s Annual Report on Form 10-K for the year ended December 31, 2002.
********	Incorporated by reference to SciQuest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(b) Reports on Form 8-K.

A current report on Form 8-K was filed on August 5, 2003, in connection with the release of SciQuest’s earnings for the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCIQUEST, INC.

Date: November 11, 2003	By:	/s/ Stephen J. Wiehe

Stephen J. Wiehe Chief Executive Officer (Principal Executive Officer)

Date: November 11, 2003	By:	/s/ James J. Scheuer

James J. Scheuer Chief Financial Officer (Principal Financial and Accounting Officer)