Form 10-K
period 2003-12-31
SCIQUEST INC
filed 2004-03-25
CIK 1082526

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
common stock, par value $0.001 per share	The NASDAQ National Market

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

As of March 15, 2004, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $14,801,250.

As of March 15, 2004, there were 3,747,152 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its annual meeting of stockholders scheduled for June 16, 2004 are incorporated by reference into Part III of this Report.

PART I

Item 1. Business

Overview

SciQuest provides on-demand supplier relationship management solutions that integrate organizations with their suppliers to enable comprehensive spend management. Spend management is the ability to view and analyze all spending across an enterprise, thereby providing greater insight into purchasing functions and giving an organization control and visibility to allow it to manage spending more effectively. SciQuest’s solutions are targeted for the life sciences and higher education markets.

SciQuest’s suite of modular applications helps companies to automate the spend management process. These solutions facilitate a company’s purchasing functions by reducing redundant tasks throughout the cycle of finding, acquiring and managing goods, which can result in increased efficiency, reduced cost and increased insight into an organization’s buying patterns.

Many of the world’s leading pharmaceutical, biotechnology and academic organizations rely on our solutions such as Biogen Idec, GlaxoSmithKline, Pfizer, Roche, Schering-Plough, Arizona State University, Indiana University, University of Michigan and the University of Pennsylvania. SciQuest is headquartered in Research Triangle Park, North Carolina.

HigherMarkets and SelectSite are our registered trademarks. This report also includes trademarks, service marks and trade names of other companies.

Recent Events

In January 2004, University of Pennsylvania, a SciQuest customer since the third quarter of 2003, implemented our HigherMarkets Spend Director product with over 75 preferred suppliers representing approximately 68% of the University’s purchase order transactions.

In January 2004, we launched two new materials management modules — Chemical Manager and Supplies Manager — rounding out our suite of on-demand materials management modules.

In January 2004, we announced that Array BioPharma signed a multi-year license agreement for the Spend Director and Requisition Manager products.

In January 2004, we announced that Biogen Idec expanded its multi-year license agreement for Spend Director. It will use Spend Director to enable vendor catalogs and automate order delivery for its primary commodity areas including laboratory, office and maintenance, repair and operations supplies.

In January 2004, we announced that Schering-Plough Corporation signed a multi-year license agreement for the Spend Director product.

In February 2004, we announced that four of the world’s leading universities have extended multi-year agreements for our HigherMarkets procurement automation solution. Those universities consist of University of Notre Dame, Indiana University, The University of Edinburgh and The University of Nottingham.

In February 2004, the HigherMarkets for SCT Banner e-procurement solution was launched. This product enables the integration between e-procurement solutions, such as the SciQuest HigherMarkets product, and SunGard’s SCT Banner Finance, resulting in real-time data integration that promotes data integrity across the enterprise.

In March 2004, we announced the launch of Sourcing Manager, an additional module to our suite of on-demand supplier relationship management modules. Leveraging technology from Ion Wave Technologies, Sourcing Manager will allow procurement professionals to quickly create, issue, monitor and award informal quotes and formal bid requests.

Background

According to IDC Research, Supplier Relationship Management is defined as those solutions designed to handle sourcing, procurement, transaction processing, order management, and payment support functions, all of which are connected to create a single view of the spending levels at a company and how its purchasing activities are integrated into a supplier community that can be easily tracked, benchmarked, and analyzed. IDC Research expects the Supplier Relationship Management market to grow to $3.1 billion by 2007.

An increasingly popular approach to application development involves the concept of on-demand architecture. On-demand solutions are built on a Web-native, multi-tenant architecture (i.e., a single application instance serving multiple customers) that affords vendors economies of scale, allowing them to offer competitive functionality at low-cost, subscription-based pricing. Other benefits include:

•	fewer IT resource requirements for customers;

•	faster implementation; and

•	lower annual subscription-based fee versus a larger upfront payment.

Many organizations have begun to recognize the value of moving beyond e-procurement and to realize the benefits of a completely integrated solution. According to Forrester Research, there are significant challenges for software providers to overcome, including:

•	software integration capabilities to suppliers;

•	ability to integrate into existing enterprise requirements planning or financial systems; and

•	user adoption.

SciQuest Solutions

Our on-demand Supplier Relationship Management solutions are designed to help organizations to better integrate with their suppliers to enable comprehensive spend management for the life sciences and higher education markets. By delivering a suite of modular applications, we allow organizations to utilize a completely Web-based e-commerce environment while leveraging their existing technology investments such as enterprise requirements planning or financial systems. By integrating customers with their key suppliers through the SciQuest Supplier Network, these modular solutions reduce redundant tasks throughout the cycle of finding, acquiring and managing goods to increase efficiency, reduce cost and increase insight into an organization’s total spending patterns.

Materials management solutions are also an important component of our Supplier Relationship Management solutions in the life sciences and higher education markets. Failure to comply with the increasingly restrictive regulations on the tracking and reporting of chemicals from organizations such as the Environmental Protection Agency and the U.S. Department of Agriculture can result in severe penalties. By integrating materials management into their e-procurement solution, organizations are able to track chemicals, biologicals, and supplies from purchase to disposal to ensure regulatory compliance.

Our Supplier Relationship Management solutions enable our customers to:

Connect to Suppliers. By providing access to over 1,000 suppliers representing multiple commodities, the SciQuest Supplier Network offers users a single point of enablement for both catalog content and order delivery. The network provides access to a diverse array of commodities including office supplies, maintenance, repair and operation supplies, furniture, computer equipment and scientific lab supplies. Users of our supplier enablement products have the ability to manage their relationships with suppliers within the network in a variety of ways. For instance, users can configure catalogs to reflect the organization’s contracted pricing and promote preferred vendors to end users. These benefits include:

•	enabling a critical mass of suppliers through the SciQuest Supplier Network;

•	increasing purchasing efficiencies by promoting preferred vendors with organization-specific pricing and internal inventory;

•	tracking orders in real-time;

•	comparing products and attributes side-by-side through normalized supplier data; and

•	checking product availability, both internally and externally.

Capture Transactions. Our solutions engage the entire enterprise in spend management by centralizing purchasing transactions from across the entire organization. End users access a Web-based, e-commerce shopping interface to select products and place accurate requisitions. Purchasing departments can use the same application to approve requisitions and manage purchase orders. All purchasing data is integrated with other enterprise systems, including financial applications and enterprise resource planning systems, to maintain the integrity of financial data. These benefits include:

•	increasing user adoption through its user-friendly environment;

•	increasing contract compliance as a critical mass of transactions are conducted through the solution; and

•	increasing time and cost savings through significant process efficiencies.

Control Spend. By combining supplier enablement with enterprise adoption, our solutions enable a critical mass of transactions to promote cost savings, process efficiencies and spend visibility analysis of purchasing functions and trends through analytical tools and reports. These benefits include:

•	facilitating end-users to make the best purchasing decisions for the organization by electronically enabling all of their suppliers and integrating the entire procurement process;

•	viewing complete data throughout the entire transaction process by means of robust reporting capabilities;

•	promoting preferred providers to end-users to increase contract compliance; and

•	increasing productivity by eliminating the traditional paper process.

Manage Risk. By integrating our materials management solutions into their e-procurement solution, organizations can manage all types of materials from purchase to disposal, including chemicals, biologicals and supplies. These benefits include:

•	minimizing risk and ensuring regulatory compliance by tracking chemicals and biologicals from entry to disposal;

•	tracking ordered items through an easy-to-use interface and creating containers of chemical substances with all the necessary information for inventory tracking;

•	reducing maverick spending by avoiding purchases of substances already in inventory;

•	finding substances and containers through robust structure and substructure searching tools; and

•	adding containers directly from a purchase order to inventory.

Products and Services

SciQuest’s suite of modular applications helps to automate each step in the spend management process. When used with the SciQuest Supplier Network, these solutions facilitate a company’s purchasing functions by reducing redundant tasks throughout the cycle of finding, acquiring and managing goods, which can result in increased efficiency, reduced cost and greater insight into purchasing functions.

Our products deliver value at each stage of the cycle:

Find:

Spend Director and SciQuest Supplier Network. To maximize return on procurement investments, organizations must satisfy user needs while positively influencing purchasing behavior. Adding suppliers is not enough. To promote significant efficiencies, an organization must be able to enable, configure and deliver a critical mass of supplier content using a platform that promotes contract compliance while providing the optimal buying experience for end users. Spend Director is a Web-based, multi-commodity supplier enablement solution designed to enhance existing procurement systems to increase on-contract spending and improve enterprise-wide productivity.

Enabling a critical mass of supplier catalog content is crucial to maximizing user adoption, purchasing efficiency and access to spending data within a procurement system. The SciQuest Supplier Network offers an organization instant access to product information from over 1,000 scientific, medical, maintenance, repair and operations, office, information technology and other suppliers who participate in the SciQuest Supplier Network. This content and connectivity offers compelling benefits for organizations seeking to:

•	Improve productivity. Spend Director aggregates product information from approved suppliers into one searchable Web interface, eliminating time-consuming searches through paper catalogs. Once needed supplies are identified, online requisition and order tracking minimize time spent by researchers on administrative tasks.

•	Increase on-contract spending. Spend Director’s advanced administrative functionality allows procurement professionals to configure the purchasing experience for researchers, enabling them to showcase products from preferred suppliers.

Acquire:

SelectSite and HigherMarkets. SciQuest’s solutions, SelectSite for Life Sciences and HigherMarkets for Higher Education, are industry specific purchasing automation solutions that empower organizations with the tools they need to create an efficient, paperless procurement process. As the hubs for organizational purchasing activity, procurement departments need integrated technology that offers a holistic view of spending.

SelectSite is a modular suite of procurement automation solutions designed to reduce costs, improve productivity and increase insight into enterprise-wide spending. SelectSite’s hosted, flexible architecture enables organizations to design tailored solutions that work with existing enterprise systems to achieve targeted objectives.

HigherMarkets is a modular suite of technology solutions for procurement and financial systems that can increase productivity, reduce costs and improve customer service. Built on the SelectSite technology platform, HigherMarkets’ hosted, flexible architecture consists of productivity modules that automate each step of the procurement process.

The SelectSite and HigherMarkets e-procurement products are hosted solutions that automate requisitioning, sourcing, approval routing and order management for purchasing professionals seeking to:

•	Centralize and automate purchasing functions. SelectSite and HigherMarkets e-procurement solutions streamline the entire procurement process from requisitioning to payment processing, enabling purchasing departments to increase their throughput without adding personnel.

•	Integrate with key enterprise systems. To gain efficiencies, an organization’s e-procurement solution must integrate with administrative, financial and inventory systems. We work with other technology providers to meet the unique integration needs of our targeted vertical markets.

•	Pursue strategic sourcing initiatives. Automating manual processes and redundant paperwork reduces purchasing costs while freeing procurement professionals to pursue strategic sourcing initiatives such as identifying new suppliers and negotiating contracts. Using in-depth reports, purchasing executives can measure return on investment and the effectiveness of procurement policies by analyzing the company’s buying patterns.

Manage:

Materials Management Modules and Enterprise Products for Reagent, Substance and Biologicals Management. Our deployed enterprise products and on-demand materials management inventory modules, which are integrated with our procurement products, track and monitor critical assets, such as chemicals, compounds, biologicals and supplies. These integrated offerings provide organizations with enhanced analytical capabilities with respect to their assets by allowing them to understand stock levels, reordering times and other key metrics. Our materials management modules include separate modules for biologicals, chemicals and supplies, whereas our enterprise products facilitates management of chemicals, substance management and biologicals. Our materials management products enable research organizations to:

•	Leverage internal assets. Information about commercial and proprietary assets is consolidated and made available to laboratory managers and researchers via Web-based interfaces. Research teams across the hall or across the globe can access and order from the entire inventory of available compounds, substances and biologicals. By having increased access and analytical capabilities into their internal inventories, organizations are able to make better purchasing and materials management decisions.

•	Minimize risks. Once received into the stockroom, reagents are logged into the inventory management system where hazardous materials are flagged. As these materials are checked out of the system by researchers, facilities managers are able to monitor usage and quickly assess potential occupational risks.

•	Maintain compliance. Environmental, health and safety regulations require laboratories to submit detailed records of chemicals and reagent usage. Our materials management solutions streamline the process of maintaining compliance by providing real-time inventory information and automated reporting.

Professional Services:

Our Global Professional Services team provides technical consulting, project management, integration and training services to rapidly deploy our solutions. Through our established implementation methodology, clients have the ability to enhance their return on investment and complete implementations in scope, on time and on budget. We offer a solution specification, configuration and deployment process resulting in a solution that addresses specific client needs including risk management, tightly controlled project scope, phased implementation, knowledge transfer to end users, and standards-based, open solutions. Our methodology benefits clients seeking to:

•	Avoid costly and time-consuming changes. Thorough, up-front planning of solution configuration options, feature extensions and integration avoids costly and time-consuming changes later in the project and reveals opportunities that might otherwise be lost.

•	Increase success rate and ROI. Involvement of key users from the project outset increases the success rate and return on investment.

•	Ensure cohesive implementation. Involvement of other solution providers allows for early identification of integration needs, project dependencies, project risks and development of a cohesive end-to-end project plan.

Strategic Goals

We are dedicated to enabling organizations to increase efficiency and reduce costs through increased control over their purchasing functions by helping them find and acquire resources and manage the lifecycle of critical assets. We intend to accomplish this through the following strategic goals as an organization:

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

Continue to Create Value for Customers by Delivering Quality Products and Services That Meet Their Needs. Effective product development and customer service are critical components to our success. We have implemented a disciplined, systematic approach to releasing new versions of our software to provide enhanced functionality requested by customers while optimizing our development resources. Development resources for future enhancements are allocated, in part, by the historical and future budgeted revenue of each product. Our customer support organization reports directly into the development organization. This reporting structure allows for rapid feedback between our customers and our product developers. We consistently measure and assess our professional services organization on the quality and value of the services they provide, such as technical consulting, project management, integration and training services.

Expand Our Product Portfolio. Customer feedback drives our development process. We use customer data and input to develop features and functions to enhance our existing products, as well as to provide a source of ideas for new products. We are analyzing our core technologies to identify additional ways to leverage our key strengths into new market opportunities. We continue to explore other possibilities for expanding our product portfolio and distribution network, including acquisitions, joint ventures and channel relationships. We are seeking acquisition opportunities where we can simultaneously grow revenues, eliminate redundant overhead, leverage acquired assets effectively and positively impact our path to profitability. We are seeking relationship opportunities where we can expand the market awareness of our products by leveraging the installed customer bases and marketing and sales channels of other organizations.

Create Value for Shareholders. For SciQuest to create long-term sustainable shareholder value, we must remain focused on expense control and invest in activities that will generate tangible return on investments. We consistently review our plans and progress to determine if our assets are being utilized for their best and highest value.

Sales & Marketing

Market Positioning. In the fourth quarter of 2003, we launched our new market positioning to articulate the value of our technology solutions. This new branding – centered on Supplier Relationship Management – has generated interest from industry analysts, trade journals, existing customers and prospects. We have engaged a public relations firm to assist in further positioning SciQuest as a thought leader in this market sector. Thus far, this market positioning has resulted in speaking invitations, feature articles in respected trade journals and unsolicited reports from industry analysts.

Life Sciences and Higher Education Markets. For over two years, we have concentrated our direct and channel marketing efforts toward two distinct markets – Life Sciences and Higher Education. While these markets operate on vastly different business models, their operating principles and procurement needs are quite similar, rendering our solutions a strong fit for both. The Life Sciences market leverages our strength and expertise in the procurement of scientific goods to provide a strong foundation for organization-wide spend management. We service the procurement and materials management needs of over 20 life science organizations. With a North American-based market of over 700 life science firms, we are well positioned for additional growth in this segment. For the Higher Education market, we provide university-wide procurement solutions that offer the ability to purchase goods across a variety of commodities. Many of our higher education clients are large, research-oriented universities with teaching hospitals and significant research functions. Similar to their life science counterparts, these organizations leverage our strength in the procurement of goods from the fragmented sciences industry to automate and monitor their university spending. We service nearly 20 higher education customers. With a United States-based market of over 4,000 private and public universities, our goal is to achieve continued penetration into this market segment.

Direct Sales Force and Indirect Sales Channels. Our direct sales force is empowered with a customer relationship management application, vertically-aligned marketing materials, and aggressive lead generation activities through tradeshows, speaking opportunities and media coverage. We also strive to expand our indirect sales channels through relationships with industry-respected companies such as SCT and the E&I Cooperative. We believe that these indirect sales channels, along with our direct sales force and the sales and marketing momentum generated in the latter half of 2003, will drive market awareness and sales opportunities for SciQuest throughout 2004.

As of December 31, 2003, we had 20 people in our sales and marketing group.

Technology

We have incorporated Rapid Application Development standards into our software product development methodologies. These standards are based on tried-and-true principles that focus intensely on customer and end-user perspectives. Rapid Application Development is the merger of structured prototyping and joint application development techniques leveraged to accelerate systems development. Rapid Application Development techniques allow our product teams to revolve their efforts around collaborative and timely customer input while achieving large gains in predictability, productivity and quality.

We leverage commercially available operating systems, data management systems, application services and scalable, distributed infrastructure. These industry standards are designed to ensure that our solutions are supported by an operating platform that provides for a high level of availability, increased speed-to-market and rapid, customer-focused growth. We have implemented standard practices in the areas of development, deployment, production control, administration and monitoring that include:

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

Our product suite is designed for customer deployment through both released and on-demand products.

On-Demand Products. Our on-demand products are similarly built around an n-tiered architecture based on the Java 2 Enterprise Edition standard. Business logic is encapsulated in Java components, and user interfaces are dynamic, HTML-based, and are generated using Java Servlets and Java Server Pages. SciQuest hosts all web/application and database servers. The customer is solely responsible for providing a browser-based client environment, running Windows or Mac O/S with MS Internet Explorer 5.5 sp2 and above or Netscape Navigator 6.2. Customers require no downloading of application code, plug-ins or applets from the server.

We own all of our hosted production servers and web site hardware. Our web applications run off of multiple redundant product application servers. Our production servers are located at a third-party network operating center located in Raleigh, North Carolina, which provides 24-hour systems support, as well as connectivity to all major Internet bandwidth via redundant high speed T-3 connections. The server and network architecture is designed to provide high speed and high-availability for the operation of our on-demand applications and communications.

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

Deployed Products. Our implemented products are designed around an n-tiered architecture based on the Java 2 Enterprise Edition standard. The main product component is built on three architectural building blocks, the Database Server, Web Application Server and the Client Machine. Business logic is encapsulated in Enterprise Java Bean components and user interfaces are dynamic HTML-based and are generated using Java Servlets and Java Server Pages.

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

As of December 31, 2003, we had 58 professionals in our development group, which consists of information technology professionals, content management professionals and our Global Professional Services group. Development expenses were $11.3 million in 2001, $7.7 million in 2002 and $4.9 million in 2003.

Intellectual Property

We rely on a combination of trade secret, copyright and trademark laws, license agreements, nondisclosure and other contractual provisions and technical measures to protect our proprietary rights in our products, technology and processes. We pursue the registration of our trademarks in the United States and internationally, however, we may not be able to secure adequate protection for our trademarks in the United States and other countries. SCIQUEST.COM and SELECTSITE are our trademarks in the United States, which are registered with the U.S. Trademark Office. We have applied for registration of the mark HIGHERMARKETS in the United States. The mark SCIQUEST is registered with the Community Trademark Office and in Switzerland. Our software technology is not patented and existing copyright laws offer only limited practical protection. We cannot guarantee that the legal protections on which we rely will be adequate to prevent misappropriation of our technology. Moreover, these protections do not prevent independent third-party development of competitive products or services. Furthermore, the validity, enforceability and scope of protection of intellectual property in internet-related industries are uncertain and still evolving. The laws of some foreign countries do not protect intellectual property to the same extent, as do the laws of the United States. We believe our products, trademarks and other proprietary rights do not infringe upon the proprietary rights of third parties. However, we cannot provide any guarantees about the third-party products sold to customers using our technology, services or products or that third parties will not assert infringement claims against us in the future or that any such assertion will not require us to enter into a license agreement or royalty agreement with the party asserting a claim. If the third-party products purchased by customers using our technology, services or products infringe the proprietary rights of third parties, we may be deemed to infringe those rights by selling such products. Even the successful defense of an infringement claim could result in substantial costs and diversion of our management’s efforts.

We intend to license a significant portion of our transaction fulfillment system from third parties. These licenses may not be available to us on favorable terms in the future. If we fail to obtain necessary licenses on favorable terms, it could have a material adverse effect on our business operations.

We also resell third-party applications to our customers. If these applications were found to infringe on the intellectual property rights of others and acceptable alternatives are not available, this may have a material adverse effect on our business.

Competition

The market for providing technology and services for organizations and their suppliers is fragmented, rapidly evolving and intensely competitive. Our primary competition includes the following:

Existing Processes and Internal Legacy Systems. Many research organizations and suppliers have deployed internal resources and systems or may be using existing external technology and service partners to provide for their technology and services solutions. Organizations with limited budgets for information technology may continue using existing solutions, thereby postponing upgrades or installations of new systems.

Enterprise Software Providers. A number of enterprise software providers have established technologies, solutions, and customer relationships that provide alternative choices for our potential customers.

Consultants and Custom Programming Providers. Research-intensive organizations may choose to use technology consultants or other resources to create customized technology solutions to meet their procurement needs.

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

Competition is likely to intensify as the Supplier Relationship Management market matures. As competitive conditions intensify, competitors may: enter into strategic or commercial relationships with larger, more established and well-financed companies; devote greater resources to marketing and promotional campaigns; secure exclusive arrangements with customers that impede our sales; and devote substantially more resources to product development.

Our current and potential competitors’ technology and solutions may achieve greater market acceptance than ours. Many existing and potential competitors have longer operating histories in the pharmaceutical and biotechnology industry, greater name recognition, larger customer bases and greater financial, technical and market resources.

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

Employees

As of December 31, 2003, we had 89 full-time employees. None of our employees are covered by a collective bargaining agreement. We consider our relations with our employees to be good.

In March 2003, we initiated a reduction in the number of our full-time employees by approximately 50. These reductions were made in order to reduce our overhead costs in 2003 and future years. These reductions affected substantially all departments and were completed by the end of the second quarter of 2003.

Executive Officers

Our executive officers and their ages as of December 31, 2003 were as follows:

Name	Age	Position
Stephen J. Wiehe	40	Chief Executive Officer and Director
James B. Duke	40	Chief Operating Officer, Products and Strategy
Kerry S. May	56	Vice President, Worldwide Sales
James J. Scheuer	56	Chief Financial Officer

Stephen J. Wiehe has served as our Chief Executive Officer and as a Director since February 2001. From June 2000 to February 2001, Mr. Wiehe served as Senior Director - Strategic Investments & Mergers and Acquisitions at SAS Institute. From October 1999 to June 2000, Mr. Wiehe served as President and Chief Executive Officer of DataFlux Corporation, which was acquired by SAS Institute. From June 1998 to October 1999, Mr. Wiehe served as Managing Director/Europe and senior executive vice president for SunGard Treasury Systems, a division of SunGard Data Systems, Inc (NYSE: SDS). From June 1996 to June 1998, Mr. Wiehe served as President and Chief Executive Officer of Multinational Computer Models, Inc., which was sold to SunGard Data Systems in 1998. Mr. Wiehe began his career with the General Electric Company. Mr. Wiehe graduated from its Financial Management Program with honors and became treasurer of GE Plastics. Mr. Wiehe is a graduate of the University of Kentucky.

James B. Duke has served as our Chief Operating Officer since April 2003. From February 2001 to April 2003, Mr. Duke also served as Vice President of Products and Strategy. From March 2000 to February 2001, Mr. Duke served as Chief Information Officer of BuildNet, Inc., a solutions provider for the construction materials industry. His prior experiences include roles as Vice President of Sales and Marketing at GE Capital Mortgage in 1999, Group Vice President for technology and alternative channels for First Citizens Bank from 1995 to 1999, and as a Management Consultant with McKinsey & Co. from 1992 to 1995. A graduate of Duke University, Mr. Duke also has a Masters degree from MIT’s Sloan School of Management.

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

Mr. Scheuer resigned as our Chief Financial Officer as of February 13, 2004.

There are no family relationships between any of our executive officers.

Item 2. Properties

Our headquarters are located in Morrisville, North Carolina, where we currently lease approximately 93,000 square feet of office space. This lease expires in July 31, 2005. We have sublet approximately 27,000 square feet of this space over various terms through July 31, 2005. We expect these facilities to be sufficient for the foreseeable future.

We maintain an office in Newtown Square, Pennsylvania. The lease for approximately 39,000 square feet of space expires in March 2011. We have sublet approximately 11,000 square feet of this space until March 2011, subject to certain terms for earlier termination at the option of the subleasee. We expect this space will be sufficient for the foreseeable future.

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

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

SciQuest’s common stock trades under the symbol “SQST”. Through October 10, 2002, our common stock was listed on the Nasdaq National Market. On October 11, 2002, we transferred the listing of our common stock to the Nasdaq SmallCap Market. In order to satisfy Nasdaq’s minimum listing maintenance requirements for both the Nasdaq National Market and the Nasdaq SmallCap Market, we effected a one-for-seven and one-half (7 1/2) reverse stock split on May 20, 2003. On July 21, 2003, we transferred the listing of our common stock to the Nasdaq National Market. The prices per share reflected in the table below have been adjusted to reflect the reverse stock split and represents the range of low and high closing sale prices for our common stock for the years ended December 31, 2002 and 2003 as reported by the Nasdaq National Market and the Nasdaq SmallCap Market, as applicable, for the quarters indicated:

	2002		2003
Quarter Ended	High Price	Low Price	High Price	Low Price
March 31	$16.20	$10.50	$5.55	$3.30
June 30	$14.70	$4.95	$4.88	$3.60
September 30	$7.13	$4.58	$4.91	$3.50
December 31	$5.18	$3.15	$4.90	$3.10

The closing sale price of our common stock as reported by The Nasdaq Stock Market on March 15, 2004 was $3.95.

The number of shareholders of record of our common stock as of March 15, 2004, was approximately 326.

We have never declared or paid cash dividends on our capital stock and we do not anticipate declaring or paying any cash dividends for the foreseeable future. We currently expect to retain all earnings, if any, for investment in our business.

Recent Sales of Unregistered Securities

There have been no securities sold by us within the last year that were not registered under the Securities Act.

Equity Compensation Plan Information

The following table sets forth number of shares of our common stock authorized for issuance under equity compensation plans as of December 31, 2003.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans, Warrants and Rights
Equity compensation plans approved by security holders	681,604	$12.83	629,833
Equity compensation plans not approved by security holders	—	—	—

Total	681,604	$12.83	629,833

Item 6. Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

(In thousands, except per share data)

Our selected financial data set forth below should be read in conjunction with our financial statements and accompanying notes appearing elsewhere in this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The historical statements of operations data for the years ended December 31, 2001, 2002 and 2003, and the historical balance sheet data as of December 31, 2002 and 2003 are derived from, and are qualified by reference to, our financial statements that are included herein, which have been audited by PricewaterhouseCoopers LLP. The historical statement of operations data for the years ended December 31, 1999 and 2000 and the balance sheet data as of December 31, 1999, 2000 and 2001 are derived from our audited financial statements not included in this report. Historical results are not necessarily indicative of results to be expected in the future.

	Year Ended December 31,
	1999	2000	2001	2002	2003
Statement of Operations Data:
Revenues:
License fees and other professional services	$690	$6,297	$6,981	$6,521	$6,634
E-commerce	3,192	45,407	16,230	—	—	(a)

Total revenues	3,882	51,704	23,211	6,521	6,634

Cost of revenues
License fees and other professional services	449	3,841	5,116	7,243	5,486
E-commerce	2,977	44,392	15,393	—	—	(a)

Total cost of revenues	3,426	48,233	20,509	7,243	5,486

Gross profit	456	3,471	2,702	(722)	1,148

Operating expenses:
Development	9,064	17,035	11,291	7,705	4,879	(b)
Sales and marketing	19,522	20,073	11,492	4,331	4,398	(b)
General and administrative	7,136	55,023	54,800	10,394	7,160
Purchased in-process research and development	—	700	—	—	—
Restructuring	—	2,202	10,650	2,900	1,282	(b)
Impairment of intangible assets	—	—	—	7,156	—

Total operating expenses	35,722	95,033	88,233	32,486	17,719

Operating loss	(35,266)	(91,562)	(85,531)	(33,208)	(16,571)
Net other income	1,869	7,149	2,694	947	429

Loss before income taxes, discontinued operations and cumulative effect of accounting change	(33,397)	(84,413)	(82,837)	(32,261)	(16,142)
Income tax benefit	219	66	—	—	—

Loss from continuing operations before cumulative effect of accounting change	(33,178)	(84,347)	(82,837)	(32,261)	(16,142)
Loss from discontinued operations	—	—	—	(270)	(448)
Cumulative effect of accounting change for impairment of goodwill	—	—	—	(38,257)	—

Net loss	(33,178)	(84,347)	(82,837)	(70,788)	(16,590)
Accretion of mandatorily redeemable preferred stock	(79,289)	—	—	—	—

Net loss available to common stockholders	$(112,467)	$(84,347)	$(82,837)	$(70,788)	$(16,590)

Net loss per common share—basic and diluted:
From continuing operations before cumulative effect of accounting change	$(135.72)	$(22.40)	$(21.48)	$(8.22)	$(4.23)
Loss from discontinued operations	—	—	—	(0.07)	(0.12)
Cumulative effect of accounting change	—	—	—	(9.74)	—

Net loss per common share—basic and diluted	$(135.72)	$(22.40)	$(21.48)	$(18.03)	$(4.35)

Weighted average common shares outstanding—basic and diluted	829	3,766	3,856	3,926	3,813

Balance Sheet Data:
Cash and cash equivalents	$98,126	$20,163	$25,370	$11,460	$13,128
Working capital	119,983	55,473	34,031	18,279	9,522	(a), (b)
Total assets	156,902	203,193	115,926	47,839	31,881
Long-term liabilities	1,257	1,524	1,188	1,863	2,313
Stockholders’ equity	149,819	187,125	107,186	37,223	19,625

(a)	We began recording revenues from e-commerce transactions on a net basis (i.e., as an agent) as of May 1, 2001. Subsequently during 2001, the e-commerce transaction processing business was transitioned to a software and related services business model. See Revenue Recognition in Note 2 to our financial statements.
(b)	In November 2000, June 2001 and January 2003, we implemented restructuring plans that would eliminate certain unprofitable business lines and over one-half of our employees located in the U.S. (see Note 16).

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

Some of the statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report contain forward-looking information. You can identify these statements by forward-looking words such as “expect,” “anticipate,” “believe,” “goal,” “plan,” “intend,” “estimate,” “predict,” “project,” “potential,” “continue,” “may,” “will,” and “should” or similar words. They include statements concerning:

•	our strategic goals;

•	future sales opportunities;

•	future growth of the Supplier Relationship Management market;

•	expansion of our product and service offerings;

•	future sources of revenues;

•	future development expenses;

•	future sales and marketing expenses;

•	future general and administrative expenses;

•	future non-cash stock-based customer acquisition costs;

•	future operating expenses;

•	future interest income;

•	future cash flows;

•	future operating losses;

•	future licensing of software from third parties;

•	future effects of our contractual obligations and other off-balance sheet arrangements;

•	future revenue from a limited number of large customers;

•	the length of our sales cycle;

•	the sufficiency of our current facilities;

•	our international expansion;

•	results of our marketing efforts;

•	future competition;

•	future acquisition activity;

•	future payment of dividends; and

•	the adequacy of our existing liquidity and capital resources.

You should be aware that these statements are subject to known and unknown risks, uncertainties and other factors, including those discussed in the section entitled “Factors That May Affect Future Results,” that could cause the actual results to differ materially from those suggested by the forward-looking statements.

Overview

SciQuest provides on-demand supplier relationship management solutions that integrate organizations with their suppliers to enable comprehensive spend management. Spend management is the ability to view and analyze all spending across an enterprise, thereby providing greater insight into purchasing functions and giving an organization control and visibility to allow it to manage spending more effectively. SciQuest’s suite of modular applications helps companies to automate the spend management process. These solutions facilitate a company’s purchasing functions by reducing redundant tasks throughout the cycle of finding, acquiring and managing goods, which can result in increased efficiency, reduced cost and increased insight into an organization’s buying patterns. SciQuest’s solutions are targeted for the life sciences and higher education markets.

We were incorporated in November 1995 and commenced operations in January 1996. During 1996, we focused on developing our business model and the required technology. We did not begin to recognize any revenues until 1997. We launched our public e-commerce marketplace in 1999. Beginning with our acquisition of EMAX Solution Partners, Inc. (“EMAX”) in 2000, we have offered software products to the scientific products industry. In 2001, we ceased our order-processing services as we focused on providing software products and services.

We are continually evaluating our product offerings with regard to meeting our customers’ requirements and to acceptance in the marketplace. Also, we review the current and long-term profitability of each product. Our investment in each product is dependent upon its profitability potential. Periodically, we will decide to increase or decrease the investment, or even divest a product, based upon these reviews and analyses. Accordingly, in March 2003 we refocused our expenditures to support our procurement platform. As a result, we reduced costs in other areas. These cost reductions resulted in the elimination of approximately 50 full-time positions. In addition, we sold the Textco business unit to its original owners in the second quarter of 2003. During the third quarter of 2003, we also divested our interests in the BioSupplyNet and Groton NeoChem products.

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

Revenues consist of (1) sales of subscriptions to our hosted e-procurement solutions and materials management solutions, (2) sales of software licenses and fees for implementation, customization and maintenance services related to these software licenses, (3) sales of scientific products in e-commerce transactions originating on our web sites (from 1999 through 2001), (4) sales of scientific equipment (during 2000), (5) advertising revenues from our web sites, and (5) advertising revenues from the BioSupplyNet Source Book (through 2003), an annual catalog of industry suppliers. We expect that sales of subscriptions to our hosted e-procurement solutions and materials management solutions, software licenses and fees for implementation, customization and maintenance services related to these software licenses will be the primary sources of revenues in future periods.

We sell subscriptions to our hosted e-procurement solutions and materials management solutions. The implementation services and the total subscription fees are recognized ratably over the term of the agreement. We realize revenue from the sale of licenses to our delivered software products, the implementation and customization of our software products and the sale of maintenance and support contracts. We recognize revenues from the sale of licenses to our software products and implementation and customization that are deemed to be essential to the functionality of these software products, on a percentage-of-completion basis over the period of the customization and implementation services, which generally ranges from three to nine months. We recognize revenues from the sale of maintenance and support contracts ratably over the period of the maintenance and support agreements, which is typically twelve months. Revenues from the sale of standardized versions of software are recognized upon customer acceptance in accordance with Statement of Position 97-2, “Software Revenue Recognition.”

Advertising revenues are recognized ratably over the period in which the advertisement is displayed. Revenues from advertising included in the Source Book are recognized at the date the Source Book is published and distributed, which historically has been in the second quarter of the fiscal year. During 2003, we divested our investment in the net assets related to BioSupplyNet (including the Source Book), Groton NeoChem and Textco, Inc. As a result, we do not anticipate earning significant future revenue from advertising related to web sites or printed catalogues.

Restructuring

As part of a restructuring program announced in the first and second quarters of 2001, we reduced the number of full-time employees by approximately 100 and 130 people, respectively. The second quarter reduction was part of a restructuring program announced in June 2001, which included charges of approximately $1.6 million for separation benefits to those affected employees, $6.7 million of asset writedowns and approximately $2.4 million of other costs and lease obligations relating to the unprofitable business lines to be eliminated. Due to the additional excess occupancy costs resulting from both an increase in the amount of unutilized rental space and an increase in the estimated number of months before receiving anticipated sublease proceeds because of the depressed local commercial real estate markets, we reevaluated the 2001 provision for excess office capacity and increased the charge for restructuring by $2.9 million during 2002.

During the first quarter of 2003, we began refocusing resources to support our procurement product platform and reducing costs in other areas, which resulted in a reduction of approximately 50 full-time positions through attrition and elimination by the end of the second quarter of 2003. The restructuring expense of $380,000 in the first quarter of 2003 represents the recognition of severance expense covering the 36 full-time positions that were eliminated. As a result of this restructuring, additional excess office space was identified. The associated additional excess lease cost of $650,000 was charged to restructuring expense in the second quarter of 2003. In addition, $140,000 was charged to restructuring expense in the third quarter of 2003 to reflect the actual terms of a sublease agreement signed during the third quarter that was previously estimated to begin at an earlier date. During the fourth quarter of 2003, $112,000 was charged to restructuring expense to reflect the adjusted terms of a sublease agreement resulting from bankruptcy proceedings of the subleasee.

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

During the second half of 2001, we finalized the process of transitioning our business from an order-processing services model to a software and related services business model. Thus the level of e-commerce transactions was reduced and eventually eliminated during the last half of 2001.

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

Allowance for doubtful accounts. We bear all risk of loss on credit sales of products, licenses and professional services. The allowance for doubtful accounts at December 31, 2003 represents approximately 12% of total gross accounts receivable. Management’s estimate is developed from analysis of each individual customer account. Based on current economic conditions and historical experience, we believe that the allowance is adequate. However, if general economic conditions worsen, it could negatively impact the ability of customers to pay their obligations to us.

Deferred customer acquisition costs. Deferred customer acquisition costs relate to common stock warrants given to several key suppliers and buyers of scientific products. The amount of deferred customer acquisition costs is and will be adjusted in each reporting period based on changes in the fair value of the underlying common stock until the warrants are fully vested and non-forfeitable. Deferred customer acquisition costs will be amortized as a non-cash charge to sales and marketing expense over the term of the related contractual relationship using a cumulative catch-up method. The terms of the contractual relationships range from three to five years. The value of these warrants is adjusted each reporting period based upon the closing trading price of our common stock at each balance sheet date. As discussed above, changes in our closing trading price from one reporting period to the next will affect our amortization of these costs, and consequently, our results of operations. Because the amortization of these costs is dependent upon the trading price of our common stock, we cannot predict the future impact of this amortization on our results from operations. However, due to the reduced number of warrants outstanding as of December 31, 2003, we do not anticipate the amortization in future periods to be material.

Restructuring. As noted above, we previously announced two restructuring programs in prior years and one in the current year involving exiting certain unprofitable business lines. Various estimates developed from assumptions are involved in calculating the restructuring charges, especially related to lease obligations. Generally accepted accounting principles require that continuing lease obligations no longer providing economic benefit be calculated and offset by estimated sublease proceeds obtainable for the property. Estimating the potential sublease proceeds is dependent upon our ability to predict general and local economic market conditions.

Due to the additional excess occupancy costs resulting from both an increase in the amount of unutilized rental space and an increase in the estimated number of months before receiving anticipated sublease proceeds because of the depressed local commercial real estate markets, we reevaluated the 2001 provision for excess office capacity and increased the charge for restructuring by $2.9 million during 2002. As a result of a 2003 restructuring, additional excess office space was identified. The associated additional excess lease cost of $650,000 was charged to restructuring expense in the second quarter of 2003. In addition, $140,000 was charged to restructuring expense in the third quarter of 2003 to reflect the actual terms of a sublease agreement signed during the third quarter that was previously estimated to begin at an earlier date. During the fourth quarter of 2003, $112,000 was charged to restructuring expense to reflect the adjusted terms of a sublease agreement resulting from bankruptcy proceedings of the subleasee.

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

We adopted Statement of Financial Accounting Standards No. 142, “Goodwill and other Intangible Assets” (“SFAS No. 142”) effective January 1, 2002. This statement addresses accounting and reporting for acquired goodwill and intangible assets. In accordance with the transitional provisions of SFAS No. 142, we determined that the carrying value of goodwill and related assets exceeded their fair value. As a result, we recognized a charge to income of $38,257,357 ($9.74 per share), as the cumulative effect of a change in accounting principle during the first quarter of 2002. As of the end of each period presented, all of our intangible assets had definitive lives and were being amortized accordingly.

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

Gross versus net e-commerce revenues presentation. As noted above, prior to May 1, 2001, we took legal title to the products that we purchased from our suppliers and that in turn, were sold to customers in e-commerce transactions. Because we were the primary obligor in these transactions, we recorded the revenue on a gross basis, whereby we recorded the price at which we sold the products to the customer as gross revenue and the amount we paid the supplier was recorded as cost of sales. Subsequent to May 1, 2001, when we stopped taking legal title to the product, we were no longer the primary obligor. Instead, we acted as an agent on behalf of the customer, and title passed directly from the supplier to the customer. Therefore, we no longer recorded the transaction revenue on a gross basis. For each sale, we recognized revenue in the amount of the net commission that we earned for processing the transaction. In addition, during 2001, we completed the transition away from the e-commerce transaction processing business model. As a result of the above, we recognized no revenues from e-commerce transactions after 2001.

Results of Operations

The following table sets forth certain operating data as a percentage of total revenues for the periods indicated.

	2001	2002	2003
Statement of Operations Data:
Revenues:
License fees and other professional services	30.1%	100.0%	100.0%
E-commerce	69.9	—	—

	100.0	100.0	100.0

Cost of revenues:
License fees and other professional services	22.0	111.1	82.7
E-commerce	66.4	—	—

	88.4	111.1	82.7

Gross profit:
License fees and other professional services	8.1	(11.1)	17.3
E-commerce	3.5	—	—

	11.6	(11.1)	17.3

Operating expenses:
Development	48.6	118.1	73.6
Sales and marketing	49.5	66.4	66.3
General and administrative	236.1	159.4	107.9
Restructuring	45.9	44.5	19.3
Impairment of intangible assets	—	109.7	—

Total operating expenses	380.1	498.1	267.1

Operating loss	(368.5)	(509.2)	(249.8)
Net other income	11.6	14.5	6.5

Loss from continuing operations before cumulative effect of accounting change	(356.9)	(494.7)	(243.3)
Loss from discontinued operations	—	(4.1)	(6.8)
Cumulative effect of accounting change for impairment of goodwill	—	(586.7)	—

Net loss	(356.9)%	(1,085.5)%	(250.1)%

Year Ended December 31, 2003 and 2002

Revenues

Revenues for the years ended December 31, 2003 and 2002 have been derived primarily from the subscriptions to our hosted e-procurement and materials management solutions and from the sale of licenses to our software products and the implementation and customization of our software products.

During the years ended December 31, 2003 and 2002, we recognized $6.6 million and $6.5 million, respectively, of revenue from fees from licenses and other professional services. These amounts include revenue related to advertising sold in the BioSupplyNet Source Book of $230,000 and $410,000, respectively, which is recorded annually when the Source Book is published. This decrease in the Source Book revenue is the result of lower levels of advertising sales due to reduced advertising budgets of the suppliers who normally purchase such advertising. The remaining revenue from fees from licenses and other professional services for the year ended December 31, 2003 increased to $6.4 million from $6.1 million for the year ended December 31, 2002.

During the year ended December 31, 2003, one customer accounted for 20% of gross revenues. There can be no assurance that this customer will continue to purchase at this level.

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

Cost of revenues for license fees and other professional services for the years ended December 31, 2003 and 2002 was $5.5 million and $7.2 million, respectively, of which $3.0 million and $4.5 million, respectively, related to the amortization of acquired and capitalized software development costs. Also included in the cost of revenues for license fees and other professional services were the costs related to the BioSupplyNet Source Book of $200,000 and $190,000, during the years ending December 31, 2003 and 2002, respectively. The remaining cost of revenues for licenses and other professional services for the year ended December 31, 2003 decreased to $5.3 million from $7.1 million for the year ended December 31, 2002, primarily due to reduced amortization of acquired and capitalized software development costs.

Gross Profit

Gross profit increased to $1.1 million for the year ended December 31, 2003 from $(0.7) million for the year ended December 31, 2002. Gross profit from licenses and professional fees included gross profit from the BioSupplyNet Source Book of $30,000 and $220,000, during the year ended December 31, 2003 and 2002, respectively. The remaining gross profit for licenses and other professional services for the year ended December 31, 2003 increased to $1.1 million from $(0.9) million for the year ended December 31, 2002. This increase is primarily attributable to the decrease in amortization of acquired and capitalized software development costs relating to technology added from recent acquisitions and our Enterprise Substance Manager software to $3.0 million for the year ended December 31, 2003 from $4.5 million for the year ended December 31, 2002.

Operating Expenses

Development Expenses. Development expenses consist primarily of personnel and related costs to develop, operate and maintain our software, aggregate data and the amortization of capitalized development costs. Development costs decreased to $4.9 million for the year ended December 31, 2003 from $7.7 million for the year ended December 31, 2002. In 2002 and 2003, we began refocusing our development expenditures to our procurement and materials management product platform. As a result, this decrease is attributable to the reduction in development expenses in areas other than our procurement and materials management product platform. During the years ended December 31, 2003 and 2002, we capitalized approximately $2.0 million and $2.2 million, respectively, of certain costs related to software and hosted application development projects. We expect our development expenses to be comparable in 2004 as compared to 2003.

Included in development expenses is the amortization of non-cash stock-based employee compensation expense, which totaled approximately $64,000 and $280,000 for the years ended December 31, 2003 and 2002, respectively. This is primarily due to stock options that had been issued to employees with exercise prices less than fair value on the date of grant since December 31, 1999. Deferred compensation recorded due to the issuance of such stock options is charged to stock-based employee compensation expense over the vesting term of the options. The number of such stock options has been reduced due to past headcount reductions, resulting in reduced non-cash expense.

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of operating expenses such as salaries and other related costs for sales and marketing personnel, travel expenses, public relations expenses and marketing materials as well as amortization of non-cash stock-based customer acquisition costs. Total sales and marketing expenses increased to $4.4 million for the year ended December 31, 2003 from $4.3 million for the year ended December 31, 2002. This increase resulted primarily from a credit of $(393,000) in 2002 related to the non-cash stock-based customer acquisition costs described below compared to a charge of $7,000 in 2003. Apart from this credit in 2002, the remaining expenses decreased primarily from a reduction in the number of sales and marketing personnel to market certain products and services.

Stock-based customer acquisition costs represent the amortization of deferred customer acquisition costs that were initially recorded in November 1999 upon the issuance of common stock warrants to key suppliers and customers. The value of these warrants is adjusted each reporting period based upon the closing trading price of our common stock at each balance sheet date. Decreases in our closing trading price from one reporting period to the next will likely result in a benefit, and increases in our closing trading price will likely result in charges to expense. Because the amortization of these costs is dependent upon the trading price of our common stock, the future amounts of this amortization will vary based on trading price fluctuations. During 2001 and the second half of 2002, the majority of these warrants were cancelled. Non-cash stock-based customer acquisition costs (benefit) for the year ended December 31, 2003 increased to approximately $7,000 from $(393,000) for the year ended December 31, 2002 and are expected to be minimal in the future due to the reduced number of warrants outstanding.

Also included in sales and marketing expense is the amortization of non-cash stock-based employee compensation expense, which totaled approximately $0 and $48,000 for the years ended December 31, 2003 and 2002, respectively. This is primarily due to stock options that had been issued to employees in our sales and marketing departments with exercise prices less than fair value on the date of grant. Deferred compensation recorded due to the issuance of such stock options is charged to stock-based employee compensation expense over the vesting term of the options. The number of such stock options has been reduced due to the recent headcount reductions, resulting in reduced non-cash expense.

We expect our sales and marketing expenses in 2004 to increase slightly compared to 2003, as we increase the focus of our sales and marketing efforts on our procurement product platform.

General and Administrative Expenses. General and administrative expenses consist primarily of personnel and related costs for our general corporate functions, including finance, accounting, legal, human resources, investor relations, facilities as well as the amortization of intangibles and non-cash stock-based employee compensation. Total general and administrative expenses decreased to $7.2 million for the year ended December 31, 2003 from $10.4 million for the year ended December 31, 2002.

Amortization of intangible assets decreased to approximately $73,000 from $1.8 million during the year ended December 31, 2003 and 2002, respectively. The 2002 amortization of $1.8 million related primarily to our March 2000 acquisition of EMAX Solutions. There was no amortization of intangible trademark assets during the year ended December 31, 2003 as a result of the discontinuance of the EMAX trademarks as discussed in Note 7 of the Consolidated Financial Statements.

Also included in general and administrative expenses is the amortization of non-cash stock-based employee compensation expense, which totaled $16,000 and $51,000 for the years ended December 31, 2003 and 2002, respectively. This is primarily due to stock options that had been issued to employees within our general corporate functions with exercise prices less than fair value on the date of grant. Deferred compensation recorded due to the issuance of such stock options is charged to stock-based employee compensation expense over the vesting term of the options. The number of such stock options has been reduced due to past headcount reductions, resulting in reduced non-cash expense.

We expect general and administrative expenses to be slightly lower in 2004 compared to the 2003 total due to the higher level of personnel employed during the first part of 2003.

Restructuring. During the first quarter of 2003, we began refocusing resources to support our procurement product platform and reducing costs in other areas, which resulted in an elimination of approximately 50 full-time positions by the end of the second quarter of 2003. This reduction in personnel resulted in the recognition of severance expense and additional excess office space. Also during 2003, new subleases and adjustments to previous subleases resulted in adjustments to the restructuring liability and charges to restructuring expense.

As part of a restructuring program announced in June 2001, the restructuring charge included approximately $2.4 million of other costs and lease obligations relating to the unprofitable business lines to be eliminated. During 2002, the restructuring was completed except for the lease obligations. Due to the additional excess occupancy costs resulting from both an increase in the amount of unutilized rental space and an increase in the estimated number of months before receiving anticipated sublease proceeds because of the depressed local commercial real estate markets, we reevaluated the 2001 provision for excess office capacity and increased the charge for restructuring by $2.9 million during 2002.

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

In March 2000, we acquired all of the outstanding common and preferred stock of EMAX Solutions and allocated $22,000,000 of the purchase price to trademarks. Subsequently, we were amortizing the value of the trademarks to expense over a three-year period. During the first quarter of 2002, we discontinued utilizing the EMAX trademarks and, accordingly, determined that the carrying value of the trademarks had been impaired. As a result, we recognized a charge to income of $7,155,914, the unamortized balance at March 31, 2002, ($1.84 per share) in the first quarter of 2002 (see Note 7 of the Notes to the Consolidated Financial Statements for additional discussion). There were no impairments of other intangible assets during the year ended December 31, 2003.

Other Income (Expense)

Other income (expense) primarily consists of interest income earned on cash deposited in money market accounts and other short and long-term investments partially reduced by interest expense incurred on capital lease and debt obligations. Net other income (expense) decreased to approximately $429,000 for the year ended December 31, 2003 from approximately $947,000 for the year ended December 31, 2002. This decrease was primarily from reduced interest income resulting from our use of cash and investments to fund operations during 2002 and 2003 as well as a reduction in interest rates between the comparative periods. We expect net interest income to continue to be lower in 2004 than in 2003.

Loss from Discontinued Operations

During the second quarter of 2003, we sold Textco, Inc. As a result, we reclassified previously reported revenue and expense items from the respective lines in the Statement of Operations to Loss from Discontinued Operations.

The loss from operations was approximately $201,000 during the year ended December 31, 2003 compared to $270,000 during the year ended December 31, 2002. Revenues were approximately $244,000 and $700,000 for the year ended December 31, 2003 and 2002, respectively. The reduction in revenue is partially due to operating the business for only five months during 2003 as well as a significant sale during the second quarter of 2002 in the pharmaceutical industry. In addition, we recognized a loss on the sale of the unit of approximately $247,000 in the second quarter of 2003.

Cumulative Effect of Accounting Change

We adopted Statement of Financial Accounting Standards No. 142, “Goodwill and other Intangible Assets” (“SFAS No. 142”) effective January 1, 2002. This statement addresses accounting and reporting for acquired goodwill and intangible assets. In accordance with the transitional provisions of SFAS No. 142, we determined that the carrying value of goodwill and related assets exceeded their fair value. As a result, we recognized a charge to income of $38,257,357 ($9.74 per share) of goodwill impairment as the cumulative effect of a change in accounting principle during the first quarter of 2002. There was no cumulative effect of accounting change during the year ended December 31, 2003.

Net Loss

Net loss decreased to $16.6 million for the year ended December 31, 2003 from $70.8 million for the year ended December 31, 2002. The reduction in net loss was primarily due to not incurring any impairment of intangibles or cumulative effect of accounting change for goodwill impairment of $7,155,914 and $38,257,357, respectively, as had occurred during the year ended December 31, 2002.

Year Ended December 31, 2002 and 2001

Revenues

Revenues for the years ended December 31, 2002 and 2001 have been derived primarily from the sale of licenses to our software products, the implementation and customization of our software products and, during 2001, from the sale of scientific products and scientific equipment in e-commerce transactions.

During the years ended December 31, 2002 and 2001, we recognized $6.5 million and $7.0 million, respectively, of revenue from fees from licenses and other professional services. These amounts include revenue related to advertising sold in the BioSupplyNet Source Book of $410,000 and $650,000, respectively, which is recorded annually when the Source Book is published.

E-commerce transaction revenues were $16.2 million for the year ended December 31, 2001. As we previously discussed, effective May 1, 2001, we stopped taking legal title to products we purchased from our suppliers and, in turn, sold to our customers. As a result, for products sold after May 1, 2001, we recorded revenue as the net commission that we earned for processing the transaction. Therefore, revenues for the year ended December 31, 2001 were composed of sales prior to May 1, 2001, totaling $15.7 million, which were recorded on a gross basis and $0.5 million representing the commissions earned on transactions processed after May 1, 2001. The total value of scientific product transactions processed during the year ended December 31, 2001 was $25.7 million. There were no e-commerce transaction revenues in 2002.

During the year ended December 31, 2002, two customers accounted for 20% and 13%, respectively, of gross revenues. There can be no assurance that these customers will continue to purchase at these levels.

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

Cost of revenues for license fees and other professional services for the years ended December 31, 2002 and 2001 were $7.2 million and $5.1 million, respectively, of which $4.5 million and $2.7 million, respectively, related to the amortization of capitalized software development costs. Also included in the cost of revenues for license fees and other professional services were the costs related to the BioSupplyNet Source Book of $190,000 and $290,000, during the years ending December 31, 2002 and 2001, respectively.

Cost of e-commerce revenues was $15.4 million for the year ended December 31, 2001. We discontinued our order-processing services during the second half of 2001. Therefore, there were no costs of e-commerce revenues in 2002.

Gross Profit

Gross profit decreased to $(0.7) million for the year ended December 31, 2002 from $2.7 million for the year ended December 31, 2001.

Gross profit from licenses and professional fees was $(0.7) million and $1.9 million for the years ended December 31, 2002 and 2001, respectively, of which $(0.9) million and $1.5 million, respectively, related to license fees and $220,000 and $360,000, respectively, were derived from the Source Book. The reduction in gross margin is primarily attributable to increased amortization of acquired and capitalized software development costs due to technology added from recent acquisitions and our Enterprise Substance Manager software.

Gross profit on the sale of e-commerce revenues was $0.8 million for the year ended December 31, 2001, which represented approximately a 5.2% gross profit. There were no sales of scientific products in 2002.

Operating Expenses

Development Expenses. Development expenses consist primarily of personnel and related costs to develop, operate and maintain our software, aggregate data and the amortization of capitalized development costs. Development costs decreased to $7.7 million for the year ended December 31, 2002 from $11.3 million for the year ended December 31, 2001. This decrease resulted from decreased expenses required to develop our e-commerce fulfillment system and list suppliers’ products on our web sites as we transitioned out of the order processing business model. We reduced our development costs related to our e-commerce business as we focused on selling software and services. During the years ended December 31, 2002 and 2001, we capitalized approximately $2.3 million and $6.2 million, respectively, of certain costs related to software and web site development projects.

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

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, travel expenses, public relations expenses and marketing materials. Sales and marketing expenses decreased to

$4.3 million for the year ended December 31, 2002 from $11.5 million for the year ended December 31, 2001. This decrease resulted primarily from reducing the number of sales and marketing personnel to market our products and services and from reducing advertising and promotion expenses for our e-commerce marketplace and from a credit of $(0.4) million related to the non-cash stock-based customer acquisition costs described below. Sales and marketing expenses for years ended December 31, 2002 and 2001 include $0.1 million and $0.2 million, respectively, of amortization of non-cash stock-based employee compensation. Also included in sales and marketing expenses for the years ended December 31, 2002 and 2001 is amortization (benefit) expense of non-cash stock-based customer acquisition costs of ($0.4) million and $2.1 million, respectively.

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

General and Administrative Expenses. General and administrative expenses consist primarily of personnel and related costs for our general corporate functions, including finance, accounting, legal, human resources, investor relations, facilities as well as amortization of intangibles and non-cash stock-based employee compensation. General and administrative expenses decreased to $10.4 million for the year ended December 31, 2002 from $54.8 million for the year ended December 31, 2001. General and administrative expenses in 2001 includes amortization of goodwill and other intangible assets of $39.6 million, as compared to $1.8 million of amortization of other intangible assets in 2002, relating primarily to our March 2000 acquisition of EMAX. There was no goodwill amortization during 2002 as a result of the change in accounting for goodwill as discussed in Note 7 of the Consolidated Financial Statements. As a result of the discontinued use of the EMAX trademarks, only $1.8 million of the related amortization was recorded in 2002 as discussed in Note 7 of the Consolidated Financial Statements. General and administrative expenses also include a charge of $0.1 million and $0.5 million relating to non-cash stock-based employee charges in the years ended December 31, 2002 and 2001, respectively. General and administrative expenses before these non-cash charges decreased by $6.2 million, primarily due to reduced personnel.

Restructuring. In June 2001, we announced a restructuring of our business to essentially eliminate outsourced procurement services. The restructuring included the elimination of certain unprofitable business lines and a resultant reduction in workforce of approximately half of the employees located in the United States. The total restructuring charge in 2001 was $10.7 million and included approximately $1.6 million for employee separation benefits, $6.7 million of assets and approximately $2.4 million of other costs and lease obligations relating to the unprofitable business lines to be eliminated. During 2002, we increased the charge for restructuring by $2.9 million to reflect the additional excess occupancy costs we anticipated incurring until we are able to sublet the excess office space.

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

In March 2000, we acquired all of the outstanding common and preferred stock of EMAX and allocated $22,000,000 of the purchase price to trademarks. Subsequently, we were amortizing the value of the trademarks to expense over a three-year period. During the first quarter of 2002, we discontinued utilizing the EMAX trademarks and, accordingly, determined that the carrying value of the trademarks had been impaired. As a result, we recognized a charge to income of $7,155,914, the unamortized balance at March 31, 2002, ($1.84 per share) in the first quarter of 2002 (see Note 7 of the Consolidated Financial Statements for additional discussion).

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

The loss from operations was $270,000 during the year ended December 31, 2002. Revenues were approximately $700,000 for the year ended December 31, 2002. Since Textco, Inc. was not acquired until February 2002, there were no revenues or discontinued operations to report for the year ended December 31, 2001.

Cumulative Effect of Accounting Change

We adopted Statement of Financial Accounting Standards No. 142, “Goodwill and other Intangible Assets” (“SFAS No. 142”) effective January 1, 2002. This statement addresses accounting and reporting for acquired goodwill and intangible assets. In accordance with the transitional provisions of SFAS No. 142, we determined that the carrying value of goodwill and related assets exceeded their fair value. As a result, we recognized a charge to income of $38,257,357 ($9.74 per share) of goodwill impairment as the cumulative effect of a change in accounting principle during the first quarter of 2002.

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

	Quarter Ended
	2002				2003
	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31
Revenues	$1,622	$1,776	$1,531	$1,592	$1,688	$1,830	$1,491	$1,625
Costs of revenues	1,513	2,105	1,853	1,772	1,843	1,478	1,169	996

Gross profit	109	(329)	(322)	(180)	(155)	352	322	629

Operating expenses:
Development	1,875	2,037	2,247	1,546	1,350	1,174	1,147	1,208
Sales and marketing	1,805	(76)	1,183	1,419	1,253	962	1,010	1,173
General and administrative	3,843	1,738	2,038	2,775	2,365	1,912	1,495	1,388
Restructuring	—	—	—	2,900	380	650	140	112
Impairment of intangible assets	7,156	—	—	—	—	—	—	—

Total operating expenses	14,679	3,699	5,468	8,640	5,348	4,698	3,792	3,881

Operating loss	(14,570)	(4,028)	(5,790)	(8,820)	(5,503)	(4,346)	(3,470)	(3,252)
Net other income	295	284	200	168	142	100	80	107

Loss from continuing operations before cumulative effect of accounting change for goodwill	(14,275)	(3,744)	(5,590)	(8,652)	(5,361)	(4,246)	(3,390)	(3,145)
Income (loss) from discontinued operations	(48)	62	(128)	(156)	(90)	(358)	—	—
Cumulative effect of accounting change for goodwill	(38,257)	—	—	—	—	—	—	—

Net loss	$(52,580)	$(3,682)	$(5,718)	$(8,808)	$(5,451)	$(4,604)	$(3,390)	$(3,145)

Net loss per common share—basic and diluted:
From continuing operations before cumulative accounting change	$(3.69)	$(0.96)	$(1.41)	$(2.18)	$(1.37)	$(1.11)	$(0.90)	$(0.84)
Income (loss) from discontinued operations	(0.01)	0.02	(0.03)	(0.04)	(0.02)	(0.09)	—	—
Cumulative effect of accounting change	(9.89)	—	—	—	—	—	—	—

Net loss per common share—basic and diluted	$(13.59)	$(0.94)	$(1.44)	$(2.22)	$(1.39)	$(1.20)	$(0.90)	$(0.84)

Weighted average common shares outstanding-basic and diluted	3,868	3,901	3,965	3,966	3,922	3,837	3,750	3,744

We have a limited operating history upon which to evaluate our business and to predict revenues and plan operating expenses. We expect our quarterly operating results to vary significantly in the future due to a variety of factors, many of which are outside our control.

Liquidity and Capital Resources

We have primarily funded our operations through private placements of our preferred stock during 1998 and 1999 and our initial public offering, which closed in November 1999. As of December 31, 2003, we had total cash and investments of $19.3 million, which is comprised of cash and cash equivalents of $13.1 million, short-term investments of $2.3 million and long-term investments of $3.9 million.

Cash used in operating activities was $9.3 million and $10.0 million during the years ended December 31, 2003 and 2002, respectively. Cash used in operating activities was principally for the development of our software solutions, our sales and marketing efforts and administration.

Cash provided (used) by investing activities during the years ended December 31, 2003 and 2002 was $11.2 million and $(3.1) million, respectively. Cash used in investing activities has primarily been comprised of purchases of investments in US government obligations, commercial paper and corporate bonds, purchases of computer equipment and the capitalization of certain costs associated with the development of our hosted applications and with the development of research software systems. Cash was primarily provided from the maturity of investments.

Cash used by financing activities during the years ended December 31, 2003 and 2002 was $0.2 million and $0.8 million, respectively. During 2003 and 2002, we repurchased 156,924 and 56,453 shares of its common stock for $0.6 million and $0.4 million, respectively. During the years ended December 31, 2003 and 2002, we received approximately $40,000 and $149,000, respectively, in proceeds from exercises of stock options and warrants and from purchases under the employee stock purchase plan.

During September 2003, we negotiated a modification and extension of our revolving line of credit with an increased commitment amount of $3.5 million. The line, which has a balance of $2,312,833 at December 31, 2003, is due on January 3, 2006. Interest is payable monthly at the lender’s prime rate (4.0% at December 31, 2003). The loan commitment is collateralized with restricted investments in the amount of $3,889,000 at December 31, 2003. The funds are available for working capital uses and no other significant conditions are applicable.

During September 2003, we subleased approximately 30% of our Newtown Square, Pennsylvania office facility. The sublease will reduce our rent costs by approximately $1.5 million over the next 7.5 years.

Over the last 24 months we have incurred cumulative operating losses of $49.8 million and used $19.3 million of cash in operations. We have reduced our spending to an average of $2.4 million for net cash used in operating activities for each of the last ten quarters following our 2001 restructuring. Based on this spending level, adjusted for our anticipated additional capital needs, we believe that our existing cash and investments of $19.3 million at December 31, 2003 will be sufficient to satisfy our cash requirements for more than the next twelve months. However, lower than expected cash flows as a result of lower revenues or increased expenses could require us to raise additional capital in order to maintain our operations. There are significant uncertainties, based on recent economic conditions and our limited operating experience as a software and related services provider, as to whether debt or equity financing will be available if we are required to seek additional funds. Even if we are able to secure funds in the debt or equity markets, we may not be able to do so on terms that are favorable or acceptable to us. Any additional equity financing, if available, could result in substantial dilution to our existing stockholders.

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

Off-Balance Sheet Arrangements

Other than the contractual obligations described in the table below, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

In the normal course of business, we enter into various commitments that may require funds to settle our contractual obligations in the future. As discussed above, we have a revolving line of credit used for working capital needs that is classified as a long-term obligation. We have no capital leases, purchase obligations or other long-term liabilities at December 31, 2003. We have several operating leases that primarily relate to the rental of office space. These leases have various termination dates as discussed more fully in Note 12 of our Consolidated Financial Statements. Contractual obligations at December 31, 2003 are as follows:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-Term Debt Obligations	$2,312,833	$—	$2,312,833	$—	$—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	9,700,822	2,194,701	2,800,670	2,176,724	2,528,727
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities Reflected on the Balance Sheet	—	—	—	—	—

Total	$12,013,655	$2,194,701	$5,113,503	$2,176,724	$2,528,727

In September 2003, we renewed a partial guarantee of a $440,000 real estate loan to a co-founder secured with a certificate of deposit in the amount of $245,000. The loan bears interest at prime rate and becomes payable in full in September 2004. A payment by SciQuest would be necessary only if the co-founder defaulted on the loan and the liquidation of the real estate was insufficient to alleviate the full balance of the obligation. The transaction was approved unanimously by the Company’s Board of Directors, all of whom were disinterested with respect to this transaction

Related Party Transactions

In February 2002, we guaranteed an $80,000 loan for Mr. M. Scott Andrews, a member of the Board of Directors and co-founder. The loan bears interest at prime rate and becomes payable in full in February 2004. We have agreed to reimburse Mr. Andrews for interest paid on this loan. The transaction was approved by a majority of our disinterested directors. We reimbursed Mr. Andrews for interest payments totaling $3,768 and $2,842, respectively, for the years ended December 31, 2003 and 2002. Mr. Andrews repaid the entire loan in February 2004, and consequently we have been released from our guarantee on this loan arrangement.

The Sarbanes-Oxley Act of 2002 prohibits companies from extending credit or arranging for the extension of credit for any director or executive officer in the form of a personal loan. Credit arrangements that were in place prior to this act may be maintained, but not renewed. Accordingly, we are fully compliant with this act and did not renew our guarantee after the maturity of this loan.

New Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (“SFAS No. 146”). SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” (“EITF No. 94-3”). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This is in contrast to EITF 94-3, which required recognition of a liability upon an entity’s commitment to an exit plan. SFAS No. 146 concludes that a commitment, by itself, does not create a present obligation meeting the definition of a liability. This statement establishes fair value as the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have any material impact on our financial statements or results of operations.

        In November 2002, the Financial Accounting Standards Board issued Financial Accounting Series FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34” (“FIN No. 45”). FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements regarding its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The interpretive guidance incorporated without change from Interpretation 34 continues to be required for financial statements for fiscal years ending after June 15, 1981—the effective date of Interpretation 34. The adoption of FIN No. 45 did not have any impact on our financial statements or results of operations. The required disclosures as of December 31, 2003 are presented in Note 15 of the Consolidated Financial Statements.

        In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123” (“SFAS No. 148”) which amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. SFAS No. 148 amends Accounting Principles

Board Opinion No. 28, “Interim Financial Reporting,” to require prominent disclosure in interim financial information. The provisions of SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002 with the interim reporting provisions effective for reporting periods beginning after December 15, 2002. The adoption of SFAS No. 148 did not have any material impact on our financial statements or results of operations since we continue to utilize the provisions of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” rather than voluntarily change to the fair value based method. The required disclosures as of December 31, 2003 are presented in Note 2 of the Consolidated Financial Statements.

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

We incurred a net loss of $16.6 million for the year ended December 31, 2003. To date, we have not realized any profits, and as of December 31, 2003, we had an accumulated deficit of $293 million. We expect to incur substantial operating losses and continued negative cash flow from operations for the foreseeable future. In fact, we expect to continue generating losses through at least 2004. We may not be able to increase revenues sufficiently to achieve profitability.

Our future profitability and cash flows are dependent upon our ability to control expenses.

Our operating plan to achieve profitability is based upon estimates of our future expenses. For instance, we expect our development expenses in 2004 to be comparable to such expenses in 2003 while we expect our sales and market expenses to increase slightly in 2004 and our general and administrative expenses to decrease slightly in 2004. If our future expenses are greater than anticipated, our ability to achieve profitability when expected may be negatively impacted. In addition, greater than anticipated expenses may negatively impact our cash flows, which could cause us to expend our capital faster than anticipated. While we expect our existing capital to be sufficient for more than the next twelve months, lower than expected cash flows due to increased expenses could require us to raise additional capital or significantly reduce expenses in order to maintain our operations. There can be no assurance that we will be able to raise such funds on favorable terms, or at all. Also, a large percentage of our expenses are relatively fixed, which may make it difficult to reduce expenses significantly in the future.

Our future profitability and cash flows are also dependent upon our ability to achieve revenue growth.

Our operating plan to achieve profitability is based upon estimates of our revenues and assumes that we will achieve license fee and related revenues that substantially exceed historical levels. Our ability to achieve this projected revenue growth is largely dependent on the results of our sales efforts. We increased certain sales and marketing expenses in 2003 in an effort to increase our revenue generation. We cannot assure you that our sales force will be successful in achieving the sales levels required to achieve profitability. If our future revenues are less than anticipated, our ability to achieve profitability when expected may be negatively impacted. In addition, lower than anticipated revenues may negatively impact our cash flows, which could cause us to expend our capital faster than anticipated. While we expect our existing capital to be sufficient for more than the next twelve months, lower than expected cash flows as a result of lower revenues could require us to raise additional capital in order to maintain our operations. There can be no assurance that we will be able to raise such funds on favorable terms, or at all.

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

We expect that for the foreseeable future we will generate a significant portion of our revenues from a limited number of large customers. During the year ended December 31, 2003, one customer accounted for 20% of our total revenues. These large transactions are often non-recurring, making it difficult to predict future transactions. The failure of one or more large transactions to occur in any given period may materially and adversely affect our revenues for that period. If we lose any of our large customers or if we are unable to add new large customers, our revenues will not increase as expected. In addition, our reputation and brand name would be harmed.

This customer concentration may also increase our accounts receivable credit risk from time to time. The failure by any large customer to make payments when due would negatively impact our cash flows.

We are investing significantly in developing and acquiring new product and service offerings with no guarantee of success.

Expanding our product and service offerings is an important component of our business strategy. As such, we are expending a significant amount of our resources in these development and acquisition efforts. Any new offerings that are not favorably received by prospective customers could damage our reputation or brand name. Expansion of our services will require us to devote a significant amount of time and money and may strain our management, financial and operating resources. We cannot assure you that our development or acquisition efforts will result in commercially viable products or services. In 2003, for instance, we sold the Textco business unit to its original owners and divested our interests in the BioSupplyNet and Groton NeoChem products. In addition, we may bear development and acquisition costs in current periods that do not generate revenues until future periods, if at all. To the extent that we incur expenses that do not result in increased current or future revenues, our earnings may be materially and adversely affected.

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

We have acquired and intend to continue seeking opportunities to acquire complementary businesses. For example, we acquired EMAX in 2000, and HigherMarkets in 2002. An element of our strategy is to broaden the scope and content of our products and services through the acquisition of existing products, technologies, services and businesses. Acquisitions entail numerous risks, including:

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Our Chief Executive Officer and our Controller, who serves as our principal financial officer, have reviewed the effectiveness our company’s disclosure controls and procedures as of December 31, 2003 (the “Evaluation Date”). Based on this review, these officers believe that such disclosure controls and procedures as of the Evaluation Date were adequate to ensure that material information relating to our company, including its consolidated subsidiaries, is made known to management by others within the company and its consolidated subsidiaries. To these officers’ knowledge, there were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information concerning our executive officers can be found in Part I, Item 1, of this Form 10-K under the caption “Executive Officers” in accordance with Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K. Information regarding our directors is presented under the caption “Election of Directors” in our definitive proxy statement for the annual meeting of stockholders to be held on June 16, 2004, which will be filed with the Securities and Exchange Commission on or about April 29, 2004, and is incorporated herein by reference.

Item 11. Executive Compensation

Information in answer to Item 11 is presented under the caption “Compensation of Executive Officers and Other Information” excluding the information under the captions “Report of the Officer Compensation Committee on Executive Compensation” and “Stockholder Return Performance Graph” in our definitive proxy statement for the annual meeting of stockholders to be held on June 16, 2004, which will be filed with the Securities and Exchange Commission on or about April 29, 2004, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information in answer to Item 12 is presented under the caption “Stock Ownership” in our definitive proxy statement for the annual meeting of stockholders to be held on June 16, 2004, which will be filed with the Securities and Exchange Commission on or about April 29, 2004, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information in answer to Item 13 is presented in Part I, Item 7 of this Form 10-K under the caption “Related Party Transactions” in accordance with Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K. Information is also presented under the caption “Related Party Transactions” in our definitive proxy statement for the annual meeting of stockholders to be held on June 16, 2004, which will be filed with the Securities and Exchange Commission on or about April 29, 2004, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information in answer to Item 14 is presented under the caption “Ratification of Selection of Independent Auditors” in our definitive proxy statement for the annual meeting of stockholders to be held on June 16, 2004, which will be filed with the Securities and Exchange Commission on or about April 29, 2004, and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)     1. Financial Statements.

See the Index to Consolidated Financial Statements on page F-1 for a list of the financial statements filed herewith.

2. Financial Statement Schedules.

Not applicable.

3. List of Exhibits.

Exhibit Number	Description

3.1*	Second Amended and Restated Certificate of Incorporation of SciQuest.

3.2*******	Amendment to Second Amended and Restated Certificate of Incorporation of SciQuest.

3.3********	Amendment No. 2 to Second Amended and Restated Certificate of Incorporation of SciQuest.

3.4*	Amended and Restated Bylaws of SciQuest.

4.1*	See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws of SciQuest defining rights of the holders of Common Stock of SciQuest.

4.2*********	Specimen Stock Certificate.

10.1*	SciQuest Stock Option Plan dated as of September 4, 1997.

10.2*	Amendment No. 1 to SciQuest Stock Option Plan dated as of September 11, 1998.

10.3*	Amendment No. 2 to SciQuest Stock Option Plan dated as of February 26, 1999.

10.4*	Amendment No. 3 to SciQuest Stock Option Plan dated as of March 1, 1999.

10.5*	Amendment No. 4 to SciQuest Stock Option Plan dated as of August 27, 1999.

10.6*	Amendment No. 5 to SciQuest Stock Option Plan.

10.7*	SciQuest 1999 Stock Incentive Plan dated as of October 12, 1999.

10.8**	First Amendment to 1999 Stock Incentive Plan.

10.9**	Agreement and Plan of Merger and Reorganization between SciQuest, ESP Acquisition, Inc. and EMAX Solution Partners, Inc. dated March 13, 2000.

10.10**	SciQuest 2000 Employee Stock Purchase Plan.

10.11***	Second Amendment to 1999 Stock Incentive Plan.

10.12****	Form of Services Agreement.

10.13*****	Form of Master License and Services Agreement.

10.14*****	Executive Employment Agreement by and between SciQuest and Stephen J. Wiehe, dated February 5, 2002.

10.15******	Agreement and Plan of Merger, dated as of June 25, 2002, by and among SciQuest, HigherMarkets Acquisition, Inc. and HigherMarkets, Inc.

Exhibit Number	Description

10.16*	Lease Agreement by and between Duke-Weeks Realty Limited Partnership and SciQuest dated as of October 19, 1999.

10.17*******	Lease Agreement by and between Brandywine Operating Partnership, L.P. and SciQuest dated as of October 2000.

10.18	Change of Control Agreement by and between Stephen J. Wiehe and SciQuest dated as of January 1, 2004.

10.19	Change of Control Agreement by and between James B. Duke and SciQuest dated as of January 1, 2004.

10.20	Change of Control Agreement by and between Kerry S. May and SciQuest dated as of January 1, 2004.

10.21	Change of Control Agreement by and between Suzanne Miglucci and SciQuest dated as of January 1, 2004.

14.1	Code of Ethics

21.1	Subsidiaries of SciQuest.

23.1	Consent of Independent Accountants.

31.1	Certificate of Chief Executive Officer

31.2	Certificate of Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to SciQuest’s Registration Statement on Form S-1 (Reg. No. 333-87433).
**	Incorporated by reference to SciQuest’s Registration Statement on Form S-1 (Reg. No. 333-32582).
***	Incorporated by reference to SciQuest’s Annual Report on Form 10-K for the year ended December 31, 2000.
****	Incorporated by reference to SciQuest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
*****	Incorporated by reference to SciQuest’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.
******	Incorporated by reference to SciQuest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
*******	Incorporated by reference to SciQuest’s Annual Report on Form 10-K for the year ended December 31, 2002.
********	Incorporated by reference to SciQuest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
*********	Incorporated by reference to SciQuest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(b) Reports on Form 8-K

A current report on Form 8-K was filed on October 30, 2003, in connection with the release of SciQuest’s earnings for the quarter ended September 30, 2003.

Item 8—Financial Statements

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of SciQuest, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of SciQuest, Inc. and its subsidiaries (the “Company”) at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 7 to the consolidated financial statements, the Company changed its method of accounting for goodwill upon the adoption of Statement of Financial Accounting Standards No. 142 on January 1, 2002.

/S/ PRICEWATERHOUSECOOPERS LLP

March 10, 2004

Raleigh, North Carolina

SciQuest, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31, 2002	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$11,460,153	$13,128,169
Short-term investments	10,441,258	2,257,784
Accounts receivable, net	2,293,902	1,172,263
Prepaid expenses and other current assets	2,837,131	2,907,267

Total current assets	27,032,444	19,465,483

Long-term investments	9,254,841	3,889,000
Property and equipment, net	2,734,113	1,403,496
Capitalized software and web site development costs, net	8,192,335	5,940,667
Other intangible assets, net	415,642	182,843
Other long-term assets	209,961	999,953

Total assets	$47,839,336	$31,881,442

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$406,830	$552,621
Accrued liabilities	5,680,935	5,624,956
Deferred revenue	2,621,444	3,765,603
Current maturities of long-term debt and capital lease obligations	44,721	—

Total current liabilities	8,753,930	9,943,180

Long-term debt and capital lease obligations, less current maturities	1,862,833	2,312,833

Commitments and contingencies (Notes 12 and 13)
Stockholders’ equity:
Common stock, $0.001 par value; 90,000,000 shares authorized; 4,116,629 and 4,000,730 shares issued as of December 31, 2002 and 2003, respectively	30,875	4,001
Additional paid-in capital	314,554,477	314,076,696
Deferred compensation	(101,549)	—
Deferred customer acquisition costs	(5,208)	—
Accumulated other comprehensive loss	(9,405)	—
Treasury stock, at cost; 96,987 and 253,911 shares as of December 31, 2002 and 2003, respectively	(640,573)	(1,258,948)
Accumulated deficit	(276,606,044)	(293,196,320)

Total stockholders’ equity	37,222,573	19,625,429

Total liabilities and stockholders’ equity	$47,839,336	$31,881,442

The accompanying notes are an integral part of these financial statements.

SciQuest, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2001	2002	2003
Revenues:
License fees and other professional services	$6,981,255	$6,520,953	$6,633,596
E-commerce	16,284,408	—	—
Non-cash e-commerce incentive warrants benefit (expense)	(54,236)	—	—

Total revenues	23,211,427	6,520,953	6,633,596

Cost of revenues:
Cost of license fees and other professional services	2,461,519	2,785,177	2,462,956
Cost of license fees-amortization of acquired and capitalized software costs	2,654,754	4,457,879	3,022,463
Cost of e-commerce	15,392,770	—	—

Total cost of revenues	20,509,043	7,243,056	5,485,419

Gross profit (loss)	2,702,384	(722,103)	1,148,177

Operating expenses:
Development	10,939,826	7,425,688	4,815,846
Non-cash stock-based compensation	350,694	279,711	63,531

Total development expenses	11,290,520	7,705,399	4,879,377

Sales and marketing	9,231,357	4,663,541	4,391,882
Non-cash stock-based employee compensation and customer acquisition	2,260,896	(332,560)	6,134

Total sales and marketing expenses	11,492,253	4,330,981	4,398,016

General and administrative	14,650,615	8,472,131	7,070,865
Non-cash stock-based employee compensation and amortization of intangibles	40,149,687	1,921,390	88,863

Total general and administrative expenses	54,800,302	10,393,521	7,159,728

Restructuring	10,650,000	2,900,000	1,282,000
Impairment of intangible assets	—	7,155,914	—

Total operating expenses	88,233,075	32,485,815	17,719,121

Operating loss	(85,530,691)	(33,207,918)	(16,570,944)

Other income (expense):
Interest income	3,032,563	1,068,799	504,837
Interest expense	(300,547)	(116,518)	(84,446)
Other income (expense), net	(38,430)	(5,112)	8,454

Total other income, net	2,693,586	947,169	428,845

Loss from continuing operations before cumulative effect of accounting change for impairment of goodwill	(82,837,105)	(32,260,749)	(16,142,099)
Loss from discontinued operations (including loss on disposal of $247,417 on May 31, 2003)	—	(269,541)	(448,177)
Cumulative effect of accounting change for impairment of goodwill	—	(38,257,357)	—

Net loss	$(82,837,105)	$(70,787,647)	$(16,590,276)

Net loss per common share—basic and diluted:
From continuing operations before cumulative effect of accounting change	$(21.48)	$(8.22)	$(4.23)
Loss from discontinued operations (including $0.06 from loss on disposal on May 31, 2003)	—	(0.07)	(0.12)
Cumulative effect of accounting change	—	(9.74)	—

Net loss per share-basic and diluted	$(21.48)	$(18.03)	$(4.35)

Weighted average common shares outstanding—basic and diluted	3,855,804	3,925,509	3,812,726

The accompanying notes are an integral part of these financial statements.

SciQuest, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid In Capital	Deferred Compensation	Deferred Customer Acquisition Costs	Accumulated Other Comprehensive Income (Loss)	Common Stock In Treasury		Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount					Shares	Amount
Balance at December 31, 2000	3,826,146	28,696	319,475,952	(4,543,903)	(4,849,235)	(5,369)	—	—	(122,981,292)	187,124,849
Issuance of Employee Stock Purchase Plan shares	16,630	124	169,267	—	—	—	—	—	—	169,391
Deferred partner acquisition costs related to estimated future issuance of stock warrants	—	—	2,025	—	—	—	—	—	—	2,025
Deferred partner acquisition costs related to issuance of stock warrants	—	—	52,210	—	—	—	—	—	—	52,210
Adjust deferred partner acquisition costs to fair value	—	—	1,104,496	—	(1,149,796)	—	—	—	—	(45,300)
Amortization of deferred partner acquisition costs	—	—	—	—	1,900,125	—	—	—	—	1,900,125
Amortization of deferred compensation	—	—	—	1,076,052	—	—	—	—	—	1,076,052
Forfeiture of stock options	—	—	(2,909,242)	2,909,242	—	—	—	—	—	—
Stock purchased for treasury	—	—	—	—	—	—	(40,533)	(281,088)	—	(281,088)
Exercise of common stock options and warrants	47,294	356	36,889	—	—	—	—	—	—	37,245
Foreign currency translation adjustment	—	—	—	—	—	(12,775)	—	—	—	(12,775)
Net loss	—	—	—	—	—	—	—	—	(82,837,105)	(82,837,105)

Balance at December 31, 2001	3,890,070	29,176	317,931,597	(558,609)	(4,098,906)	(18,144)	(40,533)	(281,088)	(205,818,397)	107,185,629

(continued)

The accompanying notes are an integral part of these financial statements.

SciQuest, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY —(Continued)

	Common Stock		Additional Paid in Capital	Deferred Compensation	Deferred Customer Acquisition Costs	Accumulated Other Comprehensive Income (Loss)	Common Stock In Treasury		Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount					Shares	Amount
Balance at December 31, 2001	3,890,070	29,176	317,931,597	(558,609)	(4,098,906)	(18,144)	(40,533)	(281,088)	(205,818,397)	107,185,629
Issuance of common stock in exchange for all outstanding shares of Textco, Inc	65,060	488	449,640	—	—	—	—	—	—	450,128
Issuance of common stock in exchange for all outstanding shares of HigherMarkets, Inc	115,942	870	576,956	—	—	—	—	—	—	577,826
Issuance of Employee Stock Purchase Plan shares	20,113	151	117,520	—	—	—	—	—	—	117,671
Adjust deferred partner acquisition costs to fair value	—	—	(1,842,747)	—	1,833,812	—	—	—	—	(8,935)
Amortization of deferred partner acquisition costs	—	—	—	—	(383,990)	—	—	—	—	(383,990)
Amortization of deferred compensation	—	—	—	391,562	—	—	—	—	—	391,562
Forfeiture of deferred partner acquisition warrants	—	—	(2,643,876)	—	2,643,876	—	—	—	—	—
Forfeiture of stock options	—	—	(65,498)	65,498	—	—	—	—	—	—
Stock purchased for treasury	—	—	—	—	—	—	(56,454)	(359,485)	—	(359,485)
Exercise of common stock options and warrants	25,444	190	30,885	—	—	—	—	—	—	31,075
Foreign currency translation adjustment	—	—	—	—	—	8,739	—	—	—	8,739
Net loss	—	—	—	—	—	—	—	—	(70,787,647)	(70,787,647)

Balance at December 31, 2002	4,116,629	$30,875	$314,554,477	$(101,549)	$(5,208)	$(9,405)	(96,987)	$(640,573)	$(276,606,044)	$37,222,573

(continued)

The accompanying notes are an integral part of these financial statements.

SciQuest, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY —(Continued)

	Common Stock		Additional Paid in Capital	Deferred Compensation	Deferred Customer Acquisition Costs	Accumulated Other Comprehensive Income (Loss)	Common Stock In Treasury		Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount					Shares	Amount
Balance at December 31, 2002	4,116,629	30,875	314,554,477	(101,549)	(5,208)	(9,405)	(96,987)	(640,573)	(276,606,044)	37,222,573
Adjustment of common stock given in exchange for all outstanding shares of HigherMarkets, Inc	(28,986)	(217)	(97,609)	—	—	—	—	—	—	(97,826)
Receipt and retirement of common stock in exchange for all assets of the BioSupplyNet Sourcebook	(35,875)	(36)	(157,455)	—	—	—	—	—	—	(157,491)
Receipt and retirement of common stock in exchange for all outstanding shares of Textco, Inc.	(65,060)	(65)	(266,942)	—	—	—	—	—	—	(267,007)
Issuance of Employee Stock Purchase Plan shares	12,705	47	39,686	—	—	—	—	—	—	39,733
Effect of reverse stock split	(298)	(26,613)	25,273	—	—	—	—	—	—	(1,340)
Adjust deferred partner acquisition costs to fair value	—	—	1,311	—	(1,311)	—	—	—	—	—
Amortization of deferred partner acquisition costs	—	—	—	—	6,519	—	—	—	—	6,519
Amortization of deferred compensation	—	—	—	78,869	—	—	—	—	—	78,869
Forfeiture of stock options	—	—	(22,680)	22,680	—	—	—	—	—	—
Stock purchased for treasury	—	—	—	—	—	—	(156,924)	(618,375)	—	(618,375)
Exercise of common stock options and warrants	1,615	10	635	—	—	—	—	—	—	645
Foreign currency translation adjustment	—	—	—	—	—	9,405	—	—	—	9,405
Net loss	—	—	—	—	—	—	—	—	(16,590,276)	(16,590,276)

Balance at December 31, 2003	4,000,730	$4,001	$314,076,696	$—	$—	$—	(253,911)	$(1,258,948)	$(293,196,320)	$19,625,429

The accompanying notes are an integral part of these financial statements.

SciQuest, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2001	2002	2003
Cash flows from operating activities
Net loss	$(82,837,105)	$(70,787,647)	$(16,590,276)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	48,779,403	10,105,189	5,189,882
Bad debt expense	560,426	225,000	50,000
Non-cash buyer incentive warrants	8,935	(8,935)	—
Loss on disposal from discontinued operations	—	—	247,417
Non-cash disposal of product lines	—	—	(157,491)
Accounting change-impairment of goodwill	—	38,257,357	—
Impairment of intangible assets	—	7,155,914	—
Amortization of deferred compensation	1,076,052	391,562	78,869
Amortization of deferred customer acquisition costs	2,100,123	(383,990)	6,519
Amortization of discount on investments	11,753	256,901	129,554
Loss from disposal of fixed assets	73,947	80,858	110,995
Asset write downs and other charges of restructuring	6,668,921	2,900,000	1,282,000
Changes in operating assets and liabilities:
Accounts receivable	10,764,978	2,350,071	1,071,639
Prepaid expenses and other current assets	1,441,983	37,124	101,498
Other assets	2,963,508	348,489	(789,992)
Accounts payable	(5,806,626)	123,246	145,791
Accrued liabilities	(2,496,696)	(1,427,725)	(1,358,174)
Deferred revenue	1,111,723	408,781	1,144,159

Net cash used in operating activities	(15,578,675)	(9,967,805)	(9,337,610)

Cash flows from investing activities
Purchase of property and equipment and capitalized software	(7,348,292)	(2,652,906)	(2,273,525)
Proceeds from sale of equipment	147,833	129,750	24,043
Cash received from acquisitions	—	49,092	—
Cash paid for acquisitions	—	(1,038,188)	—
Maturity of investments	52,781,738	34,064,959	19,650,649
Purchase of investments, including restricted cash	(24,361,004)	(33,700,581)	(6,230,888)

Net cash provided by (used in) investing activities	21,220,275	(3,147,874)	11,170,279

Cash flows from financing activities
Borrowings under notes payable	2,300,000	750,000	750,000
Repayment of notes payable	—	(1,187,167)	(300,000)
Repayment of capital lease obligations	(2,647,259)	(154,946)	(44,721)
Proceeds from exercise of common stock warrants and options	37,245	31,075	645
Proceeds from issuance of common stock under employee stock purchase plan	169,391	117,671	39,733
Shares repurchased and retired from reverse stock split	—	—	(1,340)
Purchase of treasury stock	(281,088)	(359,485)	(618,375)

Net cash used in financing activities	(421,711)	(802,852)	(174,058)

Effect of exchange rate changes on cash and cash equivalents	(12,775)	8,739	9,405

Net increase (decrease) in cash and cash equivalents	5,207,114	(13,909,792)	1,668,016

Cash and cash equivalents at beginning of period	20,162,831	25,369,945	11,460,153

Cash and cash equivalents at end of period	$25,369,945	$11,460,153	$13,128,169

The accompanying notes are an integral part of these financial statements.

SciQuest, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company

Nature of Operations

SciQuest, Inc. (“SciQuest” or the “Company”), which began operations in 1995, provides on-demand supplier relationship management solutions that integrate organizations with their suppliers to enable comprehensive spend management. Spend management is the ability to view and analyze all spending across an enterprise, thereby providing greater insight into purchasing functions and giving an organization control and visibility to allow it to manage spending more effectively. SciQuest’s suite of modular applications helps companies to automate the spend management process. These solutions facilitate a company’s purchasing functions by reducing redundant tasks throughout the cycle of finding, acquiring and managing goods, which can result in increased efficiency, reduced cost and increased insight into an organization’s buying patterns. SciQuest targets the life sciences and higher education markets.

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

Liquidity

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company had an accumulated deficit of $293 million at December 31, 2003, and during the year then ended used cash in operating activities of $9.3 million and incurred a net loss of $16.6 million. The Company expects to continue generating losses through at least 2004.

The Company has funded its operations primarily through private placements of preferred stock during 1998 and 1999 and its 1999 initial public offering. As of December 31, 2003, the Company had total cash and investments of $19.3 million, which is comprised of cash and cash equivalents of $13.1 million, short-term investments of $2.3 million and long-term investments of $3.9 million.

During 2001, the Company restructured its operations and transitioned from an e-commerce transaction company to a software and related services provider. As a result, there is only limited operating history under the current business model with which to estimate future performance. The Company’s cash flow is dependent on its ability to control expenses and achieve revenue growth which is dependent on the Company’s ability to sell software licenses and related services as well as acquire or develop new products and service offerings. Additionally, 20% of the Company’s revenue for the year ended December 31, 2003 was generated by one customer, and the Company expects that large individual transactions with major customers may continue to represent a large percentage of revenues.

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

Based on the average quarterly cash outlay for operating expenses incurred in the ten quarters after the June 2001 restructuring and budgeted expenditures for 2004, the Company believes cash and investments at December 31, 2003 will be sufficient to satisfy requirements for more than the next twelve months. However, lower than expected cash flows as a result of lower revenues or increased expenses could require the Company to raise additional capital in order to maintain its operations.

SciQuest, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Principles of Consolidation

During the second quarter of 2003, the Company reorganized its corporate structure dissolving SciQuest Europe, Limited, and sold Textco, Inc., a wholly-owned subsidiary. As of December 31, 2003, the consolidated financial statements include the accounts of SciQuest, Inc. and its wholly-owned subsidiary, HigherMarkets, Inc. (“HigherMarkets”). All significant intercompany accounts and transactions have been eliminated. Prior to the reorganization and sale, the consolidated financial statements include the accounts of SciQuest, Inc. and its wholly-owned subsidiaries, SciQuest Europe, Limited (formerly EMAX Solution Partners (UK) Limited), Textco, Inc. (“Textco”) and HigherMarkets, Inc. All significant intercompany accounts and transactions have been eliminated.

As of December 31, 2001, the Company reorganized its corporate structure and dissolved Internet Auctioneers International, Inc., Intralogix, Inc., SciCentral, Inc., and merged BioSupplyNet, Inc. and EMAX Solution Partners, Inc. (“EMAX”) with SciQuest, Inc. As of December 31, 2002, the consolidated financial statements include the accounts of SciQuest, Inc. and its wholly-owned subsidiaries, SciQuest Europe, Limited (formerly EMAX Solution Partners (UK) Limited), Textco, Inc. and HigherMarkets, Inc. All significant intercompany accounts and transactions have been eliminated.

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

Restricted Cash

At December 31, 2003, restricted cash of $500,000, $245,000 and $3,889,000 included in cash and cash equivalents, short-term investments and long-term investments, respectively, is comprised of certificates of deposit, money market and other investment accounts which serve as collateral for the Company’s lease commitments, officer and founder loans guaranteed by the Company and long-term debt.

Accounts Receivable

The Company bears all risk of loss on credit sales including sales during prior years of scientific products in e-commerce transactions. Accounts receivable are presented net of an allowance for doubtful accounts of approximately $332,000 and $152,000 at

SciQuest, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2003, respectively. Following is a schedule of the allowance for doubtful accounts for each year of the three years ended December 31, 2003:

	Years Ended December 31,
	2001	2002	2003
	(In Thousands)
Allowance for doubtful accounts—Accounts receivables:
Balance, beginning of period	$788	$1,124	$332
Additions to allowance	560	225	50
Deductions, net of recoveries	(224)	(1,017)	(230)

Balance, end of period	$1,124	$332	$152

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

Capitalized Software Costs

Software development costs related to software products sold to customers are required to be capitalized beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. Capitalized software costs resulted from the acquisitions of EMAX, Textco, Groton NeoChem and HigherMarkets (see Note 3) as determined by valuations prepared by management and from developing standardized versions of software products for sale. Capitalized software costs are amortized over the period of expected benefit, which is typically two to four years, at a rate based on the higher of the straight-line or expected revenue methods.

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

Fair Value of Financial Instruments

        The carrying values of cash and cash equivalents, accounts payable and accounts receivable at December 31, 2002 and 2003 approximated their fair values due to the short-term nature of these items. The Company considers its short-term and long-term investments to be held-to-maturity, and therefore these investments are carried at amortized cost. The fair value of the Company’s short-term and long-term investments at December 31, 2002 and 2003, based on market quotes, is presented in Note 4.

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

In March 2000, the Company acquired all of the outstanding common and preferred stock of EMAX and allocated $22,000,000 of the purchase price to trademarks. Subsequently, the value of the trademarks was being amortized to expense over a three-year period. During the first quarter of 2002, the Company discontinued utilizing the EMAX trademarks, and accordingly, determined that the carrying value of the trademarks had been impaired. As a result, the Company recognized a charge to income of $7,155,914, the unamortized balance at March 31, 2002, ($1.84 per share) in the first quarter of 2002. As part of the restructuring plans during the year ended December 31, 2001, an impairment of approximately $6.7 million, respectively, of long-lived assets were recognized related to the elimination of unprofitable business lines (see Notes 7 and 16).

The Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and other Intangible Assets” (“SFAS No. 142”) effective January 1, 2002. This statement addresses accounting and reporting for acquired goodwill and intangible assets. In accordance with the transitional provisions of SFAS No. 142, the Company determined that the carrying value of goodwill and related assets exceeded their fair value. As a result, the Company recognized a charge to income of $38,257,357 ($9.74 per share), as the cumulative effect of a change in accounting principle during the first quarter of 2002 (see Note 7).

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

SciQuest, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

transactions and from the sale of scientific equipment were recorded as product revenues on a gross basis and were recognized by the Company upon delivery to the customer. As of May 1, 2001, the Company no longer took legal title to these products. Instead, the Company acted as an agent on behalf of the customer, and title passed directly from the supplier to the customer.

Since the Company acted as an agent for the customer and not as the primary obligor in the transaction for orders on or after May 1, 2001, the Company no longer recorded sales of scientific products and scientific equipment in e-commerce transactions on a gross basis. For each sale, the Company recognized revenue in the amount of the net commission that it earned for processing the transaction and/or payment for services. As a result of this change, much lower revenues from e-commerce transactions were recorded; however, the calculation of gross profit dollars from e-commerce transactions remained the same, although the gross margin as a percentage of related net revenue increased. As a result, the e-commerce revenues of $16,284,000 for the year ended December 31, 2001 relate to a total value of transactions processed of $25.7 million. During the second half of 2001, the Company phased out order processing services provided to customers, thereby eliminating e-commerce transaction volume for 2002 and 2003.

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

Cost of e-commerce revenues represents the purchase price to the Company of the scientific products sold through its e-commerce web sites and of scientific equipment, shipping and handling fees and the cost of maintaining such web sites. Prior to May 1, 2001, the Company generally took legal title to the scientific products and equipment purchased at the date of shipment and relinquished title to its customers upon delivery. Effective May 1, 2001, the Company stopped taking legal title to these products and recorded revenue on a net basis for the remainder of 2001. There have been no e-commerce transactions in 2002 and 2003.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of costs, including salaries and sales commissions, of all personnel involved in the sales process. Sales and marketing expenses also include costs of advertising, trade shows and certain indirect costs and amortization of deferred customer acquisition costs (see Note 14). All costs of advertising the services and products offered by the Company are expensed as incurred. Advertising expense totaled approximately $112,000, $5,000, and $23,000 for the years ended December 31, 2001, 2002 and 2003, respectively.

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

In addition, in 1999 the Company agreed to issue to certain major enterprise buyers additional incentive warrants, the number of which will be based on each buyer’s volume of purchases during the years 2000, 2001 and 2002. The value of these warrants will be determined using the Black-Scholes Model at the issuance date, adjusted periodically using the cumulative catch-up approach. Deferred customer acquisition costs are presented net of accumulated amortization. As the Company discontinued the order processing services in May 2001, there will be no additional warrants earned subsequent to such date. During 2002, the incentive warrants were cancelled so there was no expense related to these warrants during the year ended December 31, 2003.

SciQuest, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stock Based Compensation

The Company accounts for non-cash stock based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and its related interpretations, which states that no compensation expense is recognized for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of the Company’s common stock on the grant date. In the event that stock options are granted with an exercise price below the estimated fair market value of the Company’s common stock at the grant date, the difference between the fair market value of the Company’s common stock and the exercise price of the stock option is recorded as deferred compensation. Deferred compensation is amortized to compensation expense over the vesting period of the related stock option. The Company recognized $1,076,052, $391,562 and $78,869 in non-cash compensation expense related to amortization of deferred compensation during the years ended December 31, 2001, 2002 and 2003, respectively. The plans are described more fully in Note 11.

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

Had compensation expense for the plans been determined based on the fair value at the grant dates for awards under the plans consistent with the methods of SFAS No. 123, the Company’s net loss for the years ended December 31, 2001, 2002 and 2003 would have been increased to the pro forma amounts indicated below:

	2001	2002	2003
Net loss available to common stockholders:
As reported	$(82,837,105)	$(70,787,647)	$(16,590,276)
Add: Stock-based employee compensation expense included in reported net income, net of tax related effects	1,076,052	391,562	78,869
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,996,353)	(4,313,640)	(2,714,039)

SFAS 123 proforma	$(87,757,406)	$(74,709,725)	$(19,225,446)

Loss per share—basic and diluted:
As reported	$(21.48)	$(18.03)	$(4.35)

SFAS 123 proforma	$(22.76)	$(19.03)	$(5.04)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the years ended December 31, 2001, 2002 and 2003: risk free interest of 4.6%, 3.8% and 3.0%, respectively; expected lives of five years; dividend yields of 0%; and volatility factors of 139%, 128% and 116%, respectively. The weighted average fair value of options granted during the years ended December 31, 2001, 2002 and 2003 according to the Black-Scholes pricing model was $8.33, $7.28 and $3.15, respectively.

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

SciQuest, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2001, three customers comprised 12%, 13% and 21%, respectively, of the Company’s revenue with only the 12% customer being reportable in the segment for license fees and other professional services. During 2002, two customers comprised 20% and 13%, respectively, of the Company’s revenue. During 2003, one customer comprised 20% of the Company’s revenue. Concentrations of credit risk with respect to accounts receivable are typically limited due to the large number of customers comprising the Company’s customer base and because substantially all customers are located in the United States. At December 31, 2001, two customers comprised 16% and 72%, respectively, of the current and long-term accounts receivable balance with only the 16% customer being reportable in the segment for license fees and other professional services. At December 31, 2002, two customers comprised 18% and 26%, respectively, of the accounts receivable balance. At December 31, 2003, three customers comprised 32%, 18% and 10%, respectively, of the accounts receivable balance. Substantially all of the Company’s revenues are from sales transactions originating in the United States.

Cash Flows

The Company made cash payments for interest of approximately $386,000, $112,000, and $84,000 during the years ended December 31, 2001, 2002 and 2003, respectively.

The Company acquired property and equipment through the assumption of capital lease obligations amounting to $211,000, $15,000 and $0 during the years ended December 31, 2001, 2002 and 2003, respectively.

During 2001, the Company bought out approximately $2.3 million of capital leases. The Company borrowed $2.3 million at prime rate, from a bank to facilitate the buy out of the leases. The revolving loan commitment of $3.5 million, with a balance of $2,313,000 at December 31, 2003 is guaranteed by approximately $3.9 million of company funds invested in money market funds. The loan is described more fully in Note 10.

Comprehensive Income (Loss)

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”). Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. The Company’s only item of other comprehensive income during the years ended December 31, 2001, 2002 and 2003 was foreign currency translation.

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

As discussed previously, in 2001 the Company ceased providing order-processing services to its customers. Accordingly, beginning January 1, 2002, the Company has only one reportable business segment—license fees and other professional services.

Net Income (Loss) Per Common Share

Basic net income (loss) per common share (“Basic EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per common share (“Diluted EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants. The calculation of the net loss per share available to common stockholders for the years ended December 31, 2001, 2002 and 2003 does not include potential shares of common stock equivalents of 555,577, 258,015 and 19,953 respectively, as their impact would be anti-dilutive.

In September 2001, the Board of Directors authorized a stock repurchase program. The program authorized the Company to purchase up to $5 million of common stock over the next twelve months from time to time in the open market or in privately negotiated transactions depending on market conditions. On August 28, 2002, the Company’s Board of Directors extended its prior authorization for an additional twelve months. As of December 31, 2003, the Company had purchased and placed in treasury 253,911 shares of its common stock at a cost of $1,258,948.

SciQuest, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In November 2002, the Financial Accounting Standards Board issued Financial Accounting Series FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34” (“FIN No. 45”). FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements regarding its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The interpretive guidance incorporated without change from Interpretation 34 continues to be required for financial statements for fiscal years ending after June 15, 1981—the effective date of Interpretation 34. The adoption of FIN No. 45 did not have any impact on the Company’s financial statements or results of operations. The required disclosures as of September 30, 2003 are presented in Note 15.

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

SciQuest, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Employee Stock Purchase Plan

During 2000, the Board of Directors reserved 146,666 shares of the Company’s common stock for issuance under the Employee Stock Purchase Plan (“ESPP”). The ESPP has two 24-month offering periods (each an “Offering Period”) annually, beginning May 1 and November 1, respectively. The first Offering Period under the ESPP ended on November 1, 2000. Eligible employees can elect to make deductions from 1% to 20% of their compensation during each payroll period of an Offering Period. Special limitations apply to eligible employees who own 5% or more of the outstanding common stock of the Company. None of the contributions made by eligible employees to purchase the Company’s common stock under the ESPP are tax deductible to the employees. Upon April 30 and October 31 (the “Purchase Date”) of each year, the total payroll deductions by an eligible employee for that six-month period will be used to purchase common stock of the Company at a price equal to 85% of the lesser of (a) the reported closing price of the Company’s common stock on the enrollment date of the Offering Period, or (b) the reported closing price of the common stock on the Purchase Date. In 2001, 2002 and 2003, the Company sold 16,630, 20,113, and 12,705 shares, respectively, of common stock pursuant to the employee stock purchase plan resulting in proceeds of $169,391, $117,671 and $39,733, respectively.

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

The purchase of Textco expanded SciQuest’s software product offerings into the early stages of drug discovery research via biological research software. Textco’s products are used by molecular biologists. Installations included commercial and academic research organizations and research universities. Textco’s two primary products, Gene Construction Kit and Gene Inspector, provide users with an intuitive, graphical technology for gene cloning projects, DNA sequence analyses and experiment tracking via electronic notebooks.

Effective May 31, 2003, the Company divested of its investment in Textco (see Note 18).

SciQuest, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Effective September 30, 2003, the Company divested of its investment in the Groton NeoChem assets (see Note 18).

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

The purchase of HigherMarkets expands SciQuest’s software product offerings into the higher education marketplace via the HigherMarkets hosted procurement solutions designed to meet the unique needs of this industry. The HigherMarkets’ products are used by researchers and procurement departments of universities, colleges, research institutions and other post-secondary educational entities.

4. Investments

The aggregate fair values of investment securities at December 31, 2002 and 2003 along with unrealized gains and losses determined on an individual investment security basis are as follows:

Description	Amortized Cost	Gross Unrealized Gain (Loss)	Market Value
December 31, 2002
Short-term Investments:
Certificates of Deposit	$411,103	$—	$411,103
Commercial paper	2,000,000	—	2,000,000
Corporate bonds	7,030,155	5,200	7,035,355
U.S. Government obligations	1,000,000	—	1,000,000

	$10,441,258	$5,200	$10,446,458

Long-term Investments:
Certificates of Deposit	$125,800	$—	$125,800
U.S. Government obligations	9,129,041	2,428	9,141,469

	$9,254,841	$12,428	$9,267,269

SciQuest, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Description	Amortized Cost	Gross Unrealized Gain (Loss)	Market Value
December 31, 2003
Short-term Investments:
Certificates of Deposit	$245,000	$—	$245,000
Corporate bonds	2,012,784	596	2,013,380

	$2,257,784	$596	$2,258,380

Long-term Investments:
U.S. Government obligations	$3,889,000	$(41,544)	$3,847,456

	$3,889,000	$(41,544)	$3,847,456

5. Property and Equipment

Property and equipment consist of the following:

	December 31,
	2002	2003
Furniture and equipment	$1,788,012	$1,700,508
Computer software and equipment	9,695,953	9,819,302
Leasehold improvements	728,068	708,170

Total costs	12,212,033	12,227,980
Less accumulated depreciation	(9,477,920)	(10,824,484)

Property and equipment, net	$2,734,113	$1,403,496

Depreciation expense, including amortization of capitalized leases, for the years ended December 31, 2001, 2002 and 2003 was approximately $3,478,000 $2,953,000 and $1,618,000 respectively. The Company leases certain equipment under capital lease agreements. The cost of equipment under capital leases at December 31, 2002 and 2003 was approximately $193,000 and $0, respectively, with accumulated amortization of approximately $170,000 and $0, respectively.

6. Capitalized Software and Web Site Development Costs

Capitalized software and web site development costs represent the cost of developing software products for sale and the cost of developing the hosted applications for the Company’s licensed web sites, (i.e., internal use development costs). During 2001, 2002 and 2003, the Company capitalized development costs of $3,867,199, $2,056,995 and $659,113, respectively, related to software products for sale. The capitalized costs related to software products for sale was $16,937,846 and $16,050,757 at December 31, 2002 and 2003, respectively, with accumulated amortization of $8,977,884 and $11,409,901, respectively, resulting in net costs of $7,959,962 and $4,640,856, respectively. Related amortization expense, included in the cost of revenue and discontinued operations, was approximately $2,655,000, $4,712,000 (including $234,528 in discontinued operations) and $3,256,991 (including $234,528 in discontinued operations) for the years ended December 31, 2001, 2002 and 2003, respectively.

The Company capitalized internal use development costs, based on the provisions outlined in SOP No. 98-1, of $2,289,447, $258,493 and $1,287,336 during the years ended December 31, 2001, 2002 and 2003, respectively. Capitalized internal use development costs are $5,387,038 and $6,674,374 at December 31, 2002 and 2003, respectively, with accumulated amortization of $5,154,665 and $5,374,563 at December 31, 2002 and 2003, respectively, resulting in net costs of $232,373 and $1,299,811, respectively. Related amortization expense was approximately $2,974,000, $527,000 and $219,898 for the years ended December 31, 2001, 2002 and 2003, respectively.

7. Goodwill and Other Intangible Assets

        The Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and other Intangible Assets” (“SFAS No. 142”) effective January 1, 2002. This statement addresses accounting and reporting for acquired goodwill and intangible assets. In accordance with the transitional provisions of SFAS No. 142, the Company determined that the carrying value of goodwill and related assets exceeded their fair value. As a result, the Company recognized a charge to income of $38,257,357 ($9.74 per share) of goodwill impairment as the cumulative effect of a change in accounting principle during the first quarter of 2002. As of the end of each period presented, all of the Company’s intangible assets had definitive lives and were being amortized accordingly.

SciQuest, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Other intangible assets are comprised of the following:

	December 31, 2002		December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-compete agreements	$106,000	$(44,167)	$—	$—
Customer contracts	390,379	(36,570)	292,553	(109,710)
Trademarks	—	—	—	—

Total	$496,379	$(80,737)	$292,553	$(109,710)

	Aggregate Expense for the Year Ended December 31,
	2001	2002	2003
Non-compete agreements	$—	$44,167	$22,083
Customer contracts	—	36,570	73,140
Customer acquisition costs	199,998	—	—
Trademarks	7,333,333	1,833,333	—

Total	$7,533,331	$1,914,070	$95,223

Estimated Amortization Expense for the Years Ending December 31:
2004	$73,140
2005	$73,140
2006	$36,563
2007	$—
2008	$—

Following is a schedule of the goodwill account activity by segment for each period presented:

	E-Commerce	License fees and other professional services	Total
Balance at December 31, 2000	$2,750,525	$69,894,300	$72,644,825
Goodwill acquired	—	—	—
Amortization	(660,126)	(31,636,943)	(32,297,069)
Impairment losses	(2,090,399)	—	(2,090,399)

Balance at December 31, 2001	—	38,257,357	38,257,357
Goodwill acquired	—	—	—
Amortization	—	—	—
Impairment losses	—	(38,257,357)	(38,257,357)

Balance at December 31, 2002	—	—	—
Goodwill acquired	—	—	—
Amortization	—	—	—
Impairment losses	—	—	—

Balance at December 31, 2003	$—	$—	$—

SciQuest, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following is a reconciliation of the reported net loss to the adjusted net loss reflecting the impact of the adoption of SFAS No. 142 on all periods presented:

	For the Year Ended December 31,
	2001	2002	2003
Reported net loss:
Reported net loss	$(82,837,105)	$(70,787,647)	$(16,590,276)
Add back: Cumulative effect of accounting change for impairment of goodwill	—	38,257,357	—

Reported net loss before cumulative effect of accounting change	(82,837,105)	(32,530,290)	(16,590,276)
Add back: Goodwill amortization	32,297,069	—	—

Adjusted net loss	$(50,540,036)	$(32,530,290)	$(16,590,276)

Loss per share-basic and diluted:
Reported net loss	$(21.48)	$(18.03)	$(4.35)
Add back: Cumulative effect of accounting change for impairment of goodwill	—	9.74	—

Reported net loss before cumulative effect of accounting change	(21.48)	(8.29)	(4.35)
Add back: Goodwill amortization	8.37	—	—

Adjusted net loss	$(13.11)	$(8.29)	$(4.35)

8. Accrued Liabilities

Accrued liabilities are comprised of the following:

	December 31,
	2002	2003
Accrued compensation	$898,401	$1,704,708
Accrued consulting and professional services	388,032	235,018
Accrued restructuring charges	3,669,983	3,254,534
Accrued taxes payable	438,829	341,911
Other	285,690	88,785

Total	$5,680,935	$5,624,956

9. Income Taxes

The Company had no income tax benefit or expense for the years ended December 31, 2001, 2002 and 2003. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2002 and 2003:

	2002	2003
Net operating loss carryforwards	$64,132,434	$68,200,409
Research and development	662,734	822,734
Allowance for doubtful accounts	128,199	58,622
Compensation accruals	114,957	167,877
Lease termination	1,405,234	1,256,313
Stock and warrant based compensation	2,484,466	2,622,456
Depreciation	154,480	300,612
Other	184,227	272,678

Total deferred tax assets	69,266,731	73,701,701
Valuation allowance for deferred tax assets	(64,559,443)	(70,605,728)

Deferred tax assets	4,707,288	3,095,973

Intangibles assets	(311,054)	—
Accrual to cash	(1,954,403)	(977,202)
Deferred revenue	(63,582)	—
Capital development costs	(2,378,249)	(2,118,771)

Total deferred tax liabilities	(4,707,288)	(3,095,973)

Net deferred tax liability	$—	$—

SciQuest, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has provided a valuation allowance against the balance of its deferred tax assets since realization of these benefits cannot be reasonably assured. The change in valuation allowance was an increase of $19,924,313, $12,457,168 and $6,046,285 for the years ended December 31, 2001, 2002 and 2003, respectively. The change primarily relates to additional operating losses in those years.

As of December 31, 2003, the Company had federal and state net operating loss carryforwards of approximately $182,458,000 and $133,431,000, respectively. These net operating loss carryforwards begin to expire in 2012. The utilization of the federal net operating loss carryforwards may be subject to limitation under the rules regarding a change in stock ownership as determined by the Internal Revenue Code. If the Company’s utilization of its net operating loss carryforwards is limited and the Company has taxable income which exceeds the permissible yearly net operating loss utilization, the Company would incur a Federal income tax liability even though its net operating loss carryforwards exceed its taxable income.

Taxes computed at the statutory federal income tax rate of 34% are reconciled to the provision (benefit) for income taxes as follows:

	December 31, 2001	December 31, 2002	December 31, 2003
Effective rate	(0)%	(0)%	(0)%
United States federal tax at statutory rate	$(28,164,616)	$(24,067,799)	$(5,640,694)
State taxes (net of federal benefit)	(3,267,114)	(1,330,150)	(727,320)
Change in valuation allowance	19,924,313	12,457,168	6,046,285
Deferred tax liabilities on acquisitions	—	132,729
Goodwill amortization or impairment	11,691,739	13,007,501	—
Other nondeductible expenses	23,054	13,889	77,150
Research and development credits	(305,218)	(208,213)	(160,000)
Expiration of foreign net operating loss	—	—	193,599
Other	97,842	(5,125)	210,980

Provision (benefit) for income tax	$—	$—	$—

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

During 2002, the Company restructured the term loan to a two-year revolving line of credit with a commitment amount of $2.5 million. The line’s final maturity date was August 5, 2004. Interest was payable monthly at the lender’s prime rate. The loan commitment was fully collateralized with restricted investments held by the lender. Other conditions include maintaining the Company’s primary depository account with the lender.

During September 2003, the Company negotiated a modification and extension of its revolving line of credit with an increased commitment amount of $3.5 million. The line, which has a balance of $2,312,833 at December 31, 2003, is due on January 3, 2006. Interest is payable monthly at the lender’s prime rate (4.0% at December 31, 2003). The loan commitment is collateralized with restricted investments in the amount of $3,889,000 at December 31, 2003. The funds are available for working capital uses and no other significant conditions are applicable.

11. Stock Options and Warrants

Stock Options

In 1997, the Company adopted the SciQuest, Inc. Stock Option Plan (the “Plan”), which currently provides for the grant of up to 274,141 employee stock options. Stock options granted under the Plan are for periods not to exceed ten years. In December 1999, the Company adopted the SciQuest, Inc. 1999 Stock Option Plan, which provides, as adjusted by the shareholders in 2001, for the additional grant of up to 1,047,333 employee stock options. In 2000, the Company adopted the SciQuest, Inc. EMAX Stock Option Plan, which provides for the additional grant of up to 51,853 employee stock options. Options granted under the plans during the years ended December 31, 2001, 2002 and 2003 generally vest in periods between three and five years as determined by the board of directors, although certain grants have been vested immediately upon the grant of the option.

SciQuest, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the status of the Plans as of December 31, 2001, 2002 and 2003 and changes during the years then ended is presented below:

	Year Ended December 31,
	2001		2002		2003
	Shares Underlying Options	Weighted Average Exercise Price	Shares Underlying Options	Weighted Average Exercise Price	Shares Underlying Options	Weighted Average Exercise Price
Outstanding at beginning of year	515,949	$47.10	702,183	$19.05	679,220	$15.68
Granted	604,847	12.30	141,320	9.08	205,079	3.80
Exercised	(27,430)	1.35	(15,835)	1.95	(467)	1.38
Forfeited	(391,183)	46.95	(148,448)	26.55	(202,228)	13.36

Outstanding at end of period	702,183	$19.05	679,220	$15.68	681,604	$12.83

All incentive stock options granted during the years ended December 31, 2001, 2002 and 2003 were granted with an exercise price equal to the fair value of the underlying common stock on the grant date, as determined by the board of directors.

On December 13, 2000, the Board of Directors approved a repricing of approximately 156,400 non-officer employee stock options to the closing price of $15.9375. Accordingly, the Company recognizes adjustments to the related deferred compensation for changes in the intrinsic value of the repriced options at each balance sheet date. In 2001, 2002 and 2003, the repricing resulted in no additional deferred compensation or amortization of expense due to the December 31, 2001, 2002 and 2003 closing prices being below the revised exercise price.

The following table summarizes information about the Company’s outstanding stock options at December 31, 2003:

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$1.38-3.26	2,920	6.45	$2.39	1,420	$1.46
$3.68	66,667	9.06	3.68	—	—
$3.75-$4.95	147,477	8.71	4.02	23,864	4.09
$5.19-$7.50	108,193	7.68	6.15	75,478	6.22
$7.70-$13.50	52,846	7.62	11.11	22,334	11.38
$14.06	120,000	7.16	14.06	90,001	14.06
$15.94	161,967	6.86	15.94	126,119	15.94
$23.10-$73.76	16,936	5.61	60.97	16,580	61.04
$117.95-$378.65	4,598	5.99	292.50	4,598	292.50

$1.38-378.65	681,604	7.68	$12.83	360,394	$17.91

Warrants

At December 31, 2002 and 2003, the Company had 106,743 and 102,133 respectively, of warrants outstanding, with 102,133 warrants exercisable at December 31, 2003, to purchase the Company’s common stock at prices ranging from $0.075 to $69.98, which includes the warrants issued to strategic partners discussed in Note 14. These warrants expire at various dates between 2004 and 2007.

12. Commitments and Contingencies

The Company leases office space and certain equipment under noncancellable operating leases. The Company did not have any capital lease obligations at December 31, 2003. Future minimum lease payments required under leases at December 31, 2003 are as follows:

	Operating Leases
2004	$2,194,701
2005	1,727,201
2006	1,073,469
2007	1,083,398
2008	1,093,326
Thereafter	2,528,727

Total minimum lease payments	$9,700,822	*

*	Future minimum operating lease payments have not been reduced by future minimum sublease rentals of $855,000.

SciQuest, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rent expense recognized under operating leases totaled approximately $1,685,000, $1,061,000 and $757,000 for the years ended December 31, 2001, 2002 and 2003, respectively.

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

During 2001, a customer filed an action seeking a declaratory judgment that its license entitled it to permit non-customer employees to use the Company’s licensed software. In addition, the complaint alleges breach by the Company of an agreement pursuant to which the Company was to upgrade the software to a newer version. The complaint seeks damages alleged to exceed $1,000,000. The litigation arises out of the Company’s discovery that the customer had permitted non-customer employees to use the software. After attempts proved unsuccessful to amicably resolve the dispute, the Company suspended work on the upgrade and the customer failed to pay for the work performed. The Company intends to vigorously defend the action and has asserted its counterclaims seeking damages in excess of $2,000,000 for copyright infringement and breach of contract and to recover the amounts due for work previously billed, but unpaid. In March 2004, the parties, under the guidance of the magistrate, agreed to a settlement structure of $450,000 to be paid to SciQuest with a release of all other claims. Currently the parties are drafting the definitive settlement documents for execution.

14. Strategic Relationships

In October, November and December 1999, the Company entered into strategic relationships with a number of key suppliers and buyers of scientific products. As a part of these arrangements, the Company issued to these companies 546,890 warrants to purchase the Company’s common stock at an exercise price of $0.075 per share of which 7,500 warrants were issued and outstanding at December 31, 2003. During 2001 and 2002, warrants representing 30,522 and 455,482 shares, respectively, of common stock were cancelled. These cancellations will not have any effect on net stockholders’ equity. Future amortization costs will be reduced by an undetermined amount. At December 31, 2002 and 2003, the Company had deferred customer acquisition costs of $3,255,394 and $3,256,705, respectively, with accumulated amortization of $3,250,186 and $3,256,705, respectively, related to these warrants. The amount of deferred customer acquisition costs will be adjusted in future reporting periods based on changes in the fair value of the warrants until such date as the warrants are fully vested and non-forfeitable. Deferred customer acquisition costs are amortized to operating expense over the term of the related contractual relationship, which in the case of the buyer agreements is three years and in the case of the supplier agreements is four or five years, using a cumulative catch-up method. The Company recognized $2,100,123, $(383,990) and $6,519 in stock-based non-cash customer acquisition expense (benefit) during the years ended December 31, 2001, 2002 and 2003, respectively, related to the amortization of deferred customer acquisition costs. In 2001, this amount included approximately $200,000 of amortization of prepaid customer acquisition fees.

SciQuest, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Based on purchasing volume during the year ended December 31, 2000, incentive warrants to purchase approximately 7,733 shares of common stock were issued on February 15, 2001, resulting in a non-cash charge to revenue and the recognition of additional paid-in capital of approximately $52,000 representing the estimated fair value of the warrants determined by using the Black-Scholes valuation model at the issuance date. Until they were forfeited in 2002, the value of these incentive warrants were adjusted to their estimated fair value at each balance sheet date with the adjustment being charged to operating expense. For the years ended December 31, 2001 and 2002, this adjustment resulted in a benefit of approximately $45,000 and $7,000, respectively. No incentive warrants were granted related to purchases during 2001 or 2002, and none will be granted related to 2003 purchases due to the change in the Company’s business model.

15. Related Party Transactions

In February 2002, the Company guaranteed an $80,000 loan for Mr. M. Scott Andrews, a member of the Board of Directors and co-founder. The loan bears interest at prime rate and becomes payable in full in February 2004. The Company has agreed to reimburse Mr. Andrews for interest paid on this loan. The transaction was approved by a majority of the Company’s disinterested directors. Mr. Andrews repaid the entire loan in February 2004, and consequently the Company has been released from its guarantee on this loan arrangement.

The Sarbanes-Oxley Act of 2002 prohibits companies from extending credit or arranging for the extension of credit for any director or executive officer in the form of a personal loan. Credit arrangements that were in place prior to this act may be maintained, but not renewed. The Company believes that it is fully compliant with this act and did not renew any guarantees after the maturity of the loan referenced above.

In September 2003, the Company renewed a partial guarantee of a $440,000 real estate loan to a co-founder secured with a certificate of deposit in the amount of $245,000. The loan bears interest at prime rate and becomes payable in full in September 2004. The transaction was approved unanimously by the Company’s Board of Directors all of whom were disinterested with respect to this transaction.

16. Restructuring

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

During the first quarter of 2003, the Company began refocusing resources to support its procurement product platform and reducing costs in other areas, which resulted in an elimination of approximately 50 full-time positions by the end of the second quarter of 2003. This reduction in personnel resulted in the recognition of severance expense and additional excess office space. Also during 2003, new subleases and adjustments to previous subleases resulted in adjustments to the restructuring liability and charges to restructuring expense.

SciQuest, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about the Company’s restructuring plans:

	Restructuring Plans	Additional Restructuring Expenses	Impairment Expenses and Charges to Liability	Remaining Liability at December 31, 2002
Number of employees	108	—	108	—

Involuntary termination benefits	$1,630,293	$—	$1,630,293	$—
Other costs, primarily lease obligations	2,346,239	2,900,000	1,576,256	3,669,983
Write-down of net assets of business lines to be eliminated	6,673,468	—	6,673,468	—

Total	$10,650,000	$2,900,000	$9,880,017	$3,669,983

	Liability at December 31, 2002	Additional Restructuring Expenses	Impairment Expenses and Charges to Liability	Remaining Liability at December 31, 2003
Number of employees	—	36	36	—

Involuntary termination benefits	$—	$380,000	$380,000	$—
Other costs, primarily lease obligations	3,669,983	902,000	1,317,449	3,254,534

Total	$3,669,983	$1,282,000	$1,697,449	$3,254,534

17. Business Segment Data

During 2001, as a result of the acquisition of EMAX, the Company operated in two business segments—e-commerce transactions and license fees and other professional services. As discussed in Note 2, the Company operated in only one business segment in 2002 as a result of management’s decision to evolve the business into a software and related services provider. Accordingly, no segment data has been provided as of and for the years ended December 31, 2002 and 2003, since the only remaining segment is license fees and other professional services. Substantially all of the Company’s operations are in the United States.

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

18. Divestitures

Effective May 31, 2003, the Company sold all of the outstanding shares of Textco, Inc. to the original owners in exchange for all of the 65,060 shares of SciQuest common stock originally issued in February 2002 as part of the acquisition by SciQuest and a secured interest-free promissory note in the amount of $180,000, which is due in monthly installments through May 30, 2004. The fair value of the note using an imputed interest rate of 6.95% equals $172,484. The common stock was valued at $267,007 based on the average market price over the five-day period beginning two days before and ending two days after the sale date. The sale resulted in a loss on disposal of $247,417, ($0.06 per share) during the second quarter of 2003.

SciQuest, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The results of operations of the business unit are shown as discontinued operations for all periods presented. The following is the condensed financial information for the Textco business unit for the years ended December 31, 2002 and 2003.

	Year Ended December 31,
	2002	2003
Revenue	$700,051	$244,094
Gross profit	$413,982	$(13,207)
Operating expenses	$683,523	$187,553
Income (loss) from operations	$(269,541)	$(200,760)
Loss on disposal	—	(247,417)

Total income (loss) from discontinued operations	$(269,541)	$(448,177)

Effective July 2003, the Company divested the net assets related to BioSupplyNet and recognized a gain on the transaction of $170,000.

Effective September 2003, the Company divested the net assets related to Groton NeoChem and recognized a loss of $165,000.

19. Reverse Stock Split

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

SciQuest, Inc.
(Registrant)

By:	/S/ STEPHEN J. WIEHE
Stephen J. Wiehe Chief Executive Officer

Date: March 25, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN J. WIEHE Stephen J. Wiehe	Chief Executive Officer (Principal Executive Officer) and Director	March 25, 2004

/s/ DAVID R. POUCHER David R. Poucher	Controller (Principal Financial Officer)	March 25, 2004

/s/ M. SCOTT ANDREWS M. Scott Andrews	Director	March 25, 2004

/s/ DANIEL F. GILLIS Daniel F. Gillis	Director	March 25, 2004

/s/ H. ALEXANDER HOLMES H. Alexander Holmes	Director	March 25, 2004

/s/ LLOYD SEGAL Lloyd Segal	Director	March 25, 2004

/s/ LOUIS M. SHERWOOD Louis M. Sherwood	Director	March 25, 2004