Form 10-K/A
period 2003-12-31
SCIQUEST INC
filed 2004-04-29
CIK 1082526

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Directors and Executive Officers

Our directors and executive officers and their ages as of December 31, 2003 were as follows:

Name	Age	Position
Stephen J. Wiehe	40	Chief Executive Officer and Director
James B. Duke	40	Chief Operating Officer, Products and Strategy
Kerry S. May	56	Vice President, Worldwide Sales
James J. Scheuer	56	Chief Financial Officer
M. Scott Andrews	38	Director
Bruce J. Boehm	50	Director
Noel J. Fenton	65	Director
H. Alexander Holmes	61	Director
Lloyd M. Segal	39	Director
Louis M. Sherwood	66	Director

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

Bruce J. Boehm has served as a director of SciQuest since October 1997. Since 1992, Mr. Boehm has been active as an originator of, and investor in, early stage technology companies. Mr. Boehm received M.B.A. and M.S. degrees from Stanford University and a B.S. from the Massachusetts Institute of Technology.

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

H. Alexander Holmes has served as a director of SciQuest since November 2002. Mr. Holmes has been an independent financial consultant since his retirement from Arthur Andersen & Co. in 1992. While at Arthur Andersen & Co., he served as managing partner of the Raleigh, North Carolina office and as head of their tax practice in their Greensboro, North Carolina office. Mr. Holmes is a certified public accountant and received a B.S. in Commerce and an L.L.B. degree from The University of Virginia.

Lloyd M. Segal has served as a director of SciQuest since May 2000. Mr. Segal has been President and Chief Executive Officer of Caprion Pharmaceuticals Inc. since November 1998. Mr. Segal was previously President and Chief Executive Officer of Advanced Bioconcept Ltd. from 1996 to 1998. Mr. Segal was a management consultant with McKinsey & Co. from 1992 to 1996, focusing on North America financial institutions and industrial clients. Mr. Segal is a member of the Board of Overseers of the School of Science, Brandeis University. Mr. Segal earned a B.A. in Politics from Brandeis University, Boston, and an M.B.A. from Harvard University.

Louis M. Sherwood, MD. has served as a director of SciQuest since May 2002. Since April 2002, Dr. Sherwood has been self-employed as a consultant in the medical and scientific fields. In March 2002, Dr. Sherwood retired as Senior Vice President, Medical and Scientific Affairs for the U.S. Human Health Division of Merck & Company, a position he held for ten years. Dr. Sherwood had been employed by Merck since 1987. At Merck, he had previously served as Executive Vice President, Worldwide Development. In addition, Dr. Sherwood holds appointments as Adjunct Professor of Medicine at the University of Pennsylvania School of Medicine and Albert Einstein College of Medicine. Prior to joining Merck, he was Baumritter Professor and Chairman of Medicine at the Albert Einstein College of Medicine and Montefiore Medical Center from 1980 to 1987, and he served previously on the faculties of the University of Chicago and Harvard Medical Schools. Dr. Sherwood is an endocrinologist who has conducted basic, clinical and outcomes research. He received his undergraduate degree at the Johns Hopkins University and his medical degree from the Columbia College of Physicians and Surgeons.

Mr. Fenton resigned as a director as of February 9, 2004. Mr. Scheuer resigned as our Chief Financial Officer as of February 13, 2004. Mr. Boehm resigned as a director as of February 15, 2004. Mr. May resigned as our Vice President, Worldwide Sales as of April 13, 2004.

On February 11, 2004, the board of directors elected Mr. Daniel F. Gillis as a director to fill the vacancy created by Mr. Fenton’s resignation.

Daniel F. Gillis, 57, has served as a director of SciQuest since February 2004. Since February 2001, Mr. Gillis has been self-employed. From April 1997 through February 2001, Mr. Gillis served as Chief Executive Officer of SAGA Systems, Inc., a software company that had previously been a wholly owned subsidiary of Software AG Germany. In February 2001, SAGA Systems, Inc. was reacquired by Software AG Germany. Prior to SAGA Systems, Inc., Mr. Gillis held various senior management positions at Falcon Microsystems, Exxon Office Systems and WANG. Mr. Gillis received a B.S. in Management from the University of Rhode Island.

There are no family relationships between any of our directors or executive officers.

Board of Directors Meetings, Committees and Compensation

During 2003, the Board of Directors held nine meetings. All of the incumbent directors attended at least 75% of the aggregate total number of meetings of the Board of Directors and meetings of committees of the Board of Directors on which they served.

Messrs. Holmes, Segal and Sherwood are members of the Audit Committee, all of whom are independent under Rule 4200(a)(15) of the National Association of Securities Dealers. Mr. Holmes serves as Chairman of the Audit Committee. Our Board of Directors has determined that Mr. Holmes qualifies as an “audit committee financial expert.” The Audit Committee reviews the scope and timing of our audit services and any other services our independent auditors are asked to perform, the auditors report on our financial statements following completion of their audit and their policies and procedures with respect to internal accounting and financial controls. In addition, the Audit Committee makes annual recommendations to the Board of Directors for the appointment of independent auditors for the following year.

The Compensation Committee was composed of Messrs. Fenton and Boehm until their respective resignations in February 2004. Messrs. Gillis and Sherwood will be appointed to fill these vacancies on the Compensation Committee. The Compensation Committee reviews and evaluates the compensation and benefits of all officers, reviews general policy matters relating to compensation and employee benefits and makes recommendations concerning these matters to the board of directors. The Compensation Committee administers our 1997 Stock Option Plan, 1999 Stock Incentive Plan and 2000 Employee Stock Purchase Plan.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own beneficially more than 10% of our Common Stock to file reports of ownership and changes in ownership of such stock with the Securities and Exchange Commission. To our knowledge, all directors, executive officers and 10% stockholders complied during 2003 with all applicable Section 16(a) filing requirements.

Code of Ethics

Our Board of Directors has adopted a Code of Ethical Business Conduct that is applicable to all members of our Board of Directors, our executive officers and our employees. We have filed the Code of Ethical Business Conduct as an exhibit to this report. If, in the future, we amend, modify or waive a provision in the Code of Ethical Business Conduct, we may, rather than filing a Form 8-K, satisfy the disclosure requirement under Item 10 of Form 8-K by posting such information on our web site as necessary.

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

SciQuest’s common stock trades under the symbol “SQST”. Through October 10, 2002, our common stock was listed on the Nasdaq National Market. On October 11, 2002, we transferred the listing of our common stock to the Nasdaq SmallCap Market. In order to satisfy Nasdaq’s minimum listing maintenance requirements for both the Nasdaq National Market and the Nasdaq SmallCap Market, we effected a one-for-seven and one-half (7 ½) reverse stock split on May 20, 2003. On July 21, 2003, we transferred the listing of our common stock to the Nasdaq National Market. The prices per share reflected in the table below have been adjusted to reflect the reverse stock split and represents the range of low and high closing sale prices for our common stock for the years ended December 31, 2002 and 2003 as reported by the Nasdaq National Market and the Nasdaq SmallCap Market, as applicable, for the quarters indicated:

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

Executive Compensation

The following table sets forth the total compensation earned during the year ended December 31, 2003 to each person who served as Chief Executive Officer during 2003 and its four other most highly compensated executive officers who earned more than $100,000 during 2003. These persons are referred to as the named executive officers elsewhere in this filing.

	Annual Compensation				Long-Term Compensation Award
Name and Principal Position	Fiscal Year	Salary	Bonus	All Other Compensation(1)	Number of Securities Underlying Options
Stephen J. Wiehe, Chief Executive Officer	2003 2002 2001	$275,000 275,000 237,980	$175,500 — 110,000	$1,297 4,300 1,531	33,333 — 140,000
M. Scott Andrews, Chairman and Director of Product Marketing	2003 2002 2001	150,000 164,423 225,000	111,245 31,287 —	7,143 17,716 11,393	6,667 — 3,333
James B. Duke, VP Products and Strategy	2003 2002 2001	187,500 187,500 143,365	56,250 — 54,572	3,673 20,112 1,892	10,000 3,333 23,334
James J. Scheuer, Chief Financial Officer	2003 2002 2001	200,000 200,000 175,000	14,625 — 54,572	5,946 20,874 8,376	13,333 — 10,000
Kerry S. May, Vice President, Worldwide Sales	2003 2002	155,000 53,654	222,040 33,959	1,054 2,252	6,667 10,000

(1)	These amounts represent primarily life and health insurance expenses, reimbursed interest expense, and income tax preparation services paid by SciQuest on behalf of certain named executive officers.

Options Granted During Last Fiscal Year

Name	Number of Securities Underlying Options Granted (1)(2)	% of Total Options Granted to Employees in Fiscal Year	Exercise Price Per Share	Expiration Date	Potential Realizable Value at Assumed Annual Rates for Stock Price Appreciation for Option Term (3)
					5%	10%
Stephen J. Wiehe	33,333	16.25%	$3.75	04/30/13	$78,611	$199,216
M. Scott Andrews	6,667	3.25	3.68	01/22/13	15,430	39,102
James B. Duke	10,000	4.88	3.68	01/22/13	23,143	58,650
James J. Scheuer	13,333	6.50	3.68	01/22/13	30,857	78,198
Kerry S. May	6,667	3.25	3.68	01/22/13	15,430	39,102

(1)	Options were granted under the SciQuest, Inc. 1999 Stock Incentive Plan.

(2)	Options vest and becomes exercisable as follows: 25% on the one year anniversary of the date of grant, and in equal monthly increments of 2.084% per month for 36 months, with full vesting at 48 months from the date of grant.

(3)	The potential realizable value of the options reported above was calculated by assuming 5% and 10% annual rates of appreciation of the Common Stock based on the exercise price of the option from the date of grant of the options until the expiration of the options. These assumed annual rates of appreciation were used in compliance with the rules of the Securities and Exchange Commission and are not intended to forecast future price appreciation of the Common Stock. The actual value realized from the options could be substantially higher or lower than the values reported above, depending upon the future appreciation or depreciation of the Common Stock during the option period and the timing of exercise of the options. The potential realizable value computation does not take into account federal or state income tax consequences of options exercised or sales of appreciated stock.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-end Option Values

The following table sets forth certain information concerning option exercises by the named executive officers during 2003.

Name	Shares Acquired on Exercise	Value Realized (1)	Number of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In-the-Money Options at Fiscal Year End (2)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Stephen J. Wiehe	—	$—	105,556	67,777	$0	$0
M. Scott Andrews	—	—	62,593	27,407	0	0
James B. Duke	—	—	18,449	18,218	0	0
James J. Scheuer	—	—	26,745	19,254	0	0
Kerry S. May	—	—	3,333	13,334	0	0

(1)	Upon exercise of the option, an option holder did not receive the amount reported above under the column Value Realized. The amounts reported above under Value Realized merely reflect the amount by which the value of the Common Stock exceeded the exercise price of the option on the date of exercise of the option. The option holder does not realize any cash until the shares of Common Stock issued upon exercise of the options are sold.

(2)	The value of the Common Stock at December 31, 2003 was $3.55 per share, based on the closing price of the Common Stock on that date as reported by Nasdaq. The value of options was determined by subtracting the aggregate exercise prices of the options from the value of the Common Stock issuable upon exercise of the options.

Compensation of Directors

In September 2003, the Board of Directors established a cash compensation policy for directors based on their respective responsibilities. Our independent directors receive $1,500 for each board meeting attended and $500 for each Audit Committee meeting attended. Mr. Holmes is compensated $7,500 as an annual fee for his service as Chairman of the Audit Committee. Mr. Holmes does not receive a fee per meeting for the Audit Committee. The following amounts were paid to the board members during 2003: $12,000 to Mr. Holmes, $5,500 to Dr. Sherwood, $4,500 to Mr. Fenton, $4,500 to Mr. Boehm and $3,000 to Mr. Segal. We reimburse each director for reasonable out-of-pocket expenses incurred in attending meetings of the Board of Directors and any of its committees.

Employment Agreements

Our principal employees, including executive officers, are required to sign an agreement prohibiting their disclosure of any confidential or proprietary information and restricting their ability to compete with SciQuest during their employment and for a period of two years thereafter, restricting solicitation of customers and employees following their employment with SciQuest and providing for ownership and assignment of intellectual property rights to SciQuest.

Mr. Wiehe has an employment contract, which extends through February 12, 2005. During this period, Mr. Wiehe’s salary will be $275,000. If the Board of Directors terminates Mr. Wiehe for any reason other than cause during the term of this agreement, Mr. Wiehe will receive twelve months of severance pay and eighteen months of medical coverage.

We entered into Change of Control Agreements with Stephen J. Wiehe, our Chief Executive Officer, James B. Duke, our Chief Operating Officer, Kerry S. May, our Vice President, Worldwide Sales, and Suzanne Miglucci, our Vice President, Marketing, effective as of January 1, 2004. Each of these agreements provide that such officer will be entitled to receive a payment if such officer’s employment is terminated either by SciQuest without “cause” or by the officer with “good reason” within three months prior to a “change of control” or within 24 months following a change of control provided that such change of control results in proceeds such that SciQuest’s implied enterprise value is at least equal to SciQuest’s market capitalization calculated based on the last thirty (30) trading days in SciQuest’s fiscal quarter immediately preceding the initial announcement of such change of control. The terms “cause”, “good reason” and “change of control” are each defined in the Change of Control Agreements. Upon such a termination, the officer will be entitled to receive a payment equal to the highest annual base salary received during the two-year period immediately prior to such termination.

Compensation Committee Interlocks and Insider Participation

The following non-employee directors were members of the Compensation Committee of the Board of Directors during 2003: Noel J. Fenton and Bruce J. Boehm. None of the members of the Compensation Committee has any direct or indirect material interest in SciQuest outside of his position as a director.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 31, 2004 by:

•	all those known by us to be beneficial owners of more than five percent of the outstanding shares of our common stock;

•	each director;

•	each executive officers; and

•	all executive officers and directors as a group.

For purposes of calculating the percentage beneficially owned, the number of shares of our common stock deemed outstanding as of March 31, 2004 is 3,747,152. Options that are exercisable within 60 days of March 31, 2004 are deemed to be outstanding and to be beneficially owned by the stockholder holding the options for the purpose of computing that stockholder’s percentage ownership but are not treated as outstanding for the purpose of computing the percentage ownership of any other stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission that deem shares to be beneficially owned by any person or group who has or shares voting or investment power with respect to such shares. Unless otherwise indicated, the persons named on this table have sole voting and investment control with respect to all shares beneficially owned.

	Common Stock Beneficially Owned
Name of Beneficial Owner (1)	Number of Shares of Common Stock		Percent of Class
M. Scott Andrews	81,548	(2)	2.2%
Stephen J. Wiehe	137,796	(3)	3.6%
James B. Duke	32,371	(4)	*
Lloyd M. Segal	10,288	(5)(6)	*
Kerry S. May	6,597	(7)	*
H. Alexander Holmes	4,890	(8)(9)	*
Louis M. Sherwood, M.D.	5,778	(10)	*
Daniel F. Gillis	—		*
All directors and executive officers as a group (8 persons)	279,268	(11)	7.1%

*	Less than 1% of the outstanding common stock

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)	Includes 18,229 shares owned by Andrews Properties of Wake County LLC, with respect to which Mr. Andrews may be deemed a beneficial owner.

(3)	Includes 127,848 shares subject to options that are currently exercisable or that are exercisable within 60 days.

(4)	Includes 24,791 shares subject to options that are currently exercisable or that are exercisable within 60 days.

(5)	Includes 400 shares owned by Timera Capital, Inc. Mr. Segal is an officer and shareholder of this entity and may be deemed to be a beneficial owner of these shares. Mr. Segal disclaims beneficial ownership of these shares.

(6)	Includes 8,888 shares subject to options that are currently exercisable or that are exercisable within 60 days.

(7)	Includes 6,597 shares subject to options that are currently exercisable or that are exercisable within 60 days.

(8)	Consists of shares held by Mr. Holmes’ spouse, with respect to which Mr. Holmes may be deemed a beneficial owner.

(9)	Includes 2,223 shares subject to options that are currently exercisable or that are exercisable within 60 days.

(10)	Includes 4,445 shares subject to options that are currently exercisable or that are exercisable within 60 days.

(11)	Includes 174,792 shares subject to options that are currently exercisable or that are exercisable within 60 days.

On April 10, 2004, SciQuest entered into a definitive acquisition agreement to be acquired by Trinity Ventures. Under the terms of the agreement, Trinity Tarheel Acquisition, LLC, an entity owned by Trinity Ventures, will acquire SciQuest in a transaction valued at $25,250,000 by means of a cash merger. The acquisition will result in SciQuest becoming wholly-owned by Trinity Tarheel Acquisition, LLC with each SciQuest stockholder as of the date the acquisition is consummated having the right to receive the per share cash consideration at the closing of the acquisition as described above. Following consummation of the acquisition, SciQuest will no longer be a public company and will no longer be listed on the NASDAQ National Market.

SciQuest’s Board of Directors formed a Special Committee, comprised entirely of independent directors, in connection with the evaluation of the acquisition proposal. The Special Committee negotiated the acquisition proposal and approved the acquisition agreement and the transactions contemplated thereby, including the merger, and recommended approval of the acquisition agreement to the full Board of Directors. Prior to recommending approval of the acquisition agreement, the Special Committee engaged in discussions with numerous potential third party acquirers and investors. None of those persons expressed an interest in a transaction that would have provided a more favorable financial result for the stockholders of SciQuest. TripleTree, LLC served as financial advisor to the Special Committee and the Board of Directors and provided its opinion that the consideration to be received in the acquisition is fair, from a financial point of view, to the SciQuest stockholders. Upon the recommendation of the Special Committee and receipt of the fairness opinion from TripleTree, LLC, the Board of Directors of SciQuest approved the acquisition agreement and the transactions contemplated thereby, including the acquisition of SciQuest by means of the cash merger.

The closing of the acquisition is subject to a number of conditions, including clearance by the Securities and Exchange Commission (the “SEC”) of the form of proxy statement to be sent to SciQuest’s stockholders for their approval of the merger and obtaining the approval of the merger by the holders of at least a majority of the issued and outstanding shares of SciQuest common stock. The acquisition agreement also contains customary conditions, fiduciary change of recommendation rights, and break-up fees.

The above discussion of the acquisition agreement is neither a solicitation of a proxy, an offer to purchase nor a solicitation of an offer to sell shares of the SciQuest’s common stock. SciQuest intends to file and deliver all forms, proxy statements, notices and documents required under federal and state law with respect to the acquisition. SciQuest intends to file preliminary proxy materials with the SEC for the special meeting of the stockholders to vote on the proposed transaction. Upon completion of the SEC’s review of the preliminary proxy materials, SciQuest will call a special meeting of its stockholders to vote on the merger and will file with the SEC and mail to SciQuest’s stockholders definitive proxy materials. The definitive proxy materials will contain important information regarding the acquisition, including, among other things, the recommendation of SciQuest’s Board of Directors and the Special Committee in respect of the merger.

SciQuest’s stockholders are advised to read the definitive proxy materials when made available, including the proxy statement and the acquisition agreement, before making any decisions regarding the acquisition. The proxy statement and other relevant materials (when they become available), and any other documents filed by SciQuest with the SEC, may be obtained free of charge at the SEC’s web site at www.sec.gov. In addition, investors and stockholders of SciQuest may obtain free copies of the documents filed with the SEC through SciQuest’s Investor Relations Web site at www.sciquest.com. You may also read and copy any reports, statements and other information filed by SciQuest at the SEC public reference rooms at 450 Fifth Street, N.W., Washington, D.C. 20549 or at the SEC’s other public reference rooms. Please call the SEC at 1-800-SEC-0330 for further information on public reference rooms.

Item 13.	Certain Relationships and Related Transactions

Information in answer to Item 13 is presented in Part I, Item 7 of this Form 10-K under the caption “Related Party Transactions” in accordance with Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K.

Item 14.	Principal Accountant Fees and Services

Principal Accountant Fees and Services

The aggregate fees for professional services rendered for the Company by PricewaterhouseCoopers LLP as of or for the years ended December 31, 2002 and 2003 were:

Category of Service:	2002	2003
Audit	$100,670	$115,300
Audit Related	—	18,950
Tax	42,100	44,760
All Other	140	9,190

Total	$142,910	$188,200

The Audit fees for the years ended December 31, 2002 and 2003, respectively, were for professional services rendered for the audits of the consolidated financial statements of the Company and assistance with reviews of documents filed with the SEC such as the 10Q’s.

The Audit Related fees for the years ended December 31, 2002 and 2003, respectively, were for assurance and related services related to employee benefit plan audits.

Tax fees for the years ended December 31, 2002 and 2003, respectively, were for services related to tax compliance, including the preparation of tax returns and claims for refund; and tax planning and tax advice, including assistance with and representation in tax audits and appeals and tax services for employee benefit plans.

All Other fees for the years ended December 31, 2002 and 2003, respectively, were for services rendered for subscriptions to accounting research tools, continuing professional education seminars and presentations to management.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee is required to pre-approve the audit and non-audit services performed by the independent auditor in order to assure that the provision of such services does not impair the auditor’s independence. The Audit Committee may delegate pre-approval authority to one or more of its members, but it does not delegate its responsibilities to pre-approve services performed by the independent auditor to management.

The annual Audit services engagement terms and fees will be subject to the specific pre-approval of the Audit Committee. In addition, the Audit Committee may grant pre-approval for other Audit services, which are those services that only the independent auditor reasonably can provide.

Audit-related services are assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and that are traditionally performed by the independent auditor. The Audit Committee believes that the provision of Audit-related services does not impair the independence of the auditor and has preapproved certain specified Audit-related services. All other Audit-related services must be separately pre-approved by the Audit Committee.

The Audit Committee believes that the independent auditor can provide Tax services to the Company such as tax compliance, tax planning and tax advice without impairing the auditor’s independence. However, the Audit Committee will not permit the retention of the independent auditor in connection with a transaction initially recommended by the independent auditor, the purpose of which may be tax avoidance and the tax treatment of which may not be supported in the Internal Revenue Code and related regulations.

The Audit Committee may grant pre-approval to those permissible non-audit services classified as All Other services that it believes are routine and recurring services, and would not impair the independence of the auditor.

Pre-approval fee levels for all services to be provided by the independent auditor will be established periodically by the Audit Committee. Any proposed services exceeding these levels will require specific pre-approval by the Audit Committee.

Requests or applications to provide services that require separate approval by the Audit Committee will be submitted to the Audit Committee by both the independent auditor and the Chief Financial Officer, and must include a joint statement as to whether, in their view, the request or application is consistent with the SEC’s rules on auditor independence.

The percentages of fees paid to the principal accountant for the years ended December 31, 2002 and 2003 for which the de minimus exception was used were:

Category of Service:	2002	2003
Audit	—%	—%
Audit Related	—%	—%
Tax	3%	—%
All Other	5%	—%

Total	8%	—%

The Audit Committee implemented pre-approval policies during the middle of 2002 as suggested by the SEC’s proposed rules. Therefore, certain tax compliance services and presentations to management during the first half of 2002 were not pre-approved by the audit committee.

Financial Information Systems Design and Implementation Fees

There were no fees billed by PricewaterhouseCoopers LLP for professional services described in Paragraph (c)(4)(ii) of Rule 2-01 of Regulation S-X during 2003.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) 1. Financial Statements.

See the Index to Consolidated Financial Statements on page F-1 for a list of the financial statements filed herewith.

     2. Financial Statement Schedules.

Not applicable.

     3. List of Exhibits.

Exhibit Number	Description

3.1*	Second Amended and Restated Certificate of Incorporation of SciQuest.

3.2*******	Amendment to Second Amended and Restated Certificate of Incorporation of SciQuest.

3.3********	Amendment No. 2 to Second Amended and Restated Certificate of Incorporation of SciQuest.

3.4*	Amended and Restated Bylaws of SciQuest.

4.1*	See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws of SciQuest defining rights of the holders of Common Stock of SciQuest.

4.2*********	Specimen Stock Certificate.

10.1*	SciQuest Stock Option Plan dated as of September 4, 1997.

10.2*	Amendment No. 1 to SciQuest Stock Option Plan dated as of September 11, 1998.

10.3*	Amendment No. 2 to SciQuest Stock Option Plan dated as of February 26, 1999.

10.4*	Amendment No. 3 to SciQuest Stock Option Plan dated as of March 1, 1999.

10.5*	Amendment No. 4 to SciQuest Stock Option Plan dated as of August 27, 1999.

10.6*	Amendment No. 5 to SciQuest Stock Option Plan.

10.7*	SciQuest1999 Stock Incentive Plan dated as of October 12, 1999.

10.8**	First Amendment to 1999 Stock Incentive Plan.

10.9**	Agreement and Plan of Merger and Reorganization between SciQuest, ESP Acquisition, Inc. and EMAX Solution Partners, Inc. dated March 13, 2000.

10.10**	SciQuest 2000 Employee Stock Purchase Plan.

10.11***	Second Amendment to 1999 Stock Incentive Plan.

10.12****	Form of Services Agreement.

10.13*****	Form of Master License and Services Agreement.

10.14*****	Executive Employment Agreement by and between SciQuest and Stephen J. Wiehe, dated February 5, 2002.

10.15******	Agreement and Plan of Merger, dated as of June 25, 2002, by and among SciQuest, HigherMarkets Acquisition, Inc. and HigherMarkets, Inc.

Exhibit Number	Description

10.16*	Lease Agreement by and between Duke-Weeks Realty Limited Partnership and SciQuest dated as of October 19, 1999.

10.17*******	Lease Agreement by and between Brandywine Operating Partnership, L.P. and SciQuest dated as of October 2000.

10.18+	Change of Control Agreement by and between Stephen J. Wiehe and SciQuest dated as of January 1, 2004.

10.19+	Change of Control Agreement by and between James B. Duke and SciQuest dated as of January 1, 2004.

10.20+	Change of Control Agreement by and between Kerry S. May and SciQuest dated as of January 1, 2004.

10.21+	Change of Control Agreement by and between Suzanne Miglucci and SciQuest dated as of January 1, 2004.

14.1+	Code of Ethics

21.1+	Subsidiaries of SciQuest.

23.1+	Consent of Independent Accountants.

31.1	Certificate of Chief Executive Officer

31.2	Certificate of Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to SciQuest’s Registration Statement on Form S-1 (Reg. No. 333-87433).

**	Incorporated by reference to SciQuest’s Registration Statement on Form S-1 (Reg. No. 333-32582).

***	Incorporated by reference to SciQuest’s Annual Report on Form 10-K for the year ended December 31, 2000.

****	Incorporated by reference to SciQuest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

*****	Incorporated by reference to SciQuest’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

******	Incorporated by reference to SciQuest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

*******	Incorporated by reference to SciQuest’s Annual Report on Form 10-K for the year ended December 31, 2002.

********	Incorporated by reference to SciQuest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

*********	Incorporated by reference to SciQuest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

+	Previously filed.

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

(continued)

The accompanying notes are an integral part of these financial statements.

SciQuest, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY —(Continued)

	Common Stock		Additional Paid in Capital	Deferred Compensation	Deferred Customer Acquisition Costs	Accumulated Other Comprehensive Income (Loss)	Common Stock In Treasury		Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount					Shares	Amount
Balance at December 31, 2001	3,890,070	29,176	317,931,597	(558,609)	(4,098,906)	(18,144)	(40,533)	(281,088)	(205,818,397)	107,185,629
Issuance of common stock in exchange for all outstanding shares of Textco, Inc.	65,060	488	449,640	—	—	—	—	—	—	450,128
Issuance of common stock in exchange for all outstanding shares of HigherMarkets, Inc.	115,942	870	576,956	—	—	—	—	—	—	577,826
Issuance of Employee Stock Purchase Plan shares	20,113	151	117,520	—	—	—	—	—	—	117,671
Adjust deferred partner acquisition costs to fair value	—	—	(1,842,747)	—	1,833,812	—	—	—	—	(8,935)
Amortization of deferred partner acquisition costs	—	—	—	—	(383,990)	—	—	—	—	(383,990)
Amortization of deferred compensation	—	—	—	391,562	—	—	—	—	—	391,562
Forfeiture of deferred partner acquisition warrants	—	—	(2,643,876)	—	2,643,876	—	—	—	—	—
Forfeiture of stock options	—	—	(65,498)	65,498	—	—	—	—	—	—
Stock purchased for treasury	—	—	—	—	—	—	(56,454)	(359,485)	—	(359,485)
Exercise of common stock options and warrants	25,444	190	30,885	—	—	—	—	—	—	31,075
Foreign currency translation adjustment	—	—	—	—	—	8,739	—	—	—	8,739
Net loss	—	—	—	—	—	—	—	—	(70,787,647)	(70,787,647)

Balance at December 31, 2002	4,116,629	$30,875	$314,554,477	$(101,549)	$(5,208)	$(9,405)	(96,987)	$(640,573)	$(276,606,044)	$37,222,573

(continued)

The accompanying notes are an integral part of these financial statements.

SciQuest, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY —(Continued)

	Common Stock		Additional Paid in Capital	Deferred Compensation	Deferred Customer Acquisition Costs	Accumulated Other Comprehensive Income (Loss)	Common Stock In Treasury		Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount					Shares	Amount
Balance at December 31, 2002	4,116,629	30,875	314,554,477	(101,549)	(5,208)	(9,405)	(96,987)	(640,573)	(276,606,044)	37,222,573
Adjustment of common stock given in exchange for all outstanding shares of HigherMarkets, Inc.	(28,986)	(217)	(97,609)	—	—	—	—	—	—	(97,826)
Receipt and retirement of common stock in exchange for all assets of the BioSupplyNet Sourcebook	(35,875)	(36)	(157,455)	—	—	—	—	—	—	(157,491)
Receipt and retirement of common stock in exchange for all outstanding shares of Textco, Inc.	(65,060)	(65)	(266,942)	—	—	—	—	—	—	(267,007)
Issuance of Employee Stock Purchase Plan shares	12,705	47	39,686	—	—	—	—	—	—	39,733
Effect of reverse stock split	(298)	(26,613)	25,273	—	—	—	—	—	—	(1,340)
Adjust deferred partner acquisition costs to fair value	—	—	1,311	—	(1,311)	—	—	—	—	—
Amortization of deferred partner acquisition costs	—	—	—	—	6,519	—	—	—	—	6,519
Amortization of deferred compensation	—	—	—	78,869	—	—	—	—	—	78,869
Forfeiture of stock options	—	—	(22,680)	22,680	—	—	—	—	—	—
Stock purchased for treasury	—	—	—	—	—	—	(156,924)	(618,375)	—	(618,375)
Exercise of common stock options and warrants	1,615	10	635	—	—	—	—	—	—	645
Foreign currency translation adjustment	—	—	—	—	—	9,405	—	—	—	9,405
Net loss	—	—	—	—	—	—	—	—	(16,590,276)	(16,590,276)

Balance at December 31, 2003	4,000,730	$4,001	$314,076,696	$—	$—	$—	(253,911)	$(1,258,948)	$(293,196,320)	$19,625,429

The accompanying notes are an integral part of these financial statements.

SciQuest, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2001	2002	2003
Cash flows from operating activities
Net loss	$(82,837,105)	$(70,787,647)	$(16,590,276)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	48,779,403	10,105,189	5,189,882
Bad debt expense	560,426	225,000	50,000
Non-cash buyer incentive warrants	8,935	(8,935)	—
Loss on disposal from discontinued operations	—	—	247,417
Non-cash disposal of product lines	—	—	(157,491)
Accounting change-impairment of goodwill	—	38,257,357	—
Impairment of intangible assets	—	7,155,914	—
Amortization of deferred compensation	1,076,052	391,562	78,869
Amortization of deferred customer acquisition costs	2,100,123	(383,990)	6,519
Amortization of discount on investments	11,753	256,901	129,554
Loss from disposal of fixed assets	73,947	80,858	110,995
Asset write downs and other charges of restructuring	6,668,921	2,900,000	1,282,000
Changes in operating assets and liabilities:
Accounts receivable	10,764,978	2,350,071	1,071,639
Prepaid expenses and other current assets	1,441,983	37,124	101,498
Other assets	2,963,508	348,489	(789,992)
Accounts payable	(5,806,626)	123,246	145,791
Accrued liabilities	(2,496,696)	(1,427,725)	(1,358,174)
Deferred revenue	1,111,723	408,781	1,144,159

Net cash used in operating activities	(15,578,675)	(9,967,805)	(9,337,610)

Cash flows from investing activities
Purchase of property and equipment and capitalized software	(7,348,292)	(2,652,906)	(2,273,525)
Proceeds from sale of equipment	147,833	129,750	24,043
Cash received from acquisitions	—	49,092	—
Cash paid for acquisitions	—	(1,038,188)	—
Maturity of investments	52,781,738	34,064,959	19,650,649
Purchase of investments, including restricted cash	(24,361,004)	(33,700,581)	(6,230,888)

Net cash provided by (used in) investing activities	21,220,275	(3,147,874)	11,170,279

Cash flows from financing activities
Borrowings under notes payable	2,300,000	750,000	750,000
Repayment of notes payable	—	(1,187,167)	(300,000)
Repayment of capital lease obligations	(2,647,259)	(154,946)	(44,721)
Proceeds from exercise of common stock warrants and options	37,245	31,075	645
Proceeds from issuance of common stock under employee stock purchase plan	169,391	117,671	39,733
Shares repurchased and retired from reverse stock split	—	—	(1,340)
Purchase of treasury stock	(281,088)	(359,485)	(618,375)

Net cash used in financing activities	(421,711)	(802,852)	(174,058)

Effect of exchange rate changes on cash and cash equivlents	(12,775)	8,739	9,405

Net increase (decrease) in cash and cash equivalents	5,207,114	(13,909,792)	1,668,016
Cash and cash equivalents at beginning of period	20,162,831	25,369,945	11,460,153

Cash and cash equivalents at end of period	$25,369,945	$11,460,153	$13,128,169

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

SciQuest, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Date: April 29, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN J. WIEHE Stephen J. Wiehe	Chief Executive Officer (Principal Executive Officer) and Director	April 29, 2004

/s/ DAVID R. POUCHER David R. Poucher	Controller (Principal Financial Officer)	April 29, 2004

/s/ M. SCOTT ANDREWS M. Scott Andrews	Director	April 29, 2004

/s/ DANIEL F. GILLIS Daniel F. Gillis	Director	April 29, 2004

/s/ H. ALEXANDER HOLMES H. Alexander Holmes	Director	April 29, 2004

/s/ LLOYD SEGAL Lloyd Segal	Director	April 29, 2004

/s/ LOUIS M. SHERWOOD Louis M. Sherwood	Director	April 29, 2004