Form 10-Q
period 2004-03-31
SCIQUEST INC
filed 2004-05-13
CIK 1082526

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

As of May 6, 2004, 3,769,557 shares of Common Stock, $.001 par value, were outstanding.

SCIQUEST, INC.

PART I

Item 1. Financial Statements

SciQuest, Inc.

CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,536,919	$13,128,169
Short-term investments	3,247,228	2,257,784
Accounts receivable, net	1,002,246	1,172,263
Prepaid expenses and other current assets	2,011,539	2,907,267

Total current assets	15,797,932	19,465,483

Long-term investments	3,889,000	3,889,000
Property and equipment, net	1,238,108	1,403,496
Capitalized software and web site development costs, net	5,613,817	5,940,667
Other intangible assets, net	164,558	182,843
Other long-term assets	1,195,600	999,953

Total assets	$27,899,015	$31,881,442

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$564,461	$552,621
Accrued liabilities	4,491,122	5,624,956
Deferred revenue	3,980,716	3,765,603

Total current liabilities	9,036,299	9,943,180

Long-term debt	2,312,833	2,312,833

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 90,000,000 shares authorized; 4,001,063 and 4,000,730 shares issued as of March 31, 2004 and December 31, 2003, respectively	4,001	4,001
Additional paid-in capital	314,079,519	314,076,696
Treasury stock, at cost; 253,911 shares as of March 31, 2004 and December 31, 2003	(1,258,948)	(1,258,948)
Accumulated deficit	(296,274,689)	(293,196,320)

Total stockholders’ equity	16,549,883	19,625,429

Total liabilities and stockholders’ equity	$27,899,015	$31,881,442

The accompanying notes are an integral part of these financial statements.

SciQuest, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2004	2003
Revenues:
License fees and other professional services	$1,854,481	$1,688,118

Cost of revenues:
Cost of license fees and other professional services	435,126	705,233
Cost of license fees-amortization of acquired and capitalized software costs	551,239	1,137,911

Total cost of revenues	986,365	1,843,144

Gross profit (loss)	868,116	(155,026)

Operating expenses:
Development	1,664,786	1,287,971
Non-cash stock-based employee compensation	—	62,377

Total development expenses	1,664,786	1,350,348

Sales and marketing	1,229,340	1,250,190
Non-cash stock-based employee compensation and customer acquisition expense	1,575	2,548

Total sales and marketing expenses	1,230,915	1,252,738

General and administrative	1,488,815	2,334,362
Non-cash stock-based employee compensation and amortization of intangibles	18,285	30,310

Total general and administrative expenses	1,507,100	2,364,672

Restructuring	—	380,000

Total operating expenses	4,402,801	5,347,758

Operating loss	(3,534,685)	(5,502,784)

Other income (expense):
Interest income	99,579	161,940
Interest expense	(23,552)	(20,137)
Other income, net	380,289	463

Total other income, net	456,316	142,266

Loss from continuing operations	(3,078,369)	(5,360,518)
Loss from discontinued operations	—	(89,824)

Net loss	$(3,078,369)	$(5,450,342)

Net loss per common share—basic and diluted:
From continuing operations	$(0.82)	$(1.37)
Loss from discontinued operations	—	(0.02)

Net loss per share-basic and diluted	$(0.82)	$(1.39)

Weighted average common shares outstanding—basic and diluted	3,747,031	3,922,360

The accompanying notes are an integral part of these financial statements.

SciQuest, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities
Net loss	$(3,078,369)	$(5,450,342)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	912,506	1,996,009
Bad debt expense (benefit)	(125,000)	50,000
Amortization of deferred compensation	—	72,047
Amortization of deferred customer acquisition costs	1,575	4,903
Amortization of discount on investments	10,556	49,872
Gain from disposal of fixed assets	(505)	(400)
Asset write downs and other charges of restructuring	—	380,000
Changes in operating assets and liabilities:
Accounts receivable	295,017	783,277
Prepaid expenses and other current assets	895,728	770,117
Other assets	(195,647)	(184,818)
Accounts payable	11,840	64,659
Accrued liabilities	(1,133,834)	(769,317)
Deferred revenue	215,113	(370,271)

Net cash used in operating activities	(2,191,020)	(2,604,264)

Cash flows from investing activities
Purchase of property and equipment and capitalized software	(401,983)	(801,149)
Proceeds from sale of equipment	505	400
Maturity of investments	—	14,350,000
Purchase of investments, including restricted cash	(1,000,000)	(4,110,920)

Net cash provided by (used in) investing activities	(1,401,478)	9,438,331

Cash flows from financing activities
Repayment of capital lease obligations	—	(44,721)
Proceeds from exercise of common stock warrants and options	1,248	369
Purchase of treasury stock	—	(465,714)

Net cash provided by (used in) financing activities	1,248	(510,066)

Effect of exchange rate changes on cash and cash equivalents	—	(5,874)

Net increase (decrease) in cash and cash equivalents	(3,591,250)	6,318,127
Cash and cash equivalents at beginning of period	13,128,169	11,460,153

Cash and cash equivalents at end of period	$9,536,919	$17,778,280

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

Liquidity

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company had an accumulated deficit of $296 million at March 31, 2004, and during the quarter then ended used cash in operating activities of $2.2 million and incurred a net loss of $3.1 million. The Company expects to continue generating losses through at least 2004.

The Company has funded its operations primarily through private placements of preferred stock during 1998 and 1999 and its 1999 initial public offering. As of March 31, 2004, the Company had total cash and investments of $16.7 million, which is comprised of cash and cash equivalents of $9.5 million, short-term investments of $3.3 million and long-term investments of $3.9 million.

During 2001, the Company restructured its operations and transitioned from an e-commerce transaction company to a software and related services provider. As a result, there is only limited operating history under the current business model with which to estimate future performance. The Company’s cash flow is dependent on its ability to control expenses and achieve revenue growth which is dependent on the Company’s ability to sell software licenses and related services as well as acquire or develop new products and service offerings. Additionally, 16% of the Company’s revenue for the three months ended March 31, 2004 was generated by one customer, and the Company expects that large individual transactions with major customers may continue to represent a large percentage of revenues.

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

SciQuest, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Based on the average quarterly cash outlay for operating expenses incurred in the eleven quarters after the June 2001 restructuring and budgeted expenditures for 2004, the Company believes cash and investments at March 31, 2004 will be sufficient to satisfy requirements for more than the next twelve months. However, lower than expected cash flows as a result of lower revenues or increased expenses could require the Company to raise additional capital in order to maintain its operations.

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The unaudited interim consolidated financial statements as of and for the three months ended March 31, 2004 and 2003 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments necessary to present fairly the consolidated balance sheets, statements of operations and statements of cash flows for the periods presented in accordance with generally accepted accounting principles. The consolidated balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date. Certain information and footnote disclosures have been omitted in accordance with the rules and regulations of the SEC. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2003 included in the Company’s Form 10-K, filed with the SEC on March 25, 2004. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

Principles of Consolidation

As of December 31, 2003, the Company reorganized its corporate structure and merged HigherMarkets Inc. (“HigherMarkets”) with SciQuest, Inc. As of March 31, 2004, the financial statements include the accounts of SciQuest, Inc. without any subsidiaries. Prior to the reorganization, the consolidated financial statements include the accounts of SciQuest, Inc. and its wholly-owned subsidiary, HigherMarkets, Inc. All significant intercompany accounts and transactions have been eliminated. During the second quarter of 2003, the Company reorganized its corporate structure dissolving SciQuest Europe, Limited, and sold Textco, Inc., a wholly-owned subsidiary. Prior to the reorganization and sale, the consolidated financial statements include the accounts of SciQuest, Inc. and its wholly-owned subsidiaries, SciQuest Europe, Limited (formerly EMAX Solution Partners (UK) Limited), Textco, Inc. (“Textco”) and HigherMarkets, Inc. All significant intercompany accounts and transactions have been eliminated.

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

SciQuest, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Restricted Cash

At March 31, 2004, restricted cash of $500,000, $245,000 and $3,889,000 included in cash and cash equivalents, short-term investments and long-term investments, respectively, is comprised of certificates of deposit, money market and other investment accounts which serve as collateral for the Company’s lease commitments, officer and founder loans guaranteed by the Company and long-term debt.

Accounts Receivable

The Company bears all risk of loss on credit sales. Accounts receivable are presented net of an allowance for doubtful accounts of approximately $47,000 and $152,000 at March 31, 2004 and December 31, 2003, respectively.

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

Capitalized Software Costs

Software development costs related to software products sold to customers are required to be capitalized beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. Capitalized software costs resulted from the acquisitions of EMAX, Textco, Groton NeoChem and HigherMarkets as determined by valuations prepared by management and from developing standardized versions of software products for sale. Capitalized software costs are amortized over the period of expected benefit, which is typically two to four years, at a rate based on the higher of the straight-line or expected revenue methods.

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

SciQuest, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts payable and accounts receivable at March 31, 2004 and December 31, 2003 approximated their fair values due to the short-term nature of these items. The Company considers its short-term and long-term investments to be held-to-maturity, and therefore these investments are carried at amortized cost.

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

The Company sells subscriptions to its hosted e-procurement and materials management solutions. The implementation services and the total subscription fees are recognized ratably over the term of the agreement. Revenues from the sale of software licenses and custom development and implementation services under fixed-fee contracts are recognized using the percentage-of-completion method over the term of the development and implementation services. Revenues from the sale of standardized versions of software are recognized upon customer acceptance in accordance with Statement of Position 97-2, “Software Revenue Recognition.” Revenues from implementation services are recognized concurrently with the effort and costs incurred by the Company, at billable rates specified in the terms of the contract. Losses expected to be incurred on custom development and implementation services contracts in process, for which the fee is fixed, are charged to income in the period in which the estimated losses are initially identified. The Company sells maintenance contracts to provide updates and standard enhancements to its software products. Maintenance fee revenue is recognized ratably over the term of the arrangements, generally one year.

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

SciQuest, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Cost of Revenues

The cost of software licensing, implementation and maintenance revenues consists primarily of personnel costs for employees who work directly on the development and implementation of customized electronic research solutions and who provide maintenance to customers, and also consists of the amortization of capitalized software development costs. The cost of revenue for subscriptions to e-procurement and materials management solutions and for the related implementation services is recognized ratably over the term of the agreement. Cost of advertising revenue includes the cost of preparing the advertisements for display on the Company’s web sites and the cost of publishing and distributing the Source Book. Advertising production costs are recorded as cost of revenues the first time an advertisement appears on the Company’s web sites.

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

Deferred Customer Acquisition Costs

Deferred customer acquisition costs relate to common stock warrants given in 1999 to several key suppliers and buyers of scientific products. The amount of deferred customer acquisition costs is and will be adjusted in each reporting period based on changes in the fair value of the underlying common stock until such date as the warrants are fully vested and non-forfeitable or cancelled. Deferred customer acquisition costs will be amortized as a non-cash charge to sales and marketing expense over the term of the related contractual relationship using a cumulative catch-up method. The terms of the contractual relationships range from three to five years (see Note 4). Deferred customer acquisition costs are presented net of accumulated amortization.

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

SciQuest, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Had compensation expense for the plans been determined based on the fair value at the grant dates for awards under the plans consistent with the methods of SFAS No. 123, the Company’s net loss for the three months ended March 31, 2004 and 2003 would have been increased to the pro forma amounts indicated below:

	Three Months Ended March 31,
	2004	2003
Net loss available to common stockholders:
As reported	$(3,078,369)	$(5,450,342)
Add: Stock-based employee compensation expense included in reported net loss, net of tax related effects	—	72,047
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(424,788)	(1,035,025)

SFAS 123 proforma	$(3,503,157)	$(6,413,320)

Loss per share—basic and diluted:
As reported	$(0.82)	$(1.39)

SFAS 123 proforma	$(0.93)	$(1.64)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the three months ended March 31, 2004 and 2003: risk free interest of 3.0% and 2.9% respectively; expected lives of five years; dividend yields of 0%; and volatility factors of 114% and 125%, respectively.

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

During the three months ended March 31, 2004, one customer comprised 16% of the Company’s revenue. Although substantially all of the Company’s revenues are from sales transactions originating in the United States, generating revenue from large sales and installations of software increases short-term concentrations of credit risk with respect to accounts receivable. This credit risk is typically limited due to the contractual structure and short-term nature of each engagement and because most customers are located in the United States. At March 31, 2004, two customers comprised 25% and 16%, respectively, of the gross accounts receivable balance.

Comprehensive Income (Loss)

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income.” Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. The Company’s only item of other comprehensive income was foreign currency translation during the three months ended March 31, 2003.

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

SciQuest, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Net Income (Loss) Per Common Share

Basic net income (loss) per common share (“Basic EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per common share (“Diluted EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants. The calculation of the net loss per share available to common stockholders for the three months ended March 31, 2004 and 2003 does not include any potential shares of common stock equivalents, as their impact would be anti-dilutive.

In September 2001, the Board of Directors authorized a stock repurchase program. The program authorizes the Company to purchase up to $5 million of common stock over the next twelve months from time to time in the open market or in privately negotiated transactions depending on market conditions. On August 28, 2002, the Company’s Board of Directors extended its prior authorization for an additional twelve months. As of March 31, 2004, the Company had purchased and placed in treasury 253,911 shares of its common stock at a cost of $1,258,948.

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

SciQuest, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

3. Restructuring

In June 2001, the Company announced a restructuring of the business to eliminate outsourced procurement services. The restructuring included the elimination of certain unprofitable business lines and a resultant reduction in workforce of approximately one-half of the employees located in the United States. The restructuring charge included approximately $2.4 million of other costs and lease obligations relating to the unprofitable business lines to be eliminated. This restructuring has been concluded except for the lease obligations.

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

The following table summarizes information about the Company’s restructuring plans:

	Liability at December 31, 2003	Additional Restructuring Expenses	Impairment Expenses and Charges to Liability	Remaining Liability at March 31, 2004
Number of employees	—	—	—	—

Involuntary termination benefits	$—	$—	$—	$—
Other costs, primarily lease obligations	3,254,534	—	256,635	2,997,899

Total	$3,254,534	$—	$256,635	$2,997,899

SciQuest, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

4. Strategic Relationships

In October, November and December 1999, the Company entered into strategic relationships with a number of key suppliers and buyers of scientific products. As a part of these arrangements, the Company issued to these companies 546,890 warrants to purchase the Company’s common stock at an exercise price of $0.075 per share of which 7,500 warrants were issued and outstanding at March 31, 2004. During 2001 and 2002, warrants representing 486,004 shares of common stock were cancelled. These cancellations will not have any effect on net stockholders’ equity. Future amortization costs will be reduced by an undetermined amount. At March 31, 2004 and December 31, 2003, the Company had deferred customer acquisition costs of $3,258,280 and $3,256,705, respectively, with accumulated amortization of $3,258,280 and $3,256,705, respectively, resulting in net costs of $0 and $0, respectively related to these warrants. The amount of deferred customer acquisition costs will be adjusted in future reporting periods based on changes in the fair value of the warrants until such date as the warrants are fully vested and non-forfeitable. Deferred customer acquisition costs will be amortized to operating expense over the term of the related contractual relationship, which in the case of the buyer agreements is three years and in the case of the supplier agreements is four or five years, using a cumulative catch-up method. The Company recognized $1,575 and $6,215 in stock-based non-cash customer acquisition expense during the three months ended March 31, 2004 and 2003, respectively, related to the amortization of deferred customer acquisition costs.

5. Legal Proceedings

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

During 2001, a customer filed an action seeking a declaratory judgment that its license entitled it to permit non-customer employees to use the Company’s licensed software. In addition, the complaint alleged breach by the Company of an agreement pursuant to which the Company was to upgrade the software to a newer version. The complaint sought damages alleged to exceed $1,000,000. The litigation arose out of the Company’s discovery that the customer had permitted non-customer employees to use the software. After attempts proved unsuccessful to amicably resolve the dispute, the Company suspended work on the upgrade and the customer failed to pay for the work performed. The Company defended the action and asserted its counterclaims seeking damages in excess of $2,000,000 for copyright infringement and breach of contract and seeking to recover the amounts due for work previously billed, but unpaid. In March 2004, the parties, under the guidance of the magistrate, agreed to a settlement structure of $450,000 to be paid to SciQuest with a release of all other claims. The settlement was received during March 2004 and the portion exceeding the outstanding customer balance was recorded as other income.

SciQuest, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

6. Related Party Transactions

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

7. Divestitures

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

The results of operations of the business unit are shown as discontinued operations for all periods presented. The following is the condensed financial information for the Textco business unit for the three months ended March 30, 2003.

Three Months Ended March 31, 2003
Revenue	$192,911
Gross profit	$34,227
Operating expenses	$124,051
Income (loss) from operations	$(89,824)
Loss on disposal	—

Total income (loss) from discontinued operations	$(89,824)

Effective July 2003, the Company divested the net assets related to BioSupplyNet and recognized a gain on the transaction of $170,000.

Effective September 2003, the Company divested the net assets related to Groton NeoChem and recognized a loss of $165,000.

SciQuest, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

8. Reverse Stock Split

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

9. Subsequent Event

On April 10, 2004 the Company entered into a definitive acquisition agreement to be acquired by Trinity Ventures. Under the terms of the agreement, Trinity Ventures will acquire SciQuest in a transaction valued at $25,250,000 by means of a cash merger. The amount of cash per share of outstanding share of Sciquest common stock was estimated to be approximately $6.25, assuming the acquisition closes on or about July 31, 2004. The actual per share cash consideration that will be received by SciQuest stockholders will be equal to $25,250,000 divided by the number of all issued and outstanding shares of common stock as of the closing of the acquisition plus the number of shares of common stock subject to in-the-money stock options that are vested as of the closing of the acquisition. The acquisition would result in SciQuest becoming wholly-owned by Trinity Ventures. If the acquisition is consummated, SciQuest will no longer be a public company and will no longer be listed on the NASDAQ National Market.

The closing of the merger is subject to a number of conditions, including clearance by the Securities and Exchange Commission of the form of proxy statement to be sent to the Company’s stockholders for their approval of the merger and obtaining the approval of the merger by the holders of at least a majority of the issued and outstanding shares of the Company’s common stock.

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

Some of the statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report contain forward-looking information. You can identify these statements by forward-looking words such as “expect,” “anticipate,” “believe,” “goal,” “plan,” “intend,” “estimate,” “predict,” “project,” “potential,” “continue,” “may,” “will,” and “should” or similar words. They include statements concerning:

•	expansion of our product and service offerings;

•	future sources of revenues;

•	future development expenses;

•	future sales and marketing expenses;

•	future general and administrative expenses;

•	future non-cash stock-based customer acquisition costs;

•	future operating expenses;

•	future interest income;

•	future cash flows;

•	future operating losses;

•	future licensing of software from third parties;

•	future effects of our contractual obligations and other off-balance sheet arrangements;

•	future revenue from a limited number of large customers;

•	the length of our sales cycle;

•	our international expansion;

•	results of our marketing efforts;

•	future competition;

•	future acquisition activity;

•	affect of changes in market interest rates on our operating results or cash flows;

•	operation of the business if our proposed acquisition by Trinity Ventures is not consummated; and

•	the adequacy of our existing liquidity and capital resources.

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

Proposed Acquisition of SciQuest by Trinity Ventures

On April 10, 2004, we entered into a definitive acquisition agreement to be acquired by Trinity Ventures. Under the terms of the agreement, Trinity Ventures will acquire SciQuest in a transaction valued at $25,250,000 by means of a cash merger. The amount of cash per share of outstanding share of Sciquest common stock was estimated to be approximately $6.25, assuming the acquisition closes on or about July 31, 2004. The actual per share cash consideration that will be received by our stockholders will be equal to $25,250,000 divided by the number of all issued and outstanding shares of common stock as of the closing of the acquisition plus the number of shares of common stock subject to in-the-money stock options that are vested as of the closing of the acquisition. The acquisition would result in SciQuest becoming wholly-owned by Trinity Ventures. If the acquisition is consummated, SciQuest will no longer be a public company and will no longer be listed on the NASDAQ National Market.

The closing of the merger is subject to a number of conditions, including clearance by the Securities and Exchange Commission of the form of proxy statement to be sent to our stockholders for their approval of the merger and obtaining the approval of the merger by the holders of at least a majority of the issued and outstanding shares of our common stock.

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

Revenues consist of (1) sales of subscriptions to our hosted e-procurement and materials management solutions, (2) sales of software licenses and fees for implementation, customization and maintenance services related to these software licenses, (3) advertising revenues from our web sites, and (4) advertising revenues from the BioSupplyNet Source Book (through 2003), an annual catalog of industry suppliers. We expect that sales of subscriptions to our hosted e-procurement and materials management solutions, software licenses and fees for implementation, customization and maintenance services related to these software licenses will be the primary sources of revenues in future periods.

We sell subscriptions to our hosted e-procurement and materials management solutions. The implementation services and the total subscription fees are recognized ratably over the term of the agreement. We realize revenue from the sale of licenses to our delivered software products, the implementation and customization of our software products and the sale of maintenance and support contracts. We recognize revenues from the sale of licenses to our software products and implementation and customization that are deemed to be essential to the functionality of these software products, on a percentage-of-completion basis over the period of the customization and implementation services, which generally ranges from three to nine months. We recognize revenues from the sale of maintenance and support contracts ratably over the period of the maintenance and support agreements, which is typically twelve months. Revenues from the sale of standardized versions of software are recognized upon customer acceptance in accordance with Statement of Position 97-2, “Software Revenue Recognition.”

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

Allowance for doubtful accounts. We bear all risk of loss on credit sales of products, licenses and professional services. The allowance for doubtful accounts at March 31, 2004 represents approximately 5% of total gross accounts receivable. Management’s estimate is developed from analysis of each individual customer account. Based on current economic conditions and historical experience, we believe that the allowance is adequate. However, if general economic conditions worsen, it could negatively impact the ability of customers to pay their obligations to us.

Restructuring. We previously announced three restructuring programs in prior years involving exiting certain unprofitable business lines. Various estimates developed from assumptions are involved in calculating the restructuring charges, especially related to lease obligations. Generally accepted accounting principles require that continuing lease obligations no longer providing economic benefit be calculated and offset by estimated sublease proceeds obtainable for the property. Estimating the potential sublease proceeds is dependent upon our ability to predict general and local economic market conditions.

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

New accounting standards require a change in the methodology for measuring impairment by estimating fair value by using a discounted cash flow approach rather than an undiscounted cash flow approach (see Note 2 to the Consolidated Financial Statements). The assumptions used in discounting cash flows attributable to the reporting units or asset groups to which goodwill and intangible assets relate, could have a material impact on our estimates of the recoverability and fair value of these assets and, in turn, impact the necessity and magnitude of a future impairment charge.

We adopted Statement of Financial Accounting Standards No. 142, “Goodwill and other Intangible Assets” (“SFAS No. 142”) effective January 1, 2002. This statement addresses accounting and reporting for acquired goodwill and intangible assets. As of the end of each period presented, all of our intangible assets had definitive lives and were being amortized accordingly.

We evaluate the recoverability of our intangible assets subject to amortization in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”). SFAS No. 144 requires long-lived assets to be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment is recognized in the event that the net book value of an asset exceeds the sum of the future undiscounted cash flows attributable to such asset or the business to which such asset relates and the net book value exceeds fair value. The impairment amount would be measured as the amount by which the carrying amount of a long-lived asset (or asset group) exceeds its fair value.

Internal Controls

Our Chief Executive Officer and our Controller, who serves as our principal financial officer, have reviewed the effectiveness of our company’s disclosure controls and procedures as of March 31, 2004 (the “Evaluation Date”). Based on this review, these officers believe that such disclosure controls and procedures as of the Evaluation Date were adequate to ensure that material information relating to our company, including its consolidated subsidiaries, is made known to management by others within the company and its consolidated subsidiaries. To these officers’ knowledge, there were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date.

Three Months Ended March 31, 2004 and 2003

Revenues

Revenues for the three months ended March 31, 2004 and 2003 have been derived primarily from the sale of subscriptions to and implementations of our hosted e-procurement and materials management solutions, from the sale of licenses of our software products and from fees charged for the implementation and customization of our software products.

During the three months ended March 31, 2004 and 2003, we recognized $1.9 million and $1.7 million, respectively, of revenue from fees from licenses and other professional services.

During the three months ended March 31, 2004, one customer accounted for 16% of revenues from continuing operations. There can be no assurance that this customer will continue to purchase at this level.

Cost of Revenues

Cost of revenues for license fees and other professional services primarily consist of personnel costs for employees who work directly on the development and implementation of customized electronic research solutions and who provide maintenance to customers as well as the amortization of capitalized software development costs.

Cost of revenues for license fees and other professional services from continuing operations for the three months ended March 31, 2004 and 2003 was $1.0 million and $1.8 million, respectively, of which $0.6 million and $1.1 million, respectively, related to the amortization of acquired and capitalized software development costs. Cost of revenues for licenses and other professional services from continuing operations for the three months ended March 31, 2004, decreased primarily due to reduced amortization of acquired and capitalized software development costs.

Gross Profit

Gross profit increased to $0.9 million for the three months ended March 31, 2004 from $(0.2) million for the three months ended March 31, 2003. The increase in gross profit relating to licenses and professional fees is primarily attributable to the decrease in amortization of acquired and capitalized software development costs to $0.6 million from $1.1 million.

Operating Expenses

Development Expenses. Development expenses consist primarily of personnel and related costs to develop, operate and maintain our software, aggregate data and the amortization of capitalized development costs.

Development expenses increased to $1.7 million for the three months ended March 31, 2004 from $1.4 million for the three months ended March 31, 2003. During the three months ended March 31, 2004 and 2003, we capitalized approximately $0.4 million and $0.7 million, respectively, of certain costs related to software and hosted application development projects.

Included in development expenses is the amortization of non-cash stock-based employee compensation expense, which totaled approximately $0 and $62,000 for the three months ended March 31, 2004 and 2003, respectively. This is primarily due to stock options that had been issued to employees with exercise prices less than fair value on the date of grant. Deferred compensation recorded due to the issuance of such stock options is charged to stock-based employee compensation expense over the vesting term of the options. The number of such stock options has been reduced due to headcount reductions during 2003, resulting in reduced non-cash expense.

We expect our development expenses for the remaining quarters of 2004 to be similar to the first quarter of 2004.

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of operating expenses such as salaries and other related costs for sales and marketing personnel, travel expenses, public relations expenses and marketing materials as well as amortization of non-cash stock-based customer acquisition costs.

Total sales and marketing expenses decreased to $1.2 million for the three months ended March 31, 2004 from $1.3 million for the three months ended March 31, 2003.

Stock-based customer acquisition costs represent the amortization of deferred customer acquisition costs that were initially recorded in November 1999 upon the issuance of common stock warrants to key suppliers and customers. The value of these warrants is adjusted each reporting period based upon the closing trading price of our common stock at each balance sheet date. Decreases in our closing trading price from one reporting period to the next will likely result in a benefit, and increases in our closing trading price will likely result in charges to expense. Because the amortization of these costs is dependent upon the trading price of our common stock, the future amounts of this amortization will vary based on trading price fluctuations. During 2001 and the second half of 2002, the majority of these warrants were cancelled. Non-cash stock-based customer acquisition costs for the three months ended March 31, 2004 decreased to approximately $1,600 from $4,900 for the three months ended March 31, 2003 and are expected to be minimal in the future due to the reduced number of warrants outstanding.

Also included in sales and marketing expense is the amortization of non-cash stock-based employee compensation expense, which totaled approximately $0 and $(2,400) for the three months ended March 31, 2004 and 2003, respectively. This is primarily due to stock options that had been issued to employees with exercise prices less than fair value on the date of grant. Deferred compensation recorded due to the issuance of such stock options is charged to stock-based employee compensation expense over the vesting term of the options. The number of such stock options has been reduced due to the headcount reductions during 2003, resulting in reduced non-cash expense.

We expect our sales and marketing expenses to increase slightly compared to 2003, as we increase the focus of our sales and marketing efforts on our procurement product platform.

General and Administrative Expenses. General and administrative expenses consist primarily of operating expenses such as personnel and related costs for our general corporate functions, including finance, accounting, legal, human resources, investor relations and facilities as well as the amortization of intangibles.

Total general and administrative expenses decreased to $1.5 million for the three months ended March 31, 2004 from $2.4 million for the three months ended March 31, 2003. This decrease in general and administrative expenses is primarily the result of decreased operating and lease costs related to the restructuring initiated during 2003, reduced depreciation and amortization expense and a reduction of $175,000 in bad debt expense due to settlement of litigation. These reductions were partially offset by an increase in professional services related to the proposed acquisition of SciQuest by Trinity Ventures.

Included in general and administrative expenses is the amortization of non-cash stock-based employee compensation expense, which totaled approximately $0 and $12,000 for the three months ended March 31, 2004 and 2003, respectively. This is primarily due to stock options that had been issued to employees with exercise prices less than fair value on the date of grant. Deferred compensation recorded due to the issuance of such stock options is charged to stock-based employee compensation expense over the vesting term of the options. The number of such stock options has been reduced due to the headcount reductions during 2003, resulting in reduced non-cash expense.

Also included in general and administrative expenses is the amortization of intangible assets totaling approximately $18,000 and $18,000 for the three months ended March 31, 2004 and 2003, respectively. This amortization of intangible assets relates to our acquisitions.

We expect general and administrative expenses to be slightly lower in 2004 compared to 2003 due to the higher level of personnel employed during the first part of 2003. However, this reduction may be offset by additional professional services expected to be incurred in connection with the proposed acquisition of SciQuest by Trinity Ventures.

Restructuring. During the first quarter of 2003, we began refocusing resources to support our procurement product platform and reducing costs in other areas, which resulted in an elimination of approximately 50 full-time positions by the end of the second quarter of 2003. The restructuring expense of $380,000 in the first quarter of 2003 represents the recognition of severance expense covering the final 36 full-time positions. There was no restructuring expense incurred during the first quarter of 2004.

Other Income (Expense)

Other income (expense) primarily consists of interest income earned on cash deposited in money market accounts and other short and long-term investments partially reduced by interest expense incurred on debt obligations. Net other income (expense) increased to $0.5 million for the three months ended March 31, 2004 from $0.1 million for the three months ended March 31, 2003. This increase was primarily from settlement proceeds of a litigation that was partially offset by reduced interest income resulting from our use of cash and investments to fund operations during the last twelve months. We expect net interest income to continue to be lower in 2004 than in 2003.

Loss from Discontinued Operations

During the second quarter of 2003, we sold Textco, Inc. As a result, we reclassified previously reported revenue and expense items from the respective lines in the Statement of Operations to Loss from Discontinued Operations. The loss from Textco, Inc. operations was approximately $90,000 during the three months ended March 31, 2003. Revenues and gross profit were approximately $193,000 and $34,000 for the three months ended March 31, 2003. There was no loss on discontinued operations in 2004 or adjustment to the previously recorded loss on the sale of the unit of approximately $247,000 during the second quarter of 2003.

Net Loss

Net loss decreased to $3.1 million for the three months ended March 31, 2004 from $5.5 million for the three months ended March 31, 2003. The reduction in net loss was primarily due to increased revenue and related gross profit due to decreased amortization of capitalized software, reduced depreciation and amortization expense, decreased operating and lease costs related to the restructuring initiated during 2003 and the reduction of bad debt expense and increase in other assets due to the $450,000 of litigation settlement proceeds.

Liquidity and Capital Resources

We have primarily funded our operations through private placements of our preferred stock during 1998 and 1999 and our initial public offering which closed in November 1999. As of March 31, 2004, we had total cash and investments of $16.7 million, which is comprised of cash and cash equivalents of $9.5 million, short-term investments of $3.3 million and long-term investments of $3.9 million.

Cash used in operating activities was $2.2 million and $2.6 million during the three months ended March 31, 2004 and 2003, respectively. Cash used in operating activities was principally for the development of our software solutions, our sales and marketing efforts and administration.

Cash provided (used) by investing activities during the three months ended March 31, 2004 and 2003 was $(1.4) million and $9.4 million, respectively. Cash used in investing activities has primarily been comprised of purchases of investments in US government obligations, commercial paper and corporate bonds, purchases of computer equipment and the capitalization of certain costs associated with the development of our hosted applications and with the development of research software systems. Cash was primarily provided from the maturity of investments.

Cash provided (used) by financing activities during the three months ended March 31, 2004 and 2003 was approximately $1,000 and $(0.5) million, respectively. During the three months ended March 31, 2003, we repurchased 119,858 shares of our common stock for $0.5 million.

During the three months ended March 31, 2004, we incurred an operating loss of $3.5 million. During the two years ended December 31, 2003 we incurred cumulative operating losses of $50 million and used $19.3 million of cash in operations. We have reduced our quarterly spending to an average of $2.4 million for net cash used in operating activities for the last eleven quarters following our 2001 restructuring. Based on this spending level, adjusted for our anticipated additional capital needs, we believe that our existing cash and investments of $16.7 million at March 31, 2004 will be sufficient to satisfy our cash requirements for more than the next twelve months. However, lower than expected cash flows as a result of lower revenues or increased expenses could require us to raise additional capital in order to maintain our operations. There are significant uncertainties, based on recent economic conditions and our limited operating experience as a software and related services provider, as to whether debt or equity financing will be available if we are required to seek additional funds. Even if we are able to secure funds in the debt or equity markets, we may not be able to do so on terms that are favorable or acceptable to us. Any additional equity financing, if available, could result in substantial dilution to our existing stockholders.

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

Off-Balance Sheet Arrangements

Other than the contractual obligations described in our annual report on Form 10-K, filed with the SEC on March 25, 2004, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

We incurred a net loss of $3.1 million for the three months ended March 31, 2004. To date, we have not realized any profits, and as of March 31, 2004, we had an accumulated deficit of $296 million. We expect to incur substantial operating losses and continued negative cash flow from operations for the foreseeable future. In fact, we expect to continue generating losses through at least 2004. We may not be able to increase revenues sufficiently to achieve profitability.

Our future profitability and cash flows are dependent upon our ability to control expenses.

Our operating plan to achieve profitability is based upon estimates of our future expenses. For instance, as compared to 2003, we expect our development expenses in 2004 to be comparable while we expect our sales and market expenses to increase slightly in 2004 and our general and administrative expenses to decrease slightly in 2004. If our future expenses are greater than anticipated, our ability to achieve profitability when expected may be negatively impacted. In addition, greater than anticipated expenses may negatively impact our cash flows, which could cause us to expend our capital faster than anticipated. While we expect our existing capital to be sufficient for more than the next twelve months, lower than expected cash flows due to increased expenses could require us to raise additional capital or significantly reduce expenses in order to maintain our operations. There can be no assurance that we will be able to raise such funds on favorable terms, or at all. Also, a large percentage of our expenses are relatively fixed, which may make it difficult to reduce expenses significantly in the future.

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

We expect that for the foreseeable future we will generate a significant portion of our revenues from a limited number of large customers. During the three months ended March 31, 2004, one customer accounted for 16% of our total revenues. Such large transactions are often non-recurring, making it difficult to predict future transactions. The failure of one or more large transactions to occur in any given period may materially and adversely affect our revenues for that period. If we lose any of our large customers or if we are unable to add new large customers, our revenues will not increase as expected. In addition, our reputation and brand name would be harmed.

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

We have invested significant time and resources in developing indirect sales channels for our products through relationships with companies such as SCT. We cannot assure you that our indirect sales channels will be successful or that we will be able to develop additional indirect sales channels. If these sales channels do not result in significant amounts of sales, our ability to achieve our revenue projections may be impaired. As we develop additional indirect sales channels, we may experience conflicts with our direct sales force to the extent that these sales channels target the same customer bases. Successful management of these potential conflicts will be necessary in order to maximize our revenue growth.

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

There is a risk that our proposed merger will not be completed.

On April 12, 2004, we announced that we had entered into a definitive merger agreement to be acquired by Trinity Ventures by means of a cash merger. Completion of the merger is subject to certain risks, including, but not limited to, the following:

•	that our stockholders will not approve the merger

•	that we will not be able to obtain all necessary third-party consents to the merger;

•	that we will not have performed, in all material respects, our obligations contained in the merger agreement prior to the effective time of the merger;

•	that the representations and warranties made by us in the merger agreement will not be true and correct, in all material respects, at the closing date of the merger;

•	that we may experience a material adverse effect with respect to our business; and

•	that there may be litigation that could prevent the merger.

As a result of various risks to the completion of the merger, we cannot assure you that the merger will be completed even if stockholder approval is obtained. If the merger is not completed for any reason, our management will continue to manage SciQuest as an ongoing business. If the merger is not completed, depending on the circumstances, we may be required to reimburse certain expenses of Trinity Ventures. Further, if the merger is not completed due to a termination of the merger agreement, our public perception could be adversely affected.

The terms of our merger agreement prohibit us from soliciting alternative transactions.

Under the terms of our merger agreement, we, our directors, officers and representatives are prohibited from (1) soliciting, initiating or encouraging any alternative business combination proposal or (2) participating in, encouraging any discussions or negotiating with, or furnishing information with respect to, any inquiries or the making of any alternative business combination proposals. In addition, the merger agreement places additional restrictions on how we may respond to an alternative business combination proposal. These restrictions may have the effect of discouraging or preventing an alternative arrangement that may provide more value to our stockholders than the merger.

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as a part of, or are incorporated by reference into, this report on Form 10-Q:

Exhibit Number	Description
3.1*	Second Amended and Restated Certificate of Incorporation of SciQuest.

3.2*******	Amendment to Second Amended and Restated Certificate of Incorporation of SciQuest.

3.3********	Amendment No. 2 to Second Amended and Restated Certificate of Incorporation of SciQuest.

3.4*	Amended and Restated Bylaws of SciQuest.

4.1*	See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws of SciQuest defining rights of the holders of Common Stock of SciQuest.

4.2*********	Specimen Stock Certificate.

10.1*	SciQuest Stock Option Plan dated as of September 4, 1997.

10.2*	Amendment No. 1 to SciQuest Stock Option Plan dated as of September 11, 1998.

10.3*	Amendment No. 2 to SciQuest Stock Option Plan dated as of February 26, 1999.

10.4*	Amendment No. 3 to SciQuest Stock Option Plan dated as of March 1, 1999.

10.5*	Amendment No. 4 to SciQuest Stock Option Plan dated as of August 27, 1999.

10.6*	Amendment No. 5 to SciQuest Stock Option Plan.

10.7*	SciQuest1999 Stock Incentive Plan dated as of October 12, 1999.

10.8**	First Amendment to 1999 Stock Incentive Plan.

10.9**	Agreement and Plan of Merger and Reorganization between SciQuest, ESP Acquisition, Inc. and EMAX Solution Partners, Inc. dated March 13, 2000.

10.10**	SciQuest 2000 Employee Stock Purchase Plan.

10.11***	Second Amendment to 1999 Stock Incentive Plan.

10.12****	Form of Services Agreement.

10.13*****	Form of Master License and Services Agreement.

10.14*****	Executive Employment Agreement by and between SciQuest and Stephen J. Wiehe, dated February 5, 2002.

10.15******	Agreement and Plan of Merger, dated as of June 25, 2002, by and among SciQuest, HigherMarkets Acquisition, Inc. and HigherMarkets, Inc.

10.16*	Lease Agreement by and between Duke-Weeks Realty Limited Partnership and SciQuest dated as of October 19, 1999.

10.17*******	Lease Agreement by and between Brandywine Operating Partnership, L.P. and SciQuest dated as of October 2000.

10.18+	Change of Control Agreement by and between Stephen J. Wiehe and SciQuest dated as of January 1, 2004.

Exhibit Number	Description
10.19+	Change of Control Agreement by and between James B. Duke and SciQuest dated as of January 1, 2004.

10.20+	Change of Control Agreement by and between Kerry S. May and SciQuest dated as of January 1, 2004.

10.21+	Change of Control Agreement by and between Suzanne Miglucci and SciQuest dated as of January 1, 2004.

10.22++	Agreement and Plan of Merger, dated as of April 10, 2004, among Trinity Tarheel Acquisition, LLC,

31.1	Certificate of Chief Executive Officer

31.2	Certificate of Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to SciQuest’s Registration Statement on Form S-1 (Reg. No. 333-87433).
**	Incorporated by reference to SciQuest’s Registration Statement on Form S-1 (Reg. No. 333-32582).
***	Incorporated by reference to SciQuest’s Annual Report on Form 10-K for the year ended December 31, 2000.
****	Incorporated by reference to SciQuest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
*****	Incorporated by reference to SciQuest’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.
******	Incorporated by reference to SciQuest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
*******	Incorporated by reference to SciQuest’s Annual Report on Form 10-K for the year ended December 31, 2002.
********	Incorporated by reference to SciQuest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
*********	Incorporated by reference to SciQuest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
+	Incorporated by reference to SciQuest’s Annual Report on Form 10-K for the year ended December 31, 2003.
++	Incorporated by reference to SciQuest’s Report on Form 8-K, dated April 12, 2004.

(b) Reports on Form 8-K.

A current report on Form 8-K was filed on February 6, 2004, in connection with the release of SciQuest’s earnings for the quarter ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCIQUEST, INC.

Date: May 13, 2004	By:	/s/ Stephen J. Wiehe
Stephen J. Wiehe
Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2004	By:	/s/ David R. Poucher
David R. Poucher
Principal Financial Officer
(Principal Financial and Accounting Officer)