Form 10-Q
period 2010-09-30
SCIQUEST INC
filed 2010-11-12
CIK 1082526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-34875

SCIQUEST, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	56-2127592
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
6501 Weston Parkway, Suite 200
Cary, North Carolina 27513
(Address of Principal Executive Offices, Including Zip Code)
(919) 659-2100
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 31, 2010, 20,528,089 shares of the registrant’s outstanding common stock, $0.001 par value per share, were outstanding.

SCIQUEST, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2010

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SCIQUEST, INC.
BALANCE SHEETS
(in thousands except share and per share amounts)

	As of	As of
	September 30,	December 31,
	2010	2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$35,444	$17,132
Restricted cash	—	350
Accounts receivable	3,453	4,846
Prepaid expenses and other current assets	1,070	834
Deferred tax asset	219	177

Total current assets	40,186	23,339
Property and equipment, net	1,736	1,307
Goodwill	6,765	6,765
Intangible assets, net	1,114	1,340
Deferred project costs	5,074	5,148
Deferred tax asset	16,923	17,269
Other	43	43

Total assets	$71,841	$55,211

Liabilities and Redeemable Preferred Stock
Current liabilities:
Accounts payable	$23	$46
Accrued liabilities	3,911	2,980
Line of credit	—	350
Deferred revenues	24,566	27,066

Total current liabilities	28,500	30,442
Deferred revenues, less current portion	9,509	7,209
Deferred tax liability, less current portion	791	646
Series A redeemable preferred stock at redemption value, $0.001 par value; 222,073 shares authorized; zero and 222,073 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	—	34,072

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value; 50,000,000 shares authorized; 20,332,489 and 14,342,284 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	20	14

Additional paid-in capital	50,272	—
Notes receivable from stockholders	(15)	(769)

Accumulated deficit	(17,236)	(16,403)

Total stockholders’ equity (deficit)	33,041	(17,158)

Total liabilities, redeemable preferred stock, and stockholders’ equity (deficit)	$71,841	$55,211

The accompanying notes are an integral part of the financial statements.

SCIQUEST, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues	$10,771	$9,049	$31,459	$26,455
Cost of revenues	2,329	1,879	6,776	5,627

Gross profit	8,442	7,170	24,683	20,828

Operating expenses:
Research and development	2,173	1,968	6,092	6,328
Sales and marketing	2,815	2,528	8,784	7,874
General and administrative	1,471	805	4,106	2,750
Management bonus plan associated with initial public offering	5,888	—	5,888	—
Litigation settlement and associated legal expenses	—	3,089	—	3,189
Amortization of intangible assets	75	101	226	302

Total operating expenses	12,422	8,491	25,096	20,443

(Loss) income from operations	(3,980)	(1,321)	(413)	385
Other income (expense), net:
Interest income	9	8	22	40
Interest expense	—	(2)	(2)	(5)
Other income (expense), net	20	(6)	1,698	(4)

Total other income, net	29	—	1,718	31

(Loss) income before income taxes	(3,951)	(1,321)	1,305	416
Income tax benefit (expense)	1,486	—	(566)	—

Net (loss) income	(2,465)	(1,321)	739	416
Dividends on redeemable preferred stock	715	660	2,079	1,921

Net loss attributable to common stockholders	$(3,180)	$(1,981)	$(1,340)	$(1,505)

Net loss attributable to common stockholders per share — Basic and Diluted	$(0.22)	$(0.14)	$(0.09)	$(0.11)

Weighted average shares outstanding used in computing per share amounts	14,558	14,090	14,241	14,035
The accompanying notes are an integral part of the financial statements.

SCIQUEST, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands except share amounts)

				Notes Receivable
	Common Stock		Additional Paid-In	from	Accumulated	Stockholders’
	Shares	Amount	Capital	Stockholders	Deficit	Equity
Balance as of December 31, 2009	14,342,284	$14	$—	$(769)	$(16,403)	$(17,158)
Proceeds from public offering, net of underwriting discounts and offering costs	6,000,000	6	50,596	—	—	50,602
Exercise of common stock options	12,887	—	24	—	—	24
Contribution of stock to fund a charitable trust established by the Company	25,000	—	238	—	—	238
Issuance of restricted stock	95,861	—	216	(177)	—	39
Repurchase of restricted stock	(143,543)	—	(273)	—	—	(273)
Payments on notes receivable from stockholders	—	—	—	4	—	4
Forgiveness of notes receivable	—	—	—	927	(927)	—
Stock-based compensation	—	—	905	—	—	905
Dividends accrued on redeemable preferred stock	—	—	(1,434)	—	(645)	(2,079)
Net income	—	—	—	—	739	739

Balance as of September 30, 2010	20,332,489	$20	$50,272	$(15)	$(17,236)	$33,041

The accompanying notes are an integral part of the financial statements.

SCIQUEST, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities
Net income	$739	$416
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	800	924
Gain on sale of investment	(1,700)	—
Stock-based compensation expense	905	277
Contribution of stock to fund a charitable trust established by the Company	238	—
Deferred taxes	449	—
Changes in operating assets and liabilities:
Accounts receivable	1,393	247
Prepaid expense and other current assets	(236)	302
Deferred project costs and other assets	74	379
Accounts payable	(23)	(79)
Accrued liabilities and other	394	(694)
Deferred revenues	(200)	(2,084)

Net cash provided by (used in) operating activities	2,833	(312)
Cash flows from investing activities
Addition of capitalized software development costs	(521)	(95)
Purchase of property and equipment	(482)	(527)
Proceds from sale of investment	1,700	—
Restricted cash	350	—

Net cash provided by (used in) investing activities	1,047	(622)
Cash flows from financing activities
Proceeds from initial public offering, net of underwriting discounts	53,010	—
Initial public offering costs	(1,871)	—
Redemption of preferred stock	(36,151)	—
Issuance of restricted stock	39	24
Repurchases of restricted stock	(273)	(15)
Repayment of notes payable	(350)	—
Repayment of notes receivable from stockholders	4	7
Proceeds from exercise of common stock options	24	4

Net cash provided by financing activities	14,432	20
Net increase (decrease) in cash and cash equivalents	18,312	(914)
Cash and cash equivalents at beginning of the period	17,132	13,502

Cash and cash equivalents at end of the period	$35,444	$12,588

Supplemental disclosure of cash flow information
Cash paid for interest	$2	$5

Supplemental disclosure of non-cash flow information
Dividends on redeemable preferred stock	$2,079	$1,921

The accompanying notes are an integral part of the financial statements.

SCIQUEST, INC.
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
(in thousands except share and per share amounts)
1. Description of Business
SciQuest, Inc. (the Company) provides on-demand strategic procurement and supplier enablement software solutions that integrate customers with their suppliers to enable improved procurement of indirect goods and services. The Company’s on-demand software enables organizations to more efficiently source indirect goods and services, manage their spend and obtain the benefits of compliance with purchasing policies and negotiating power with suppliers. The Company’s current target markets are higher education, life sciences, healthcare and state and local governments. The Company is headquartered in Cary, North Carolina.
Initial public offering
On September 24, 2010, the Company completed its initial public offering of 6,000,000 shares of common stock at an offering price of $9.50 per share. The Company received net proceeds of approximately $50,602, after payment of underwriting discounts and commissions and estimated legal, accounting and other fees incurred in connection with the offering. Approximately $36,151 of the net proceeds were used to redeem all outstanding shares of Series A redeemable preferred stock. The Company also recognized compensation expense of approximately $5,888 related to management bonus plan payments associated with the initial public offering paid under its Exit Event Bonus Plan (refer to Note 10).
2. Summary of Significant Accounting Policies
Basis of presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the fiscal year or any future period. The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company’s final prospectus, which was filed with the Securities and Exchange Commission on September 24, 2010.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Revenue Recognition
The Company primarily derives its revenues from subscription fees for its on-demand strategic procurement and supplier enablement software solution and associated implementation services. Revenue is generated from subscription agreements and related services permitting customers to access and utilize the Company’s hosted software. Customers may on occasion also purchase a perpetual license for certain software modules. Revenue is recognized when there is persuasive evidence of an arrangement, the service has been provided or delivered to the customer, the collection of the fee is probable and the amount of the fee to be paid by the customer is fixed or determinable.

The Company’s contractual agreements generally contain multiple service elements and deliverables. These elements include access to the hosted software, implementation services and, on a limited basis, perpetual licenses for certain software modules and related maintenance and support. Subscription agreements do not provide customers the right to take possession of the hosted software at any time, with the exception of a triggering event in source code escrow arrangements. In applying the multiple element revenue recognition guidance, the Company determined that it does not have objective and reliable evidence of the fair value of the subscription agreement and related services. The Company therefore accounts for fees received under multiple element agreements as a single unit of accounting and recognizes the agreement consideration ratably over the term of the subscription agreement, which is generally three to five years. The term of the subscription agreement commences on the start date specified in the subscription agreement, which is the date access to the software is provided to the customer, provided all other revenue recognition criteria have been met. Fees for professional services that are contingent upon future performance are recognized ratably over the remaining subscription term once the performance milestones have been met. The Company recognizes revenue from any professional services that are sold separately as the services are performed.
Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from the Company’s software and services described above. For multiple year subscription agreements, the Company generally invoices its customers in annual installments. Accordingly, the deferred revenue balance does not represent the total contract value of these multi-year subscription agreements. The Company’s services, such as implementation, are generally sold in conjunction with subscription agreements. These services are recognized ratably over the remaining term of the subscription agreement once any contingent performance milestones have been satisfied. The portion of deferred revenue that the Company anticipates will be recognized after the succeeding 12-month period is recorded as non-current deferred revenue and the remaining portion is recorded as current deferred revenue.
Cost of Revenues
Cost of revenues primarily consists of costs related to hosting the Company’s subscription software services, compensation and related expenses for implementation services, supplier enablement services, customer support staff and client partners, amortization of capitalized software development costs and allocated fixed asset depreciation and facilities costs. Cost of revenues is expensed as incurred.
Deferred Project Costs
The Company capitalizes sales commission costs that are directly related to the execution of its subscription agreements. The commissions are deferred and amortized over the contractual term of the related subscription agreement. The deferred commission amounts are recoverable from the future revenue streams under the subscription agreements. The Company believes this is the appropriate method of accounting, as the commission costs are so closely related to the revenues from the subscription agreements that they should be recorded as an asset and charged to expense over the same period that the subscription revenues are recognized. Amortization of deferred commissions is included in sales and marketing expense in the accompanying statements of operations. The deferred commissions are reflected within deferred project costs in the accompanying balance sheets.
Cash and Cash Equivalents
The Company considers all highly liquid debt investments with an original maturity of three months or less at the date of purchase to be cash equivalents. The Company maintains cash balances at financial institutions that may at times exceed federally insured limits. The Company maintains this cash at high credit quality institutions and, as a result, believes credit risk related to its cash is minimal. In accordance with the Company’s outstanding credit arrangement, the Company maintains restricted cash in an amount equal to its outstanding line of credit. As of December 31, 2009, restricted cash totaled $350. In March, 2010, the Company fully repaid the outstanding balance under its line of credit of $350, plus accrued interest, and closed the credit agreement. There was no restricted cash as of September 30, 2010.
Accounts Receivable
The Company assesses the need for an allowance for doubtful accounts based on estimates of probable credit losses. This assessment is based on several factors including aging of customer accounts, known customer specific risks, historical experience and existing economic conditions. The Company generally does not require collateral for receivable balances. Accounts would be charged against the allowance after all means of collection were exhausted and recovery was considered remote. Any required provisions for doubtful accounts would be recorded in general and administrative expense. Based on management’s analysis of its outstanding accounts receivable, the Company concluded no allowance was necessary at September 30, 2010 and December 31, 2009.

Property and Equipment
Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives, which are usually seven years for furniture and three to five years for computer software and equipment. Historically, property and equipment have included certain equipment under capital leases. These items are depreciated over the shorter of the lease period or the estimated useful life of the equipment. Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the expected term of the leases. Costs for repairs and maintenance are expensed as incurred. Upon retirement or sale, the cost of the disposed assets and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is credited or charged to operations.
Software Development Costs
The Company incurs certain costs associated with the development of its on-demand solution, which are accounted for as internal-use software. Certain qualifying costs incurred during the application development phase are capitalized and amortized to expense over the estimated useful life of the related applications, which is generally three years.
Costs incurred in connection with the development of the Company’s licensed software products are accounted for as costs of software to be sold, leased or otherwise marketed. Capitalization of software development costs begins upon the establishment of technological feasibility (based on a working model approach), subject to net realizable value considerations. To date, the period between achieving technological feasibility and the general availability of such software has substantially coincided; therefore, software development costs qualifying for capitalization have been immaterial. Accordingly, the Company has not capitalized any software development costs related to its licensed software products and has charged all such costs to research and development expense.
Goodwill
Goodwill represents the excess of the cost of an acquired entity over the net fair value of the identifiable assets acquired and liabilities assumed. The Company reviews the carrying value of goodwill at least annually to assess impairment since it is not amortized. Additionally, the Company would also review the carrying value of goodwill on an interim basis if events or changes in circumstances indicated that its carrying amount may not be recoverable. The Company has concluded that it has one reporting unit for purposes of its annual goodwill impairment testing. To assess goodwill impairment, the first step is to identify if a potential impairment exists by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to have a potential impairment and the second step of the impairment test is not necessary.
Stock-Based Compensation
As of January 1, 2006, the Company adopted new accounting guidance using the prospective application method, which requires that all stock-based payments to employees, including grants of employee stock options, are recognized in the income statement based on their fair values. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.
Stock-based compensation costs are based on the fair value of the underlying option calculated using the Black-Scholes option-pricing model on the date of grant for stock options. Determining the appropriate fair value model and related assumptions requires judgment, including estimating stock price volatility, forfeiture rates and expected term. The expected volatility rates are estimated based on the actual volatility of comparable public companies over the expected term. The expected term for the nine months ended September 30, 2010 and 2009, represents the average time that options that vest are expected to be outstanding based on the mid-point between the vesting date and the end of the contractual term of the award. The Company has not paid dividends and does not anticipate paying a cash dividend in the foreseeable future and, accordingly, uses an expected dividend yield of zero. The risk-free interest rate is based on the rate of U.S. Treasury securities with maturities consistent with the estimated expected term of the awards.
Segment Data
The Company manages its operations on a consolidated basis for purposes of assessing performance and making operating decisions. Accordingly, the Company has determined that it has a single reporting segment.
Earnings Per Share
Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Outstanding unvested restricted stock purchased by employees is subject to repurchase by the Company and therefore is not included in the calculation of the weighted-average shares outstanding until vested. Diluted net loss per share is computed giving effect to all potential dilutive common stock, including options and restricted stock. The dilutive effect of outstanding awards is reflected in diluted earnings per share by application of the treasury stock method.

The treasury effect of the following equity instruments has been excluded from diluted net loss per common share as its effect would be anti-dilutive:

	September 30,
	2010	2009
Nonvested restricted stock	196,326	222,203
Common stock options	708,056	458,321
Common stock warrants	221,680	221,680

Total	1,126,062	902,204

If the Company’s outstanding common stock equivalents were exercised or converted into common stock, the result would be anti-dilutive and, accordingly, basic and diluted net loss attributable to common stockholders per share are identical for all periods presented in the accompanying consolidated statements of operations.
Fair Value of Financial Instruments
Effective January 1, 2009, the Company adopted new accounting guidance that clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and expands disclosures about fair value measurements. Inputs used in the valuation techniques to derive fair values are classified based on a three-level hierarchy, as follows:
Level 1:	Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2:	Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3:	Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.
Observable inputs are based on market data obtained from independent sources. As of September 30, 2010 and December 31, 2009, the Company had cash equivalents of $17,247 and $16,776, respectively, which consist of money market accounts. These cash equivalents are classified within Level 1 of the fair value hierarchy since they are valued using quoted market prices. As of September 30, 2010 and December 31, 2009, the Company did not have any financial assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3).
Income Taxes
Deferred income taxes are provided using tax rates enacted for periods of expected reversal on all temporary differences. Temporary differences relate to differences between the book and tax basis of assets and liabilities, principally intangible assets, property and equipment, deferred subscription revenues, accruals and stock-based compensation. Valuation allowances are established to reduce deferred tax assets to the amount that will more likely than not be realized. To the extent that a determination is made to establish or adjust a valuation allowance, the expense or benefit is recorded in the period in which the determination is made.
Judgment is required in determining the provision for income taxes. Additionally, the income tax provision is based on calculations and assumptions that are subject to examination by many different tax authorities and to changes in tax law and rates in many jurisdictions. The Company would adjust its income tax provision in the period in which it becomes probable that actual results differ from management estimates.
Recent Accounting Pronouncements
In October 2009, the Financial Accounting Standards Board’s Emerging Issues Task Force revised its guidance on revenue recognition for multiple-deliverable revenue arrangements. The amendments in this guidance will, in certain circumstances, enable companies to separately account for multiple revenue-generating activities (deliverables) that they perform for their customers. Existing U.S. generally accepted accounting principles (“GAAP”) requires a company to use vendor-specific objective evidence (“VSOE”) or third party evidence of selling price to separate deliverables in a multiple-deliverable arrangement. The guidance will allow the use of an estimated selling price if neither VSOE nor third-party evidence is available. The guidance will require additional disclosures of information about an entity’s multiple-deliverable arrangements. The requirements of the guidance may be applied prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, although early adoption is permitted. The Company is currently evaluating the impact of the guidance on its financial position and results of operations and does not plan to early or retroactively adopt the new guidance.

3. Property and Equipment
Property and equipment consist of the following as of September 30, 2010 and December 31, 2009:

	As of September 30,	As of December 31,
	2010	2009
Furniture and equipment	$597	$579
Computer software and equipment	4,455	3,483
Leasehold improvements	244	231

Total costs	5,296	4,293

Less accumulated depreciation and amortization	(3,560)	(2,986)

Property and equipment, net	$1,736	$1,307

Depreciation expense related to property and equipment (excluding capitalized internal-use software) was $137 and $171 for the three months ended September 30, 2010 and 2009, respectively. Depreciation expense related to property and equipment (excluding capitalized internal-use software) was $407 and $497 for the nine months ended September 30, 2010 and 2009, respectively.
Computer software and equipment includes capitalized software development costs incurred during development of the Company’s on-demand solution. The Company capitalized software development costs of $521 during the nine months ended September 30, 2010, and $220 during the year ended December 31, 2009. Net capitalized software development costs totaled $686 and $333 as of September 30, 2010 and December 31, 2009, respectively. Amortization expense for the three months ended September 30, 2010 and 2009 related to capitalized software development costs was $70 and $40, respectively. Amortization expense for the nine months ended September 30, 2010 and 2009 related to capitalized software development costs was $167 and $125, respectively, which is classified within cost of revenues in the accompanying statements of operations.
4. Goodwill and Other Intangible Assets
Intangible assets as of September 30, 2010 and December 31, 2009 consisted of the following:

	September 30, 2010			December 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Goodwill	$6,765	$—	$6,765	$6,765	$—	$6,765
Acquired technology	8,100	(8,100)	—	8,100	(8,100)	—
Customer relationships	5,200	(4,516)	684	5,200	(4,290)	910
Trademarks	430	—	430	430	—	430

Total	$20,495	$(12,616)	$7,879	$20,495	$(12,390)	$8,105

The customer relationships asset is being amortized over a ten-year estimated life in a pattern consistent with which the economic benefit is expected to be realized. Related amortization expense was $75 and $101 for the three months ended September 30, 2010 and 2009, respectively. Related amortization expense was $226 and $302 for the nine months ended September 30, 2010 and 2009, respectively.

The Company estimates the following amortization expense related to its customer relationships for the years ended December 31,

2010 (remaining three months)	$75
2011	225
2012	167
2013	125
2014	92

$684

5. Accrued Liabilities
Current accrued liabilities are comprised of the following as of September 30, 2010 and December 31, 2009:

	As of September 30,	As of December 31,
	2010	2009
Accrued compensation	$2,478	$2,321
Accrued public offering costs	537	—
Accrued consulting and professional services	100	96
Accrued rent	214	239
Accrued licenses	213	—
Other	369	324

Total	$3,911	$2,980

6. Debt
On October 30, 2008, the Company entered into a credit agreement with a bank that provided for borrowings of up to $2,500, of which $350 was outstanding as of December 31, 2009. Interest accrued on the unpaid principal balance at the LIBOR Market Index Rate plus 1.5%. As of December 31, 2009, the interest rate was 1.7%. In accordance with the terms of the agreement, the Company maintained a restricted cash balance in the amount equal to the outstanding credit balance. As of September 30, 2010, the Company fully repaid the outstanding balance under its line of credit of $350, plus accrued interest, and closed the credit agreement. In accordance with the terms of the credit agreement, the restricted cash balance became unrestricted upon the repayment and closing of the credit agreement.
7. Redeemable Preferred Stock
As of December 31, 2009, the Company was authorized to issue up to 500,000 shares of $0.001 par value redeemable preferred stock. On September 20, 2010, the Company filed an amended and restated certificate of incorporation that increased the number of authorized shares of $0.001 par value preferred stock to 5,000,000, of which 222,073 shares are designated as Series A redeemable preferred stock. As discussed in Note 1, approximately $36,151 of the net proceeds were used to redeem all outstanding shares of Series A redeemable preferred stock.
The following summarizes preferred stock carrying amount and activity for the nine months ended September 30, 2010:

		Number of Redeemable
	Redeemable Preferred	Preferred Shares
	Stock	Outstanding
Balance as of December 31, 2009	$34,072	222,073
Dividends accrued on redeemable preferred stock	2,079	—
Redemption of preferred stock	(36,151)	(222,073)

Balance as of September 30, 2010	$—	—

8. Stockholders’ Equity (Deficit)
Reverse Stock Split
On September 20, 2010, the Company filed an amended and restated certificate of incorporation that (1) effected a one-for-two reverse split of all the outstanding shares of common stock and (2) increased the number of shares of authorized common stock to 50,000,000 and increased the number of shares of authorized preferred stock to 5,000,000. All issued and outstanding common stock and per share amounts contained in the financial statements have been retroactively adjusted to reflect this reverse stock split for all periods presented.
Restricted Stock
As part of the Company’s stock incentive plan (the “Plan”), the Company has issued restricted shares of its common stock. Upon employee termination, the Company has the option to repurchase the shares. The repurchase price is the original purchase price plus interest for unvested restricted shares and the current fair value (as determined by the Board of Directors) for vested restricted shares. The shares generally vest ratably over two to four years. As of September 30, 2010, there were 2,034,949 shares of vested and unvested restricted stock outstanding.
The following summarizes the activity of nonvested shares of restricted stock for the nine months ended September 30, 2010:

		Weighted-Average
	Number of Shares	Grant Date Fair Value
Nonvested as of December 31, 2009	176,981	$1.62
Issued	95,861	1.58
Vested	(76,516)	1.45

Nonvested as of September 30, 2010	196,326	$1.67

The total unrecognized compensation cost related to nonvested shares of restricted stock is approximately $327 at September 30, 2010. This amount is expected to be recognized over a weighted-average period of 2.47 years.
In conjunction with the issuance of these restricted shares, subscription note agreements were executed for certain employees. The notes are payable in four annual payments due January 1 of each calendar year and bear interest at 6%. As of September 30, 2010, the balance outstanding for these subscription note agreements was $15.
The Company accounts for restricted shares granted prior to the adoption of the fair value method as variable awards, and accordingly, remeasures the compensation expense for the unvested shares each period as of the balance sheet date, based on changes in the fair value of these awards. Stock-based compensation expense of $0 was recorded during the three and nine months ended September 30, 2010 and stock-based compensation expense of $0 and $11 was recorded during the three and nine months ended September 30, 2009, related to such awards.
Restricted stock awards granted after December 31, 2005 are recognized in the income statement based on their fair values. As a result of the notes receivable being deemed nonrecourse for accounting purposes and other contractual provisions in the agreements, the related restricted stock grants are considered stock options for accounting purposes. Stock-based compensation expense of $37 and $54 was recorded during the three months ended September 30, 2010 and 2009, respectively, and $111 and $163 was recorded during the nine months ended September 30, 2010 and 2009, respectively related to such awards.
On March 20, 2010, the Board of Directors authorized the forgiveness of the outstanding balance of the subscription note agreements issued by certain employees in connection with their previous purchases of the Company’s restricted stock. A total of $1,016 was forgiven, which included the outstanding principal note amount plus accrued but unpaid interest. The Company accounted for the forgiveness of the outstanding note balance as a modification of a stock option for accounting purposes. Accordingly, the Company measured incremental compensation expense of $746 in connection with this modification. Incremental compensation expense of $518 related to the vested shares of restricted stock was recognized immediately at the date of modification. Incremental compensation expense of $228 related to the unvested shares will be recognized as additional compensation expense over the remaining vesting period. During the three and nine months ended September 30, 2010, the Company recognized compensation expense of $22 and $562 related to this modification.

Stock Options
The Company also issues common stock options under the terms of its Stock Incentive Plan. The following summarizes stock option activity for the nine months ended September 30, 2010:

				Weighted-Average	Aggregate
	Number of		Weighted-	Remaining	Intrinsic Value
	Options	Range of Exercise	Average	Contractual Term	as of September
	Outstanding	Prices	Exercise Price	(in years)	30, 2010
Balance as of December 31, 2009	443,603	$0.08 — $3.16	$1.26	7.5	$3,067

Options granted	303,099	$2.26 — $8.18	$3.81
Options exercised	(12,887)	$0.14 — $2.26	$1.89
Options canceled	(25,759)	$0.08 — $8.18	$2.14

Balance as of September 30, 2010	708,056	$0.08 — $8.18	$2.32	7.9	$6,913

Vested and expected to vest at September 30, 2010	626,408	$0.08 — $8.18	$2.20	7.7	$6,189

Exercisable as of September 30, 2010	299,822	$0.08 — $8.18	$1.10	6.4	$3,293

The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying awards and the estimated fair value of the Company’s common stock at September 30, 2010 multiplied by the number of shares that would have been received by the option holders had all option holders exercised their options on September 30, 2010. The aggregate intrinsic value of options exercised during the three months ended September 30, 2010 and 2009 was $9 and $0, respectively. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2010 and 2009 was $75 and $15, respectively. The total unrecognized compensation cost related to outstanding stock options is $980 at September 30, 2010. This amount is expected to be recognized over a weighted-average period of 3.1 years.
The following table summarizes information about stock options outstanding and exercisable at September 30, 2010:

	Options Outstanding at September 30, 2010			Options Exercisable at September 30, 2010
		Weighted-Average			Weighted-
		Remaining	Weighted-		Average
		Contractual Life	Average		Exercise
Range of Exercise Price	Number	(in years)	Exercise Price	Number	Price
$0.08 — $0.14	172,399	5.0	$0.10	165,408	$0.10
$1.90 — $2.04	231,433	8.1	2.03	116,179	2.03
$2.26 — $3.16	226,224	9.3	2.27	12,611	2.39
$8.18	78,000	9.6	8.18	5,624	8.18

Total	708,056	7.9	$2.32	299,822	$1.10

The fair value of common stock options for employees and non-employees is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:

	Nine Months Ended September 30,
	2010	2009
Estimated dividend yield	0%	0%
Expected stock price volatility	100.00%	100.00%
Weighted-average risk-free interest rate	2.6% — 3.0%	1.9% — 2.8%
Expected life of options (in years)	6.25	6.25

Stock-based compensation expense of $89 and $38 was recorded during the three months ended September 30, 2010 and 2009, respectively. Stock-based compensation expense of $232 and $103 was recorded during the nine months ended September 30, 2010 and 2009, respectively related to the Company’s outstanding stock options. There were no stock options granted during the three months ended September 30, 2010. The weighted average grant date fair value per share for stock options granted during the three months ended September 30, 2009 was $1.53. The weighted average grant date fair value per share for stock options granted during the nine months ended September 30, 2010 and 2009 was $3.08 and $1.82, respectively. The fair value of options that vested during the three months ended September 30, 2010 and 2009 was $2.11 and $1.51. The fair value of options that vested during the nine months ended September 30, 2010 and 2009 was $1.92 and $1.71.
Warrants
As of September 30, 2010, the Company had warrants outstanding representing 221,680 shares of common stock, with all of the warrants being exercisable as of September 30, 2010 to purchase the Company’s common stock at $0.08 per share. These warrants expire during 2011. The fair value of each warrant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 3.47%; expected lives of five years; dividend yield of 0%; and volatility factor of 80%. All warrants were issued in conjunction with prior credit agreements that have since terminated and the fair value of the warrants was recorded as a financing cost and amortized to interest expense over the term of the related debt.
Charitable Donation
On September 23, 2010, the Company made a non-recurring contribution of 25,000 shares of its outstanding common stock as a charitable donation to an unrelated charitable foundation to fund a charitable trust established by the Company. The Company recognized $238 as general and administrative expense during the quarter ended September 30, 2010 related to this donation, which was calculated using the Company’s public offering price of $9.50 per share.
9. Income Taxes
The Company computes its provision for income taxes by applying the estimated annual effective tax rate, adjusted for any material items. The Company’s effective tax rate of 43.4 percent for the nine months ended September 30, 2010 was higher than the federal statutory rate of 35 percent primarily due to state income taxes and non-deductible expenses, which were partially offset by research and development and other federal tax credits.
10. Commitments and Contingencies
Management Bonus Plan Associated with Initial Public Offering
In 2005, the Company established an Exit Event Bonus Plan. Under the terms of the Exit Event Bonus Plan, upon the occurrence of an Exit Event, as defined, a cash bonus pool would become due and payable to the participants in the Exit Event Bonus Plan. Participation in the Exit Event Bonus Plan would be limited to those employees selected by the Board of Directors and awarded units thereunder.
On June 23, 2010, the Company’s Board of Directors terminated the Exit Event Bonus Plan and approved the payment of cash bonuses to the Company’s management upon an initial public offering, in lieu of issuing shares of the Company’s common stock under the plan. The total cash bonus was determined by the Company’s Board of Directors by calculating the aggregate initial value of the shares that would have been issued under the Exit Event Bonus Plan, based on an assumed initial public offering price of the Company’s common stock. During the three months ended September 30, 2010, the Company recognized compensation expense of approximately $5,888 related to these cash bonuses, which is recorded in operating expenses in the accompanying statement of operations.
Legal Contingencies
On May 22, 2009, a company filed a patent infringement action in the United States District Court for the Eastern District of Virginia against SciQuest, Inc. and other, unrelated companies. On August 19, 2009, SciQuest, Inc. and the company entered into a settlement agreement in exchange for a one-time settlement payment. The settlement and related legal costs totaling $3,089 and $3,189 were recorded in operating expenses in the accompanying statement of operations for the three and nine months ended September 30, 2009, respectively.

In 2001, the Company was named as a defendant in several securities class action complaints filed in the United States District Court for the Southern District of New York originating from its December 1999 initial public offering. The complaints alleged, among other things, that the prospectus used in the Company’s initial public offering contained material misstatements or omissions regarding the underwriters’ allocation practices and compensation and that the underwriters manipulated the aftermarket for the Company’s stock. These complaints were consolidated along with similar complaints filed against over 300 other issuers in connection with their initial public offerings. After several years of litigation and appeals related to the sufficiency of the pleadings and class certification, the parties agreed to a settlement of the entire litigation, which was approved by the Court on October 5, 2009. Notices of appeal to the Court’s order have been filed by various appellants. The Company has not incurred significant costs to date in connection with its defense of these claims since this litigation is covered by its insurance policy. The Company believes it has sufficient coverage under its insurance policy to cover its obligations under the settlement agreement. Accordingly, the Company believes the ultimate resolution of these matters will not have an impact on its financial position and, therefore, it has not accrued a contingent liability as of September 30, 2010 related to this litigation.
From time to time, the Company is subject to legal proceedings and claims that arise in the ordinary course of business. The Company records an accrual for a contingency when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company does not currently believe the resolution of these actions will have a material adverse effect upon the Company’s financial position, results of operations, or cash flows.
Warranties and Indemnification
The Company’s hosting service is typically warranted to perform in a manner consistent with general industry standards that are reasonably applicable under normal use and circumstances. The Company’s arrangements also include certain provisions for indemnifying customers against liabilities if its products or services infringe a third party’s intellectual property rights. The Company to date has not incurred costs to settle claims or pay awards under these indemnification obligations. The Company accounts for these indemnity obligations as contingencies and records a liability for these obligations when a loss is probable and reasonably estimable. To date, the Company has not incurred any material costs as a result of these indemnifications and has not accrued any liabilities related to the obligations in the accompanying financial statements.
The Company enters into service level agreements with its on-demand solution customers warranting certain levels of uptime reliability. To date, the Company has not incurred any material costs and has not accrued any liabilities related to such obligations.
11. Subsequent Events
Warrant
On October 19, 2010, warrants representing 195,600 shares of common stock were exercised to purchase the Company’s common stock at $0.08 per share.
Lease
On October 28, 2010, the Company entered into a lease agreement for additional space of approximately 13,000 square feet at its home office. The Company is committed to a total of approximately 45,000 square feet of office space through January 31, 2017.

SCIQUEST, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes that appear elsewhere in this report. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, assumptions and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report under “Part II, Other Information—Item 1A, Risk Factors.” Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies and operations, financing plans, potential growth opportunities, potential market opportunities and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s plans, estimates, assumptions and beliefs only as of the date of this report. Except as required by law, we assume no obligation to update these forward-looking statements publicly or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
Except as otherwise indicated, all share and per share information referenced in this report has been adjusted to reflect the one-for-two reverse split of our common stock that occurred on September 20, 2010.
As used herein, except as otherwise indicated by context, references to “we,” “us,” “our,” or the “Company” refer to SciQuest, Inc.
Overview
We provide a leading on-demand strategic procurement and supplier enablement solution that integrates our customers with their suppliers to improve procurement of indirect goods and services. Our on-demand software enables organizations to realize the benefits of strategic procurement by identifying and establishing contracts with preferred suppliers, driving spend to those contracts and promoting process efficiencies through electronic transactions. Strategic procurement is the optimization of tasks throughout the cycle of finding, procuring, receiving and paying for indirect goods and services, which can result in increased efficiency, reduced costs and increased insight into an organization’s buying patterns. Using our managed SciQuest Supplier Network, our customers do business with more than 30,000 unique suppliers and spend billions of dollars annually.
We derive our revenues primarily from subscription fees and associated implementation services from the sale of our solution to entities in the higher education, life sciences, healthcare and state and local government markets. Our contracts are typically three to five years in length, with total subscription fees typically ranging from $450,000 to $1.5 million ($150,000 to $300,000 per year) and the associated one-time implementation service fees typically ranging from $150,000 to $300,000. We sell primarily through our direct sales channel and, to a very limited extent, through indirect sales channels. We have over 175 customers operating in 16 countries and offer our solution in five languages and 22 currencies. Our revenue growth is driven primarily through the sale of our solution to new customers. For the nine months ended September 30, 2010, revenues increased 19% to $31.5 million from $26.5 million for the nine months ended September 30, 2009. We generated net income of $0.7 million in the nine months ended September 30, 2010.
We were founded in 1995 as an e-commerce business-to-business exchange for scientific products and conducted an initial public offering in 1999. In 2001, we brought in a new management team, exited the business-to-business exchange model and began selling our on-demand strategic procurement and supplier enablement solution. Our company was subsequently taken private in 2004. Since 2001, we have focused on developing our current on-demand business model, building out our technology, acquiring a critical mass of customers in our higher education and life sciences vertical markets, and selectively expanding our solution to serve the healthcare and state and local government markets. We have funded our operations since the going private transaction through our cash flow from operations.
On September 24, 2010, we completed our initial public offering of 6,900,000 shares of common stock at an offering price of $9.50 per share. We issued and sold 6,000,000 shares and the selling stockholders sold 900,000 shares pursuant to the exercise in full of the underwriters’ over-allotment option. We received proceeds of approximately $50.6 million after payment of underwriting discounts and commissions and legal, accounting and other fees incurred in connection with the offering. On September 30, 2010, we used approximately $36.2 million of the net proceeds to redeem all outstanding shares of our preferred stock.

Key Financial Terms and Metrics
We have several key financial terms and metrics. During the three months ended September 30, 2010, there were no changes in the definitions of our key financial terms and metrics, which are discussed in more detail under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Financial Terms and Metrics” included in the final prospectus for our initial public offering dated September 24, 2010 as filed with the Securities and Exchange Commission.
Critical Accounting Policies
Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.
We believe that of our significant accounting policies, which are described in Note 2 to the financial statements, the following accounting policies involve a greater degree of judgment and complexity. A critical accounting policy is one that is both material to the preparation of our financial statements and requires us to make difficult, subjective or complex judgments for uncertain matters that could have a material effect on our financial condition and results of operations. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations:
•	revenue recognition;
•	stock-based compensation;
•	deferred project costs;
•	goodwill; and
•	income taxes.
During the three months ended September 30, 2010, there were no significant changes in our critical accounting policies or estimates. See Note 2 to our financial statements included elsewhere in this Quarterly Report on Form 10-Q and in the final prospectus for our initial public offering dated September 24, 2010 as filed with the Securities and Exchange Commission for additional information regarding our critical accounting policies, as well as a description of our other significant accounting policies.

Results of Operations
The following table sets forth, for the periods indicated, our results of operations:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Revenues	$10,771	$9,049	$31,459	$26,455
Cost of revenues (1)(2)	2,329	1,879	6,776	5,627

Gross profit	8,442	7,170	24,683	20,828

Operating expenses: (1)
Research and development	2,173	1,968	6,092	6,328
Sales and marketing	2,815	2,528	8,784	7,874
General and administrative	1,471	805	4,106	2,750
Management bonus plan associated with initial public offering	5,888	—	5,888	—
Litigation settlement and associated legal expenses	—	3,089	—	3,189
Amortization of intangible assets	75	101	226	302

Total operating expenses	12,422	8,491	25,096	20,443

(Loss) income from operations	(3,980)	(1,321)	(413)	385
Interest and other income net	29	—	1,718	31

(Loss) income before income taxes	(3,951)	(1,321)	1,305	416
Income tax benefit (expense)	1,486	—	(566)	—

Net (loss) income	$(2,465)	$(1,321)	$739	$416

(1)	Amounts include stock based compensation expense, as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Cost of revenues	$21	$10	$52	$28
Research and development	22	21	197	63
Sales and marketing	21	22	139	59
General and administrative	85	39	517	127

	$149	$92	$905	$277

(2)	Cost of revenues includes amortization of capitalized software development costs of:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Amortization of capitalized software development costs:	$70	$39	$167	$125

The following table sets forth, for the periods indicated, our results of operations expressed as a percentage of revenues:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Revenues	100%	100%	100%	100%
Cost of revenues	22	21	21	21
Gross profit	78	79	79	79
Operating expenses:
Research and development	20	22	19	24
Sales and marketing	26	28	28	30
General and administrative	13	9	13	10
Management bonus plan associated with initial public offering	55	—	19	—
Litigation settlement and associated legal expenses	—	34	—	12
Amortization of intangible assets	1	1	1	1
Total operating expenses	115	94	80	77
(Loss) income from operations	(37)	(15)	(1)	2
Interest and other income, net	—	—	5	—
(Loss) income before income taxes	(37)	(15)	4	2
Income tax benefit (expense)	14	—	(2)	—
Net (loss) income	-23%	-15%	2%	2%
Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009
Revenues. Revenues for the three months ended September 30, 2010 were $10.8 million, an increase of $1.8 million, or 20%, over revenues of $9.0 million for the three months ended September 30, 2009. The increase in revenues resulted primarily from an increase in the number of customers from 139 as of September 30, 2009 to 177 as of September 30, 2010, as well as recognition of revenue for a full three-month period for the new customers added in, and subsequent to, the three months ended September 30, 2009. We have increased our customer count through our continued efforts to enhance brand awareness and our sales and marketing efforts.
Cost of Revenues. Cost of revenues for the three months ended September 30, 2010 was $2.3 million, an increase of $0.4 million, or 21%, over cost of revenues of $1.9 million for the three months ended September 30, 2009. As a percentage of revenues, cost of revenues was 21% for both the three months ended September 30, 2010 and 2009. The increase in dollar amount primarily resulted from a $0.4 million increase in employee-related costs attributable to our existing personnel and additional implementation service personnel. We had 70 full-time equivalents in our implementation services, supplier enablement services, customer support, and client partner organizations at September 30, 2010, compared to 55 full-time equivalents at September 30, 2009.
Research and Development Expenses. Research and development expenses for the three months ended September 30, 2010 were $2.2 million, an increase of $0.2 million, or 10%, from research and development expenses of $2.0 million for the three months ended September 30, 2009. As a percentage of revenues, research and development expenses decreased to 20% for the three months ended September 30, 2010 from 22% for the three months ended September 30, 2009. The increase in dollar amount was due to a $0.2 million increase in employee-related costs attributable to our additional development personnel. We had 60 full-time equivalents in our research and development organization at September 30, 2010, compared to 51 full-time equivalents at September 30, 2009.
Sales and Marketing Expenses. Sales and marketing expenses for the three months ended September 30, 2010 were $2.8 million, an increase of $0.3 million, or 12%, over sales and marketing expenses of $2.5 million for the three months ended September 30, 2009. As a percentage of revenues, sales and marketing expenses decreased to 26% for the three months ended September 30, 2010 from 28% for the three months ended September 30, 2009. The increase in dollar amount was due to a $0.3 million increase in sales and marketing spend. We had 46 full-time equivalents in our sales and marketing organization at September 30, 2010, compared to 44 full-time equivalents at September 30, 2009.
General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2010 were $1.5 million, an increase of $0.7 million, or 88%, over general and administrative expenses of $0.8 million for the three months ended September 30, 2009. As a percentage of revenues, general and administrative expenses increased to 14% for the three months ended September 30, 2010, from 9% for the three months ended September 30, 2009. The increase was primarily due to a $0.2 million one-time expense related to a contribution of stock to fund a charitable trust established by the Company, a $0.1 million increase in employee-related costs attributable to our additional personnel and a $0.4 million increase in other general and administrative costs. We had 13 full-time equivalents in our general and administrative organization at September 30, 2010, compared to 11 full-time equivalents at September 30, 2009.

Management Bonus Plan Associated with Initial Public Offering. The one-time expense from the management bonus associated with the initial public offering for the three months ended September 30, 2010 was $5.9 million, or 55% of revenues, compared to none for the three months ended September 30, 2009. In 2010, we paid one-time cash bonuses to certain members of management in connection with the initial public offering. The total bonus payments of $5.9 million are recognized as operating expenses in the three months ended September 30, 2010.
Litigation and Settlement and Associated Legal Expenses. Litigation settlement and associated legal expenses for the three months ended September 30, 2010 were none, compared to $3.1 million, or 34% of revenues for the three months ended September 30, 2009. In 2009, a company filed a patent infringement action against us and other, unrelated companies. We entered into a settlement agreement in 2009, and there were $3.1 million of the total settlement and related legal costs of $3.2 million recognized as operating expenses in the three months ended September 30, 2009.
Amortization of Intangible Assets. Amortization of intangible assets for the three months ended September 30, 2010 and September 30, 2009 was $0.1 million. As a percentage of revenues, amortization of intangible assets was 1% for the both the three months ended September 30, 2010 and 2009.
Income (Loss) from Operations. Income (loss) from operations for the three months ended September 30, 2010 was $(4.0) million, a decrease of $2.7 million, or 208%, over income (loss) from operations of $(1.3) million for the three months ended September 30, 2009. As a percentage of revenues, income (loss) from operations decreased to (37)% for the three months ended September 30, 2010 from (14)% for the three months ended September 30, 2009. The decrease was a result of an increase in operating expense attributable to the one-time management bonus plan associated with the initial public offering in 2010, partially offset by a decrease in operating expenses attributable to the 2009 litigation settlement. The net increase in operating expenses was partially offset by our increase in revenue.
Income Tax Benefit. Income tax benefit for the three months ended September 30, 2010 was $1.5 million, or 14% of revenues, compared to no income tax benefit for the three months ended September 30, 2009. Prior to December 31, 2009, the Company recorded a full valuation allowance against its deferred tax assets, and accordingly no provision for income taxes was recognized during the three months ended September 30, 2009. The benefit for the three months ended September 30, 2010 resulted from an adjustment to our projected annual expense based on our estimated effective tax rate.
Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009
Revenues. Revenues for the nine months ended September 30, 2010 were $31.5 million, an increase of $5.0 million, or 19%, over revenues of $26.5 million for the nine months ended September 30, 2009. The increase in revenues resulted primarily from an increase in the number of customers from 139 as of September 30, 2009 to 177 as of September 30, 2010, as well as recognition of revenue for a full nine-month period for the new customers added in, and subsequent to, the nine months ended September 30, 2009. We have increased our customer count through our continued efforts to enhance brand awareness and our sales and marketing efforts.
Cost of Revenues. Cost of revenues for the nine months ended September 30, 2010 was $6.8 million, an increase of $1.2 million, or 21%, over cost of revenues of $5.6 million for the nine months ended September 30, 2009. As a percentage of revenues, cost of revenues increased to 22% for the nine months ended September 30, 2010 from 21% for the nine months ended September 30, 2009. The increase primarily resulted from a $1.0 million increase in employee-related costs attributable to our existing personnel and additional implementation service personnel. We had 70 full-time equivalents in our implementation services, supplier enablement services, customer support and client partner organizations at September 30, 2010, compared to 55 full-time equivalents at September 30, 2009.
Research and Development Expenses. Research and development expenses for the nine months ended September 30, 2010 were $6.1 million, a decrease of $0.2 million, or 3%, from research and development expenses of $6.3 million for the nine months ended September 30, 2009. As a percentage of revenues, research and development expenses decreased to 19% for the nine months ended September 30, 2010 from 24% for the nine months ended September 30, 2009. The decrease in dollar amount was primarily due to an increase in capitalization of research and development costs of $0.4 million, partially offset by a $0.1 million increase in stock compensation expense and a $0.1 million increase in employee-related costs attributable to our additional development personnel. We had 60 full-time equivalents in our research and development organization at September 30, 2010, compared to 51 full-time equivalents at September 30, 2009.
Sales and Marketing Expenses. Sales and marketing expenses for the nine months ended September 30, 2010 were $8.8 million, an increase of $0.9 million, or 11%, over sales and marketing expenses of $7.9 million for the nine months ended September 30, 2009. As a percentage of revenues, sales and marketing expenses decreased to 28% for the nine months ended September 30, 2010 from 30% for the nine months ended September 30, 2009. The increase in dollar amount was primarily due to a $0.2 million increase in amortized commissions, a $0.1 million increase in employee-related costs attributable to our additional personnel and a $0.6 million increase in other sales and marketing spend. We had 46 full-time equivalents in our sales and marketing organization at September 30, 2010, compared to 44 full-time equivalents at September 30, 2009.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2010 were $4.1 million, an increase of $1.3 million, or 46%, over general and administrative expenses of $2.8 million for the nine months ended September 30, 2009. As a percentage of revenues, general and administrative expenses increased to 13% for the nine months ended September 30, 2010, from 11% for the nine months ended September 30, 2009. The increase is primarily due to a $0.2 million one-time expense related to a contribution of stock to fund a charitable trust established by the Company, a $0.4 million increase in stock compensation expense and a $0.3 million increase in employee-related costs attributable to our additional personnel. We had 13 full-time equivalents in our general and administrative organization at September 30, 2010, compared to 11 full-time equivalents at September 30, 2009.
Management Bonus Plan Associated with Initial Public Offering. The one-time expense from the management bonus associated with the initial public offering for the nine months ended September 30, 2010 was $5.9 million, or 19% of revenues, compared to none for the nine months ended September 30, 2009. In 2010, we paid one-time cash bonuses to certain members of management in connection with the initial public offering. The total bonus payments of $5.9 million are recognized as operating expenses in the nine months ended September 30, 2010.
Litigation and Settlement and Associated Legal Expenses. Litigation settlement and associated legal expenses for the nine months ended September 30, 2010 were none, compared to $3.2 million, or 12% of revenues for the nine months ended September 30, 2009. In 2009, a company filed a patent infringement action against us and other, unrelated companies. We entered into a settlement agreement in 2009, and the total settlement and related legal costs of $3.2 million were recognized as operating expenses in the nine months ended September 30, 2009.
Amortization of Intangible Assets. Amortization of intangible assets for the nine months ended September 30, 2010 was $0.2 million, a decrease of $0.1 million, or 33%, over amortization of intangible assets of $0.3 million for the nine months ended September 30, 2009. As a percentage of revenues, amortization of intangible assets was 1% for both the nine months ended September 30, 2010 and 2009. The decrease is the result of the declining amortization recognized on the customer relationship asset over the 10-year estimated life.
Income (Loss) from Operations. Income (loss) from operations for the nine months ended September 30, 2010 was $(0.4) million, a decrease of $0.8 million, or 200%, over income (loss) from operations of $0.4 million for the nine months ended September 30, 2009. As a percentage of revenues, income (loss) from operations decreased to (1)% for the nine months ended September 30, 2010 from 2% for the nine months ended September 30, 2009. The decrease in dollar amount was a result of an increase in operating expense attributable to the one-time management bonus plan associated with the initial public offering in 2010, partially offset by a decrease in operating expenses attributable to the 2009 litigation settlement. The net increase in operating expenses was partially offset by our increase in revenue.
Interest and Other Income. Interest and other income for the nine months ended September 30, 2010 was $1.7 million, compared to none for the nine months ended September 30, 2009. As a percentage of revenues, interest and other income was 5% for the nine months ended September 30, 2010. This increase was due to a gain on the sale of warrants we had in an unaffiliated private company during the nine months ended September 30, 2010.
Income Tax Expense. Income tax expense for the nine months ended September 30, 2010 was $0.6 million, or 2% of revenues, compared to no income tax expense for the nine months ended September 30, 2009. The increase in income tax expense was due to the reversal of our valuation reserve against our deferred tax assets in December 2009 and the subsequent recognition of tax expense for the nine months ended September 30, 2010 at our estimated effective tax rate of 43.4% of our income before income taxes.
Liquidity
Net Cash Flows from Operating Activities
Net cash provided by operating activities was $2.8 million during the nine months ended September 30, 2010. The amount of our net cash provided by operating activities is primarily a result of the timing of cash payments from our customers, offset by the timing of our primary cash expenditures, which are employee salaries. The cash payments from our customers will fluctuate quarterly as our new business sales normally fluctuate quarterly, primarily due to the timing of client budget cycles, with the second and fourth quarters of each year generally having the most sales and the first and third quarters generally having fewer sales. The cash payments from customers are typically due annually on the anniversary date of the initial contract. The cash payments from customers were approximately $33 million during the nine months ended September 30, 2010. The cash payments to employees are typically ratable throughout the fiscal year, with the exception of annual incentive payments, which occur in the first quarter. The cash expenditures for employee salaries, including incentive payments, and the one-time management bonuses associated with the initial public offering of $5.9 million, were approximately $23 million during the nine months ended September 30, 2010.

For the nine months ended September 30, 2010, net cash provided by operating activities of $2.8 million was primarily the result of $0.7 million of net income plus a $1.4 million decrease in accounts receivable, non-cash stock compensation of $0.9 million, non-cash depreciation and amortization of $0.8 million, a $0.4 million decrease in deferred taxes, and a $0.2 million non-recurring contribution of stock to fund a charitable trust, less a $1.7 million gain on the sale of warrants. Our accounts receivable typically decrease in our third quarter compared to our fourth quarter due to our historical occurrence of lower new sales in our third quarter.
As of September 30, 2010, we had net operating loss carryforwards of approximately $196 million available to reduce future federal taxable income. In the future, we may fully utilize our available net operating loss carryforwards and would begin making income tax payments at that time. In addition, the limitations on utilizing net operating loss carryforwards and other minimum state taxes may also increase our overall tax obligations. We expect that if we generate taxable income and/or we are not allowed to use net operating loss carryforwards for federal/state income tax purposes, our cash generated from operations will be adequate to meet our income tax obligations.
Net Cash Flows from Investing Activities
For the nine months ended September 30, 2010, net cash provided by investing activities was $1.0 million, consisting of a gain on the sale of warrants of $1.7 million and a decrease in restricted cash of $0.4 million, offset by various capital expenditures of $0.5 million and capitalization of $0.5 million of software development costs. In general, our capital expenditures are for our network infrastructure to support our increasing customer base and growth in new business and for internal use, such as equipment for our increasing employee headcount. The restricted cash collateralized our line of credit, which was obtained in 2008 and repaid and extinguished in 2010.
Net Cash Flows from Financing Activities
For the nine months ended September 30, 2010, net cash provided by financing activities was $14.4 million, consisting primarily of $53.0 million in proceeds from our public offering net of underwriting discounts, offset by $1.9 million expenditures for public offering costs, a $36.2 million payment for the redemption of all outstanding preferred stock, and a $0.4 million repayment of our line of credit.
Line of Credit
As of September 30, 2010, we terminated our $2.5 million line of credit and repaid the $0.4 million which had been drawn down. This line of credit was collateralized by a $0.4 million restricted cash deposit which was maintained at the granting financial institution and was released upon repayment of the amount drawn down. This line of credit had renewed annually in October. The interest rate on the unpaid principal balance was the LIBOR Market Index Rate plus 1.5%. As of December 31, 2009, the interest rate was 1.7%.
Off-Balance Sheet Arrangements
As of September 30, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space, we do not engage in off-balance sheet financing arrangements. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
Capital Resources
Our future capital requirements may vary materially from those now planned and will depend on many factors, including the costs to develop and implement new products and services, the sales and marketing resources needed to further penetrate our targeted vertical markets and gain acceptance of new modules we develop, the expansion of our operations in the United States and internationally and the response of competitors to our products and services. Historically, we have experienced increases in our expenditures consistent with the growth in our operations and personnel, and we anticipate that our expenditures will continue to increase as we grow our business. We expect our research and development, sales and marketing and capital expenditures to decline as a percentage of revenues, but increase in absolute dollars in the future. In the future, we may also acquire complementary businesses, products or technologies. We have no formal agreements or commitments with respect to any acquisitions at this time.

We believe our cash and cash equivalents, the proceeds from this offering and cash flows from our operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.
During the last three years, inflation and changing prices have not had a material effect on our business, and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.
Contractual and Commercial Commitment Summary
We have contractual obligations that require us to make future cash payments. During the three months ended September 30, 2010, there were no changes in the contractual and commercial commitments that are discussed in more detail under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual and Commercial Commitment Summary” included in the final prospectus for our initial public offering dated September 24, 2010 as filed with the Securities and Exchange Commission.
Seasonality
Our new business sales normally fluctuate as a result of seasonal variations in our business, principally due to the timing of client budget cycles. Historically, we have had lower new sales in our first and third quarters than in the remainder of our year. Our expenses, however, do not vary significantly as a result of these factors, but do fluctuate on a quarterly basis due to varying timing of expenditures. Our cash flow from operations normally fluctuates quarterly due to the combination of the timing of new business and the payment of annual bonuses. Historically, due to lower new sales in our first quarter, combined with the payment of annual bonuses from the prior year in our first quarter, our cash flow from operations is lowest in our first quarter, and due to the timing of client budget cycles, our cash flow from operations is lower in our second quarter as compared to our third and fourth quarters. In addition, deferred revenues can vary on a seasonal basis for the same reasons. This pattern may change, however, as a result of acquisitions, new market opportunities or new product introductions.
New Accounting Pronouncements
In October 2009, the Financial Accounting Standards Board’s Emerging Issues Task Force revised its guidance on revenue recognition for multiple-deliverable revenue arrangements. The amendments in this guidance will, in certain circumstances, enable companies to separately account for multiple revenue-generating activities (deliverables) that they perform for their customers. Existing GAAP requires a company to use vendor-specific objective evidence, or VSOE, or third-party evidence of selling price to separate deliverables in a multiple-deliverable arrangement. The guidance will allow the use of an estimated selling price if neither VSOE nor third-party evidence is available. The guidance will require additional disclosures of information about an entity’s multiple-deliverable arrangements. The requirements of the guidance may be applied prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, although early adoption is permitted. We are currently evaluating the impact of the guidance on our financial position and results of operations and do not plan to early or retroactively adopt the new guidance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risk.
We bill our customers predominately in U.S. dollars and receive payment predominately in U.S. dollars. Accordingly, our results of operations and cash flows are not materially subject to fluctuations due to changes in foreign currency exchange rates. If we grow sales of our solution outside of the United States, our contracts with foreign customers may be denominated in foreign currency and may become subject to changes in currency exchange rates.
Interest Rate Sensitivity.
Interest income and expense are sensitive to changes in the general level of U.S. interest rates. However, based on the nature and current level of our investments, which are primarily cash and cash equivalents, we believe there is no material risk of exposure.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, an evaluation as of September 30, 2010 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2010, were effective for the purposes stated above.
Changes in Internal Control over Financial Reporting
This quarterly report does not include disclosure of changes in internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

SCIQUEST, INC.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In 2001, we were named as a defendant in several securities class action complaints filed in the United States District Court for the Southern District of New York originating from our December 1999 initial public offering. The complaints alleged, among other things, that the prospectus used in our December 1999 initial public offering contained material misstatements or omissions regarding the underwriters’ allocation practices and compensation and that the underwriters manipulated the aftermarket for our stock. These complaints were consolidated along with similar complaints filed against over 300 other issuers in connection with their initial public offerings. After several years of litigation and appeals related to the sufficiency of the pleadings and class certification, the parties agreed to a settlement of the entire litigation, which was approved by the Court on October 5, 2009. Notices of appeal to the Court’s order have been filed by various appellants. We have not incurred significant costs to date in connection with our defense of these claims since this litigation is covered by our insurance policy. We believe we have sufficient coverage under our insurance policy to cover our obligations under the settlement agreement. Accordingly, we believe the ultimate resolution of these matters will not have an impact on our financial position and, therefore, we have not accrued a contingent liability as of September 30, 2010.
We are not party to any other material legal proceedings at this time. From time to time, we may be subject to legal proceedings and claims in the ordinary course of business.
ITEM 1A. RISK FACTORS
There have been no material changes from the Risk Factors we previously disclosed in the final prospectus for our initial public offering, dated September 24, 2010, as filed with the Securities and Exchange Commission.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
The following table sets forth information on shares of common stock issued to our employees and former employees upon the exercise of stock options in the three months ended September 30, 2010.

	Number of	Per Share
Date of Issuance	Shares Issued	Exercise Price

August 12, 2010	875	$2.04
August 19, 2010	625	$1.90
All of the shares of common stock issued upon the exercise of stock options described above were issued in reliance upon an available exemption from the registration requirements of the Securities Act, including those contained in Rule 701 promulgated under Section 3(b) of the Securities Act. Among other things, we relied on the fact that, under Rule 701, companies that are not subject to the reporting requirements of Section 13 or Section 15(d) of the Exchange Act are exempt from registration under the Securities Act with respect to certain offers and sales of securities pursuant to “compensatory benefit plans” as defined under that rule. We believe that our 2004 Stock Incentive Plan qualifies as a compensatory benefit plan.
Use of Proceeds from Public Offering of Common Stock
On September 29, 2010, we completed the initial public offering of our common stock pursuant to our Registration Statement on Form S-1 (File No. 333-165720), which was declared effective by the Securities and Exchange Commission on September 23, 2010 and pursuant to which we registered the offering and sale of 6,000,000 shares of common stock by us and the additional sale of 900,00 shares of common stock by selling stockholders pursuant to the underwriters’ over-allotment option. Stifel, Nicolaus & Company, Incorporated was the book-running manager and William Blair & Company, L.L.C., JMP Securities LLC and Pacific Crest Securities LLC were co-managers.

In the offering, we sold 6,000,000 shares of common stock at an offering price of $9.50 per share, for an aggregate offering price of $57 million, and the selling stockholders sold 900,000 shares of common stock at an offering price of $9.50 per share, for an aggregate offering price of $8.55 million.
As a result of the initial public offering, we raised a total of $57 million in gross proceeds, and $50.6 million in net proceeds after deducting underwriting discounts of $4 million and estimated offering expenses of $2.4 million. We did not receive any proceeds from the sale of shares in the initial public offering by the selling stockholders.
There has been no material change in the planned use of proceeds from our initial public offering as described in our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on September 24, 2010. On September 30, 2010, we used approximately $36.2 million to redeem all outstanding shares of our preferred stock. As of September 30, 2010, we had paid $1.9 million of the estimated offering expenses with the remainder expected to be paid in the three months ending December 31, 2010. Pending the use of the net proceeds from the initial public offering described above, the balance of the net proceeds was deposited into our checking and money market bank accounts. We anticipate that we will use the remaining net proceeds from the initial public offering for the payment of offering-related expenses and for general corporate purposes. The amount and timing of what we actually spend may vary significantly and will depend on a number of factors, including our future revenue and cash generated by operations.
No payments of the proceeds of the initial public offering, including payments of offering expenses, were direct or indirect payments to any of our directors or officers or their associates or to persons owning 10 percent or more of our common stock, our affiliates or direct or indirect payments to others.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. (REMOVED AND RESERVED)
ITEM 5. OTHER INFORMATION
Not applicable.
ITEM 6. EXHIBITS

Exhibit
Number		Description

3.1
Second Amended and Restated Certificate of Incorporation of SciQuest, Inc. (incorporated by reference herein from Exhibit 3.1 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 (Registration No. 333-165720), as filed with the Commission on September 2, 2010)

3.2
Amended and Restated Bylaws of SciQuest, Inc. (incorporated by reference herein from Exhibit 3.2 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-165720), as filed with the Commission on August 5, 2010)

31.1	*	Rule 13a-14(a)/15d-14(a) Certification, executed by Stephen J. Wiehe, President, Chief Executive Officer and Director of SciQuest.

31.2	*	Rule 13a-14(a)/15d-14(a) Certification, executed by Rudy C. Howard, Chief Financial Officer of SciQuest.

32.1	**	Section 1350 Certification, executed by Stephen J. Wiehe, President, Chief Executive Officer and Director of SciQuest.

32.2	**	Section 1350 Certification, executed by Rudy C. Howard, Chief Financial Officer of SciQuest.

*	Filed herewith.

**	Furnished herewith.

SCIQUEST, INC.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCIQUEST, INC. (Registrant)
By:	/s/ Rudy C. Howard
Rudy C. Howard
Chief Financial Officer (Principal Financial and Accounting Officer) Date: November 12, 2010