Form 10-K
period 2010-12-31
SCIQUEST INC
filed 2011-03-09
CIK 1082526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number: 001-34875

SCIQUEST, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	56-2127592
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6501 Weston Parkway, Suite 200 Cary, North Carolina (Address of principal executive offices)	27513 (Zip Code)

(919) 659-2100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $0.001 par value	The NASDAQ Stock Market LLC (NASDAQ Global Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on the NASDAQ Global Market on March 4, 2011 was $306,589,093. The registrant has provided this information as of March 4, 2011 because its common equity was not publicly traded as of the last business day of its most recently completed second fiscal quarter.

As of March 4, 2011, 20,899,052 shares of the registrant’s common stock, par value $0.001 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III — Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s 2010 fiscal year. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be a part of this report on Form 10-K.

- i -

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in “Part I, Item 1, Business,” “Part I, Item 1A, Risk Factors” and “Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K (this “Report”). Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, potential market opportunities and the effects of competition. Forward-looking statements consist of all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in “Part I, Item 1A, Risk Factors” and elsewhere in this Report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Report. You should read this Report and the documents that we have filed as exhibits to this Report completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update these forward-looking statements publicly or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Except as otherwise indicated, all share and per share information referenced in this Report has been adjusted to reflect the one-for-two reverse split of our common stock that occurred on September 20, 2010.

As used herein, except as otherwise indicated by context, references to “we,” “us,” “our,” or the “Company” refer to SciQuest, Inc.

PART I

ITEM 1.	BUSINESS

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

Our current target markets are higher education, life sciences, healthcare and state and local governments, and our customers are the purchasing organizations and individual employees that purchase indirect goods and services using our solution. We tailor our solution for each of the vertical markets we serve by offering industry-specific functionality, content and supplier connections. Once connected to our network, customers and suppliers can easily exchange real-time electronic procurement information and conduct transactions. As of December 31, 2010, we serve 195 customers operating in 14 countries and offer our solution in five languages and 22 currencies. In addition, as a result of our January 2011 acquisition of AECsoft USA, Inc., or “AECsoft”, we have added more than 100 additional customers operating in four countries. Our value proposition has led to an average annual customer renewal rate, on a dollar basis, of approximately 100% over the last three fiscal years. We believe our renewal rates are among the highest of on-demand model companies.

We deliver our solution over the Internet using a Software-as-a-Service, or SaaS, model, which enables us to offer greater functionality, integration and reliability with less cost and risk to the organization than traditional on-premise solutions. Customers pay us subscription fees and implementation service fees for the use of our solution under multi-year contracts that are generally three to five years in length. We typically receive subscription payments annually in advance and implementation service fees as the services are performed, typically within the first three to eight months of contract execution. Unlike many other providers of procurement solutions, we do not charge suppliers any fees for the use of our network, because suppliers ultimately may pass on such costs to the customer.

We were founded in 1995 as an e-commerce business-to-business exchange for scientific products and conducted an initial public offering in 1999. In 2001, we brought in a new management team, exited the business-to-business exchange model and began selling our on-demand strategic procurement and supplier enablement solution. Our company was subsequently taken private in 2004. Since 2001, we have focused on developing our current on-demand business model, building out our technology, acquiring a critical mass of customers in our higher education and life sciences vertical markets, and selectively expanding our solution to serve the healthcare and state and local government markets. In September 2010, we completed an initial public offering of our common stock, raising net proceeds of approximately $51 million prior to the redemption of our outstanding preferred stock for $36 million.

In January 2011, we acquired all of the capital stock of AECsoft, which is a leading provider of supplier management and sourcing technology. AECsoft’s technology will be incorporated into our product offering as new Total Supplier Manager, Sourcing Director and Supplier Diversity Manager modules. AECsoft will also provide increased functionality for some of our preexisting modules. The purchase price consisted of approximately $9 million in cash and 350,568 shares of our common stock. The issuance of 25,365 of these shares is subject to successful completion of certain performance targets under an earn-out arrangement with a former shareholder of AECsoft. Additionally, 299,838 shares of our common stock may be issued under an earn-out arrangement with the former shareholders of AECsoft, based on successful achievement of certain performance targets over the next three fiscal years and continued employment with us. These shares will be recognized as compensation expense in the statement of operations over the requisite service period of the award. The performance targets relate to the amount of revenue we recognize from AECsoft’s products and services during each of 2011, 2012 and 2013. If the performance conditions are met in full, we will issue 121,951 shares of common stock on or about March 31, 2012, 121,951 shares of common stock on or about March 31, 2013 and 81,301 shares of common stock on or about March 31, 2014. The purchase price included $1.275 million in cash and 103,659 shares of common stock that have been deposited in escrow to satisfy potential indemnification claims. The purchase price is subject to adjustment based on the level of AECsoft’s cash and cash equivalents and certain other items as of the closing date.

Our revenues have grown to $42.5 million in 2010 from $29.8 million in 2008, and our Adjusted Free Cash Flow increased to $10.6 million in 2010 from $6.0 million in 2008 (Adjusted Free Cash Flow is not determined in accordance with GAAP and is not a substitute for or superior to financial measures determined in accordance with GAAP; for further discussion regarding Adjusted Free Cash Flow and a reconciliation of Adjusted Free Cash Flow to cash flows from operations, see footnote 4 to the table in “Part II, Item 6, Selected Financial Data” included elsewhere in this Report). No customer accounted for more than 10% of our revenues during 2008, 2009 or 2010. Our high customer retention, combined with our long-term contracts, increases the visibility and predictability of our revenues compared with traditional perpetual license-based software businesses. We manage our business with three key principles: focus on customer value, vertical market expertise and financial stewardship.

Industry Background

The Indirect Goods and Services Procurement Market

Procurement is an essential activity for virtually every organization, encompassing a significant portion of an organization’s spending beyond payroll. The procurement function is typically split into two categories, direct and indirect. Direct goods and services procurement is the purchase of goods and services that are directly incorporated into an organization’s products or services, while indirect goods and services procurement is the purchase of the day-to-day necessities of the workplace such as office supplies, laboratory supplies, furniture, computers, MRO (maintenance, repair and operations) supplies, and food and beverages. Indirect goods and services tend to be low cost but are usually bought in high volumes by a wide variety of employees throughout an organization.

The procurement process for indirect goods and services is often not well-managed or controlled. Buyers generally follow a sequential set of processes, referred to as the “source-to-settle” cycle, which is comprised of the following steps:

•	identify which suppliers have the required goods and services;

•	negotiate purchasing or contractual relationships;

•	establish a mechanism to transact business;

•	find, compare, approve and order the necessary goods and services;

•	receive, inspect and pay for the goods and services; and

•	analyze spending for potential savings and contract compliance.

Organizations with a procurement department establish purchasing policies, monitor purchasing activity, designate preferred suppliers, negotiate volume discounts and other contractual terms and otherwise manage supplier relationships. Although the procurement department is responsible for the purchasing function, most purchasing activity is conducted outside the procurement department by employees throughout the organization. These employees are challenged to comply with procurement policies to acquire their needed goods and services while performing their day-to-day duties. Employees often do not know who the preferred suppliers are and must work within antiquated systems that are cumbersome and time consuming. As a result, many purchases are not made from the available preferred suppliers and/or the purchases are conducted “off-contract,” a behavior sometimes referred to as “maverick spending.” This results in the organization not taking advantage of negotiated discounts. In many cases, the procurement department has limited ability to monitor, control or even influence this purchasing activity. Procurement departments are seeking ways to have greater visibility and control over the organization’s purchasing activity, reduce maverick spending and better serve the employees who make purchases for the organization.

Our target market for strategic procurement of indirect goods and services is a subset of the broader supply procurement and sourcing application chain management market, which AMR Research estimates in a July 2009 report entitled “The Global Enterprise Application Market Sizing Report, 2008-2013” as a $2.9 billion global opportunity in 2010, growing at an 8% compounded annual growth rate from 2010 through 2013. Based on our own internal analysis, we believe that our current addressable market is approximately $1.0 billion within our current target markets as follows: higher education ($305 million), life sciences ($300 million), healthcare ($175 million) and state and local government ($250 million).

Manual Procurement Processes Are Inefficient

Historically, efforts and investments to streamline the procurement process have tended to focus on direct goods and services. The procurement of indirect goods and services, which are typically lower cost but higher volume and thus still represent a large percentage of overall expenses, remains subject to significant inefficiencies. Traditionally, procurement organizations and employees have relied on manual, catalog-based processes to procure indirect goods and services, resulting in inaccuracies, inefficiencies, poor control and reduced user productivity. For example, in many instances, users may have to pay out-of-pocket for supplies and then seek reimbursement through expense reports. In addition, there are often long lead times to fulfill orders and an inability to analyze spending and minimize waste. Characteristics of these traditional processes include:

•	Lack of clearly defined procurement guidelines and awareness of preferred suppliers. In many cases, because processes are cumbersome, ill-defined and time consuming, many employees have difficulty following the procurement approval processes and fail to purchase from preferred suppliers. As a result, buying the right goods and services from the right suppliers at the right prices rarely occurs. Employees frequently purchase indirect materials from a local retail outlet or from a generic online retailer, such as Amazon.com. This maverick spending can result in the organization purchasing products at unfavorable prices.

•	Limited ability to analyze spend. Given the lack of automation and centralized reporting, organizations have difficulty analyzing what they are buying from suppliers. This limits the ability to negotiate better contracts or understand the organization’s compliance with spending limits. Additionally, without the proper systems, it is difficult to enforce supplier compliance with all negotiated contract terms.

•	Dissatisfied employees. Employees prefer an efficient and user-friendly procurement process. Manual, non-integrated processes often lead to excess costs, delays and errors, resulting in a frustrating experience. In addition, employees are unable to track the goods and supplies already on-hand, thus leading to excess purchases.

Traditional Automated Procurement Solutions Have Had Limited Effectiveness

Efforts to automate the procurement function for indirect goods and services initially consisted of add-on modules to enterprise resource planning, or ERP, systems and first generation procurement systems. These systems, initially developed 10 to 15 years ago, provide efficiencies by allowing organizations to automate parts of the procurement process, such as requisitioning, authorizing, ordering, receiving and payment. However, providers of these systems often have pricing models that charge fees to suppliers, which are costs that suppliers ultimately may pass on to the customer. These supplier fees discourage suppliers from entering the offering platform and result in off-platform purchases. Furthermore, most have limited effectiveness, because they often:

•	are implemented on-premise, and thus are expensive to deploy and maintain;

•	are generalized horizontal market solutions with limited industry-specific supplier participation, content and functionality;

•	require each organization to have its own customized one-to-one connections to each supplier; and

•	lack managed service capabilities to enable suppliers.

The introduction of SaaS-based strategic procurement solutions within the past few years has enabled buyers and suppliers to transact with each other online more efficiently. These systems provide better access to suppliers through a basic hub-and-spoke architecture and offer lower implementation and ongoing costs due to their on-demand nature. Yet despite their benefits, many other SaaS procurement offerings still suffer from the fact that they are primarily horizontal solutions that do not provide functionality and content specific to vertical markets, nor do they have a robust supplier network that can benefit from economies of scale. In addition, existing systems often have complicated interfaces that are difficult for employees to navigate. We believe there is a substantial market for focused, easy-to-use solutions that establish and maintain strong and efficient commercial relationships between organizations and suppliers.

Our Solution

We offer an on-demand strategic procurement and supplier enablement solution that enables organizations to more efficiently source indirect goods and services, manage their spend and obtain the benefits of compliance with purchasing policies and negotiating power with suppliers. Our on-demand strategic procurement software suite coupled with our managed supplier network forms our integrated solution, which is designed to achieve rapid and sustainable savings. Our solution provides customers with a set of products and services that enable them to optimize existing procurement processes by automating the entire source-to-settle process. The SciQuest Supplier Network acts as a communications hub that connects our customers to over 30,000 unique suppliers.

Our solution provides the following key benefits:

•	Significant return on investment (“ROI”). Our solution enables organizations to realize the benefits of strategic procurement by identifying and establishing contracts with preferred suppliers, driving spend to those contracts and promoting process efficiencies through electronic transactions. As a result, customers are able to achieve significant returns on investment through savings associated with contract compliance and strategic procurement. These savings result from negotiated discounts, automated requisition/order processing, contract lifecycle management, settlement automation and sourcing (such as the ability to conduct on-line bidding processes).

•	Content and functionality specific to our vertical markets. While we offer a single solution, our software has specific configurable functionality that meets the unique needs of our targeted vertical markets. We have a critical mass of suppliers to achieve economies of scale, and new suppliers can be readily added as the needs of our customers dictate.

•	Easier access to customers’ supplier network. Customers can easily access their preferred suppliers using a single solution and avoid the costs and inefficiencies associated with traditional one-to-one supplier management.

•	Greater adoption by employees. Our intuitive shopping interface provides employees with easy and automated visibility and access to goods and services. Streamlining the procurement process spurs user adoption and increases the level of spend under management, meaning spend that occurs pursuant to a pre-established contract with the supplier.

•	Greater adoption by suppliers. Suppliers typically are motivated to join our network due to ease of enablement and lack of supplier fees. This allows our solution to support a robust supplier network in which our customers benefit from economies of scale.

•	Visibility into spending patterns and activity. Our solution provides granular detail into user spending behavior and provides detailed analytics that allow organizations to continually improve their purchasing practices.

•	Visibility into suppliers. Our solution provides customers with greater insight into their supplier base by identifying supplier data and qualities, such as supplier capabilities and diversity qualifications, that may impact purchasing decisions.

•	Ease of deployment via integration with existing systems. Our highly-configurable solution integrates with many leading ERP systems to speed deployment and facilitate the interchange of transaction, accounting, settlement and user data.

Our Business Strengths

In addition to our differentiated customer solution, we believe our market approach and business model offer specific benefits that are instrumental to our successful growth. These include:

•	Focus on customer value. Delivering value to our customers is at the core of our business philosophy. We focus extensively on ensuring that customers achieve maximum benefit from our solution, and we proactively engage with our customers to continually improve our software and services. To this end, each of our customers is partnered with a member of our client partner organization that proactively assists that customer to maximize the ROI and related benefits from their implementation of our solution. This has led to a 27% compound annual growth rate in the average transaction volume by customers through our system over the last four years. In addition, each customer has access to our separate client support staff. Our customer-centric focus, significant domain expertise and integrated solution have led to the establishment of consistent long-term customer relationships, exemplified by an average annual customer renewal rate, on a dollar basis, of approximately 100% over the last three fiscal years.

•	Expertise in our targeted vertical markets. Because we have developed a solution that solves specific procurement problems for customers in our target vertical markets, we are able to differentiate ourselves from other solution providers that are horizontally focused. As a result, we are able to drive greater value to customers through increased cost savings and improved contract compliance. Additionally, our focus on a core set of vertical markets allows us to be more efficient in our sales and marketing efforts through an understanding of the specific needs and requirements of our customers. Our domain expertise allows us to provide our customers with a highly tailored and differentiated solution that is difficult for our competitors to replicate.

•	Extensive content and supplier network. Essential to our solution is building a critical mass of suppliers within a vertical market. Suppliers are not charged any fees or transaction costs for purchases consummated through the SciQuest Supplier Network, which has facilitated the growth of our network to over 30,000 unique suppliers servicing the higher education, life sciences, healthcare and state and local government markets. Upon signing of a new customer, we seek to add that customer’s suppliers to our supplier network. We charge our customers for each of their suppliers with whom they interact on our supplier network. Therefore, to the extent that a customer’s suppliers are already on our supplier network, our costs to enable these suppliers are reduced, allowing us to benefit from improved operating margins and other economies of scale.

•	Ability to manage costs. While we manage our business to maximize customer benefit, we also seek to optimize returns to our stockholders and employees by managing our cost structure. Our culture of lean management principles extends from our senior management throughout our company, including our development processes and our professional services engagements. This lean management of our cost structure has kept our capital expenditures low and helped lower our operating expenses as a percentage of revenues from 95% in 2007 to 75% in 2010.

•	High visibility business model. Our customers pay us subscription fees and implementation service fees for the use of our solution under multi-year contracts that are generally three to five years in length, and we typically receive cash payments annually in advance. The recurring nature of our revenues provides high visibility into future performance, and the upfront payments result in cash flow generation in advance of revenue recognition. For each of the last three fiscal years, greater than 80% of our revenues were recognized from contracts that were in place at the beginning of the year.

Our Growth Strategy

We seek to become the leading provider of strategic procurement solutions for indirect goods and services. Our key strategic initiatives include:

•	Further penetrating our existing vertical markets. Over 80% of our customers currently come from the higher education and life sciences vertical markets, where we have a significant operating history, with the remainder of our customers primarily coming from our newer healthcare and state and local government markets. We will continue to focus our efforts on acquiring new customers in our vertical markets, including investing in sales and marketing to increase our profile in the healthcare and state and local government markets while increasing our emphasis on mid-sized customer acquisition opportunities in the higher education and life sciences markets.

•	Capitalizing on cross-selling opportunities into our installed customer base. As of December 31, 2010, our solution was being used by 195 customers in our vertical markets. Our existing customer base provides us with a significant opportunity to sell additional modules and new products that we may develop or acquire. For each of the past three fiscal years, approximately 20% of new sales have consisted of sales of additional modules and services to existing customers. We plan to develop and/or acquire additional modules and products to sell to our existing customers by leveraging our position as a trusted strategic procurement solution vendor in our targeted vertical markets. In addition, we intend to leverage our acquisition of AECsoft by selling our full procurement software suite to AECsoft customers as well as selling the new AECsoft modules to our existing and prospective customers.

•	Selectively pursuing acquisitions. We may pursue acquisitions of businesses, technologies and solutions that complement our existing offerings in an effort to accelerate our growth, enhance the capabilities of our existing solution and broaden our solution offerings. For example, in January 2011, we acquired AECsoft, which is a leading provider of supplier management and sourcing technology. We also may pursue acquisitions that allow us to expand into new verticals or geographies where we do not have a significant presence.

•	Selectively expanding into new vertical markets. In the future, we intend to selectively expand into new vertical markets that are adjacent to, or have similarities to, our existing verticals and where we can leverage our market expertise. For instance, we expanded into the healthcare and state and local government markets because they are both adjacent to and have similar procurement characteristics as the higher education and life sciences markets. Vertical markets where procurement is still predominately handled through paper processing, with multiple suppliers of high volume, low-cost goods, offer potential expansion opportunities. We may pursue such expansion through internal product development, sales and marketing initiatives or strategic acquisitions. In addition, AECsoft has customers in other vertical markets that may represent opportunities for our vertical market expansion.

•	Investing in international expansion to acquire new customers. We believe that the market outside the United States offers us significant growth potential. Currently, we have customers operating in 15 countries and offer our solution in five languages and 22 currencies, although many of our international sales have consisted of sales to multinational organizations with operations in the United States. To date, sales to customers that are not based in the United States have represented an insignificant portion of our annual sales. We intend to continue our international expansion by increasing our international direct sales force and establishing additional third-party sales relationships in an effort to leverage our leadership position and reputation as a leading provider of strategic procurement solutions to organizations with global operations.

Our Products and Services

Our strategic procurement and supplier enablement solution automates the source-to-settle process. We provide our solution on-demand over the Internet using a SaaS model, which enables us to offer greater functionality, integration and reliability with less cost and risk than traditional on-premise solutions. We continue to evolve our solution based on our interaction with our customers around the world.

The following diagram provides an overview of our solution:

Our on-demand strategic procurement software suite provides customers with a set of products and services that enables them to automate the entire source-to-settle process. These integrated modules maximize the benefits customers derive from using the SciQuest Supplier Network and allow our customers to more efficiently communicate and transact with their suppliers.

Our solution also includes business intelligence features that enable organizations to analyze spend at the supplier, commodity and requisition levels. These reporting tools help users identify and establish contracts with preferred suppliers, drive spend to those contracts, and promote process efficiencies through electronic transactions.

SciQuest Strategic Procurement Software Suite

Our modular strategic procurement software suite optimizes processes to reduce costs, improve productivity and increase visibility for enterprise spend management. The individual modules of our solution can be deployed together or separately and integrate with many leading ERP systems.

The following table provides an overview of the modules of our solution (modules indicated by “*” incorporate technology acquired from AECsoft):

Module		Key Features
Sourcing Director*	•	Manages and expedites the bid creation process
	•	Provides ability to create auctions, invite supplier participants and monitor and control the reverse auction process in real-time
	•	Provides self-service access for registered suppliers to view events, enter responses, review award decisions and manage their own profiles
	•	Allows buyers to post Requests for Proposal, or RFPs, online
	•	Supports response and scoring for post-RFP analysis

Spend Director	•	Enables a critical mass of suppliers
	•	Promotes preferred suppliers
	•	Provides an intuitive procurement user environment
	•	Provides visibility into spending
	•	Enhances visibility into contract spending and compliance, including comparison of contract budget versus contract spending

Requisition Manager	•	Creates and submits error-free requisitions electronically
	•	Previews approval workflow and tracks requisitions online
	•	Routes requisitions electronically based on any requisition attribute
	•	Provides buyers and managers flexible approval options and 24/7 remote access
	•	Consolidates requisitions to minimize shipping fees and maximize discounts
	•	Analyzes requisition data to identify savings opportunities and audit contract compliance

Order Manager	•	Exchanges purchase documents electronically and securely with suppliers
	•	Manages purchase documents automatically, eliminating paper processes
	•	Communicates order status to requisitioners electronically
	•	Tracks order status automatically with participating suppliers
	•	Integrates directly with SciQuest Requisition Manager or existing ERP and financial systems
	•	Analyzes order data to identify saving opportunities

Settlement Manager	•	Integrates order/receipt/invoice data
	•	Automates receipt creation
	•	Supports automated matching of invoices with purchase orders and/or receipts
	•	Streamlines invoice management
	•	Avoids error-prone manual data entry

Module		Key Features
Supplier Contract Management and Authoring	•	Creates a central repository to track contract information, such as pricing terms and expiration and renewal dates
	•	Enables contract authoring by using pre-defined contract templates
	•	Records contract history, including change orders, approvals and addendums
	•	Tracks potential contract issues and resolution details
	•	Enables RFP and contract management collaboration, including document redlining during contract negotiation phase

Total Supplier Manager*	•	Creates an online, centralized repository of all suppliers
	•	Provides insights into supplier capabilities during the initial registration process by incorporating commodity/category specific information
	•	Automates supplier setup processes to help migrate suppliers from prospect to active status
	•	Identifies and classifies diverse suppliers and appends additional industry codes
	•	Supports collection and validation of insurance certificates and other risk-related documentation
	•	Collects and reports on supplier compliance and sustainability information

Supplier Diversity Manager*	•	Enables prospective suppliers to register and be listed in organization-wide diversity directory
	•	Tracks suppliers’ diversity certifications and expiration dates
	•	Automates communications regarding diversity certification notifications or expirations
	•	Identifies and classifies diverse suppliers within the vendor master directory
	•	Enables searching for diverse suppliers from over 300 databases using dynamic ranking and scoring
	•	Supports 2nd tier (subcontractor) reporting of direct, indirect or project-based sub spends

Materials Management	•	Provides comprehensive, stockroom-level inventory management, reducing backorders and stockouts
	•	Integrates available onsite inventory with product searches to avoid redundant purchases
	•	Maintains trusted inventory count
	•	Manages multiple inventory locations
	•	Controls user access to inventory

Our solution is priced based primarily on the modules purchased and the size of the organization. An organization’s size is determined based on its operating budget and/or number of employees. Our typical total subscription fees over the three to five year term of the subscription agreement for a multi-module sale range from $450,000 to $1.5 million ($150,000 to $300,000 per year), and our typical one-time implementation service fees range from $150,000 to $300,000. Customers are not charged based on the number of users or transaction volume, which encourages organizations to maximize the number of employees using our solution, resulting in enhanced efficiencies and customer satisfaction.

SciQuest Supplier Network

The SciQuest Supplier Network is a SaaS communications hub that enables efficient and automated transaction interactions between our customers and their existing suppliers. It is the single integration point between our customers and their suppliers that also provides customers with on-demand access to comprehensive and up-to-date multi-commodity supplier catalogs. By utilizing the SciQuest Supplier Network, our customers and their suppliers can connect in a hub-and-spoke configuration versus a one-to-one configuration, dramatically reducing the cost of integration. The SciQuest Supplier Network also provides customers with the infrastructure to add additional suppliers as needed. The dollar volume of transactions conducted through the SciQuest Supplier Network has increased from less than $2 billion in 2007 to over $7 billion in 2010. The SciQuest Supplier Network includes suppliers of broad commodity categories such as:

•	IT equipment;

•	office supplies;

•	laboratory and medical supplies;

•	MRO supplies;

•	services, such as temporary labor;

•	retail (books, CDs, appliances, etc.);

•	furniture; and

•	food and beverages.

While our solution addresses many different commodities and markets, our experience in the higher education and life sciences verticals has resulted in the ability to create unique additional products for these markets such as:

•	the Science Catalog, which is a list price catalog of approximately 400 niche and midsize suppliers that support diverse and specialized scientific research;

•	catalog consortium contracts which offer preferred pricing arrangements with industry-specific buying cooperatives; and

•	inventory management solutions for specialty materials.

Our Service Offerings

We offer our customers a number of services, some of which are included as part of their annual subscription fee and others, such as implementation services, are billed separately.

Client Partners. Our client partner organization proactively assists customers to maximize the benefit from their SciQuest solution. Each of our customers is partnered with a member of our client partner organization, who monitors the customer’s utilization of our solution and tracks performance metrics. Our client partners can identify underuse of the solution within the organization and proactively assist customers to better integrate our solution into their procurement processes.

Supplier Enablement Services. Our supplier enablement organization manages the SciQuest Supplier Network and all supplier connections to our customers. This organization’s role is to ease the integration of suppliers into our network and to increase the efficiency of communication between our customers and their suppliers. These efforts include enabling each new customer’s suppliers on the SciQuest Supplier Network, assisting suppliers in loading and updating product catalogs and adding new suppliers of existing customers.

Implementation Services. Our client delivery organization is responsible for implementing and deploying our solution with customers. These services are designed primarily to enhance the usability of the software for our customers and to assist them with configuration, integration, training and change management. Our implementation services include analyzing a customer’s current procurement processes, identifying specific high-value procurement needs, configuring our software products to the customer’s specific business and providing guidance on implementing and reinforcing best practices for procurement. In order to provide reliable, repeatable and cost-effective implementation and use of our products, we have developed a standard methodology to deliver implementation services that is milestone-based and emphasizes early knowledge transfer and solution usage. We develop project requirements based on the customer’s specific needs and set objective project goals, such as usage levels, in order to measure success.

Customer Support. Our customer support organization provides technical product support to our customers by phone, email and through our online Solutions Portal. Our Solutions Portal provides instant 24-hour Internet access to a searchable solutions database that includes release notes, answers to frequently asked questions, links to release preview webinars and product documentation. The portal allows customers to notify us of product software defects and incidents and to track our resolutions of such incidents in a centralized location.

Customers

As of December 31, 2010, we served 195 customers operating in 14 countries and offer our solution in five languages and 22 currencies. As of December 31, 2010, we had over 120,000 active users of our solution within our customer organizations. In 2008, 2009 and 2010, substantially all of our revenues were derived from customers in the United States or United States-based multinational companies. No customer accounted for more than 10% of our total revenues in 2008, 2009 and 2010. Our ten largest customers accounted for no more than 25% of our total revenues in 2009 or 2010. The markets in which our customers operate include higher education, life sciences and more recently, healthcare and state and local governments.

Higher Education. We serve over 130 higher education institutions, including research intensive universities, state-wide university systems and mid-market colleges, at more than 194 campuses. Over 65% of our higher education customers have annual expenditures in excess of $250 million, with over 25% of these customers having annual expenditures exceeding $1 billion.

Life Sciences. We serve 36 pharmaceutical and bio-technology customers, which include 12 of the top 15 global pharmaceutical companies as measured by revenue. A majority of our life science customers have over $1 billion in annual revenue.

Healthcare. We serve 19 healthcare customers which consist of academic medical centers, healthcare services and research organizations and group purchasing organizations, more than half of which have annual revenues exceeding $500 million.

State and Local Government. We serve four state and local government customers and are currently attempting to expand our presence within this market. The State of Georgia became our first state and local government customer in June 2008. We are initially targeting all state governments, all of which have annual expenditures in excess of $3 billion on indirect goods and services, and the 200 largest city and county governments, which have annual expenditures in excess of $500 million on indirect goods and services.

To date, the higher education and life sciences markets have been our primary markets, although we consider the healthcare and state and local government markets to be important for our future revenue growth.

The following table provides an overview of our representative customers by vertical:

Vertical	Representative Customers

Higher Education	Bryn Mawr College, East Tennessee State University, Emory University, Tulsa Community College, University of Michigan, University of Notre Dame, the University of Texas System, Yale University
Life Sciences	Bristol-Myers Squibb Company, Sanofi-Aventis, The Scripps Research Institute
Healthcare	AmSurg, Cincinnati Children’s Hospital, Memorial Sloan-Kettering Cancer Center, University of Texas Health Science Center at Houston
State and Local Government	Clint Independent School District, State of Georgia, State of Iowa

In addition to the customers discussed above, we have added more than 100 additional customers as a result of our AECsoft acquisition. AECsoft’s customer base spans multiple vertical markets, including markets that we have not previously pursued. As we integrate AECsoft into our operations, we intend to evaluate AECsoft’s customer base to identify opportunities to further our expansion into new vertical markets. We also intend to leverage our acquisition of AECsoft by selling our full procurement software suite to AECsoft customers as well as selling the new AECsoft modules to our existing and prospective customers.

Customer Case Studies

The case studies below demonstrate how we have helped leading organizations transform procurement into a strategic function and achieve a return on investment:

Emory University. Emory University, the largest private employer in Atlanta, is a leading U.S. research university. Emory purchased our solution to gain visibility into how much each of its 350 departments was paying for everything from pens and paper to furniture and MRO supplies. In 2006, Emory implemented our full source-to-settle solution to create an online, one-stop shopping marketplace where faculty and staff can order most commonly required products and specific services from university contracts. With our procurement solution in place, Emory reports the following benefits:

•	realized 6-to-1 ROI, meaning that they realized $6 in savings benefits for every $1 paid to SciQuest for its solution, over the first three years of their agreement with SciQuest;

•	funded the investment in our solution from the existing procurement budget, generated by realized savings, with no budget increases or general fund expenses; and

•	determined that 45% of realized savings resulted from process efficiencies and 55% of realized savings resulted from negotiated discounts and contract compliance.

The Scripps Research Institute. The Scripps Research Institute, or TSRI, is the world’s largest independent non-profit biomedical research facility with nearly 3,000 researchers, scientific staff members and employees. Prior to utilizing our solution, TSRI used a manual, paper-based system for procurement in which lab staff searched catalogs and websites for necessary products, filled out paper requisitions, submitted the requests and waited as the procurement department processed the order — a process that could take up to two weeks. TSRI implemented our Spend Director, Requisition Manager and Order Manager modules in 2007 and our Settlement Manager module in 2009 to transform its procurement process and reports the following benefits:

•	decreased the time spent ordering supplies and managing orders by 85%;

•	decreased the requisition processing time from 14 days to two days;

•	generated an average savings of 7% on lab material purchases as a result of negotiating greater supplier discounts and increasing on-contract spend; and

•	exceeded user adoption goal of 450 by 300%, with 1,500 TSRI staff now using the SciQuest procure-to-pay suite.

State of Georgia. The State of Georgia is the ninth most populous state in the country with a $17.5 billion operating budget. Approximately $4 billion of this operating budget is spent through the state’s purchasing department. Government agencies typically negotiate sophisticated statewide contracts with suppliers, but these contracts are complicated and difficult for state employees to access and utilize. The State of Georgia first implemented our solution in 2008. The State of Georgia acquired our solution in order to apply private-sector procurement strategies to address this problem. After deploying our solution, the State of Georgia reports the following benefits:

•	increased spend under management, meaning spend that occurs pursuant to a pre-established contract with the supplier, from 6% to nearly 60% within the first 18 months;

•	negotiated new discounts from suppliers ranging from 5% to 20%; and

•	reduced paper-based expenses, including some departments going almost 100% paperless upon implementation.

East Tennessee State University. East Tennessee State University, or ETSU, is a mid-sized higher education institution. A cost-reduction task force identified paper-based ordering and a fully manual procurement process as an opportunity for cost savings. The task force found that the cost to process each purchase order was too high and that the average order turnaround time from requisition to approval was 9.3 days. ETSU first implemented our solution in 2006. ETSU licensed our Spend Director, Requisition Manager and Order Manager modules with our Supplier Network in order to establish a new automated procurement process. With our procurement solution in place, ETSU reports the following benefits:

•	reduced average order turnaround time from 9.3 days to 3.7 days;

•	eliminated paper-based purchasing with 100% of purchase orders being processed electronically;

•	reallocated two procurement employees to other departments, resulting in a 44% reduction in procurement staff; and

•	improved ability to direct spending, with 41% of purchase orders being directed to preferred suppliers and 10% of spending directed to diversity suppliers.

Sales and Marketing

We market and sell our strategic procurement and supplier enablement solution through a direct sales force. Our sales force is organized by our current target markets of higher education, life sciences, healthcare and state and local governments, as well as by region. Our sales force also is divided into two selling groups: a new accounts group that generates qualified sales leads and sells our solution to organizations that are not currently our customers, and a sales group of account executives that sells additional products to our existing customers. Sales through our direct sales force represent the largest source of our total revenues.

We supplement our direct sales efforts with strategic partner relationships principally in order to increase market awareness and generate sales leads. Our strategic partners generally consist of suppliers, ERP providers, technology providers and purchasing consultants and consortia. The relationships include referral and re-seller relationships. We have a business development group within our sales organization to manage these relationships.

Our marketing efforts focus on increasing awareness of our brand and products, establishing SciQuest as a thought leader for strategic procurement and generating qualified sales leads. Our principal marketing initiatives target key executives and decision makers within our existing and prospective customer base and include sponsorship of, and participation in, industry events including user conferences, trade shows and webinars. Many sales opportunities are generated by referrals from existing customers, particularly in the higher education market. We also participate in cooperative marketing efforts with our strategic partners and other providers of complementary services or technology.

As of December 31, 2010, our sales and marketing organization consisted of 46 employees.

We also conduct NextLevel, an annual event that brings the procurement community, including industry experts, thought leaders and suppliers, together to discuss the latest thinking, newest strategies and most innovative solutions. The 2011 NextLevel conference was attended by approximately 400 customers, prospects, suppliers, partners and other attendees.

Our new business sales normally fluctuate as a result of seasonal variations in our business, principally due to the timing of client budget cycles. Historically, we have had lower new sales in our first and third quarters than in the remainder of our year.

Competition

The market for strategic procurement and supplier enablement solutions is competitive, rapidly evolving and subject to changes in technology. We compete with a number of procurement software vendors, large software application providers and group purchasing organizations. Our current principal competitors are Ariba (across all of our vertical markets other than healthcare), GHX (healthcare only), large enterprise application providers that we believe have limited procurement functionality, such as Oracle and SAP, smaller market-specific vendors, and internally developed and maintained solutions.

We believe the principal competitive factors in our industry include the following:

•	breadth, depth and configurability of the solution;

•	brand name recognition;

•	ability to meet a customer’s functional requirements and provide content specific to a vertical market;

•	on-demand software delivery model;

•	managed network and supplier services;

•	price;

•	ease and speed of implementation and use;

•	measurability of results, demonstrable return-on-investment and perceived value;

•	satisfaction of customer base; and

•	performance and reliability of the software.

We believe we compete favorably with our competitors on the basis of these factors. In addition, many of our customers are current users of Oracle and SAP, and integrate our solution into their ERP system. However, some of our existing and potential competitors have greater financial resources, longer operating histories and more name recognition. We may face future competition in our markets from other large, established companies, as well as emerging companies.

Technology

For several years, we have applied Lean-Agile product development and project management principles to the operational areas of our company. The four key principles of respecting the individual, focusing on delivering customer value, eliminating waste, and continuously improving each and every process are the bases for designing, developing, implementing and supporting our solution.

We use commercially available operating, application, and database management systems and have a significant commitment to using open source systems throughout our technology development and delivery stack. We support key industry standards and have an overall technology architecture that is highly redundant and designed to be highly available, while supporting rapid development and deployment of new releases several times per year. We have implemented standard practices in the areas of development, deployment, production control, administration and monitoring.

Our product suite is designed for, and primarily delivered over, the Internet “on-demand.” We also have two specialty inventory management modules that are deployed behind the customer’s firewall.

Our on-demand solutions are web-based and modular, automating each step of an organization’s procurement lifecycle. These on-demand modules require only a standard Web browser and access to the Internet, requiring no behind-the-firewall components.

The multi-tenant, on-demand applications environment is developed using enterprise-class components: Java-based application code, IBM’s DB2 database management system, and an open source operating environment. The single code-base supports thousands of users and delivers robust, scalable, secure solutions for customers. Our solutions have multiple layers of security, with all production operating systems protected against unauthorized access, sensitive data encrypted, all network/firewall devices actively monitored and updated, and user authentication required for system access.

Our integration layer is based on technology provided by a technology partner, providing flexible, scalable, and deep integrations to customers’ existing IT systems infrastructure (e.g., into customers’ authentication, financial or ERP systems). This technical architecture facilitates true Internet-native standards support, scalability, reliability, recoverability, security and ease of maintenance.

We own and administer all of our hosted production servers and web site hardware, which physically reside in tier-1 data center hosting facilities. Our primary data center facility offers physical security, redundant power systems, and multiple OC3 internet network connections and is located in Durham, North Carolina. We also have a fully redundant, disaster recovery platform in a data center in Scottsdale, Arizona which is automatically synchronized, real-time, with the system in North Carolina. We have contracted with SunGard Availability Services, LP to provide hosting and network services related to these data center facilities. This contract expires in March 2013 but automatically renews for additional one-year terms unless either party provides written notice of termination at least three months prior to the expiration of the current term. Pursuant to this contract, for the North Carolina data facility, we paid a monthly fee of $7,900 through January 2011, with such monthly fee increasing to $9,466 from February 2011 through March 2013, and for the Arizona data facility, we will pay a monthly fee of $3,629 through March 2013.

On a nightly basis, a backup of the production environments and databases are performed and stored offsite in a vaulted location, which enables full business recovery. We test the reliability of our fail over systems and have numerous contingency plans in place for business continuity. We utilize external monitoring and load testing tools to track the performance of our production environment.

The AECsoft technology has been developed using the Microsoft.Net architecture and SQL Server database management system. The AECsoft products are hosted in a data center located in Houston, Texas that is comparable to our data center facilities.

Our deployed inventory management modules have a three-tier architecture, with an interface component, an application server layer, and database layer. These modules are deployed within a customer’s network where we provide level 2 and level 3 support. We provide regular updates to customers with new releases available every 18-24 months and maintenance releases available periodically (typically every three to six months).

Product Development

Our product development organization is responsible for the design, development and testing of our software. Our current product development efforts are focused on maintenance and enhancements of existing products as well as development of new products and modules.

Following our Lean-Agile product development methodology, we work closely with our customers in developing all our products. Our customer community provides extensive input that we incorporate into our products through regular reviews and demonstration-based focus groups. Typically, our product development organization will conduct four to six focus groups and 30 to 40 customer interviews during a release cycle and works closely with our implementation and customer support organization, which also provides for customer feedback into the development process.

As of December 31, 2010, our product development organization consisted of 60 employees.

Our research and development expenses were $8.3 million, $8.1 million and $8.4 million in 2008, 2009 and 2010, respectively.

Intellectual Property

Our success and ability to compete is dependent in part on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing upon the proprietary rights of others. We rely primarily on a combination of patent, copyright, trade secret, confidentiality procedures, contractual provisions and other similar measures to protect our proprietary information.

We have registered trademarks and service marks in the United States and abroad, and have applied for the registration of additional trademarks and service marks. Our principal trademark is “SciQuest.”

We have two issued U.S. patents (which expire in 2023 and 2026, respectively), 14 pending U.S. patent applications and one pending foreign patent application. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims.

We also use contractual provisions to protect our intellectual property rights. We license our software products directly to customers. These license agreements, which address our technology, documentation and other proprietary information, include restrictions intended to protect and defend our intellectual property. We also require all of our employees, contractors and many of those with whom we have business relationships to sign non-disclosure and confidentiality agreements.

The legal protections described above afford only limited protection for our technology. Due to rapid technological change, we believe that factors such as the technological and creative skills of our personnel, new product and service developments and enhancements to existing products and services are more important than the various legal protections of our technology to establishing and maintaining a technology leadership position.

Our products also include third-party software that we obtain the rights to use through license agreements. These third-party software applications are commercially available on reasonable terms. We believe that we could obtain substitute software, or in certain cases develop substitute software, to replace these third-party software applications if they were no longer available on reasonable terms.

In May 2009, a company filed a patent infringement action in the United States District Court for the Eastern District of Virginia against us and other unrelated companies. In August 2009, we entered into a settlement agreement under which we made a one-time settlement payment.

In February 2010, we received a letter from a company offering us a license to certain of its patent rights. We have reviewed the offer and do not believe that a license is required or that our products infringe that company’s patent rights. We cannot guarantee that this company will not assert a patent infringement claim against us in the future or that we would prevail should a patent infringement claim be asserted.

Employees

As of December 31, 2010, we had 192 full-time employees. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

ITEM 1A.	RISK FACTORS

We operate in a business environment that involves numerous known and unknown risks and uncertainties that could have a materially adverse impact on our operations. The risks described below highlight some of the factors that have affected, and in the future could affect, our operations. You should carefully consider these risks. These risks are not the only ones we may face. Additional risks and uncertainties of which we are unaware or that we currently deem immaterial also may become important factors that affect us. If any of the events or circumstances described in the followings risks occurs, our business, financial condition, results of operations, cash flows, or any combination of the foregoing, could be materially and adversely affected.

Our risks are described in detail below; however, the more significant risks we face include the following:

•	our failure to sustain our historical renewal rates, pricing and terms of our customer contracts would adversely affect our operating results;

•	if we are unable to attract new customers, or if our existing customers do not purchase additional products or services, the growth of our business and cash flows will be adversely affected;

•	continued economic weakness and uncertainty, which may result in a significant reduction in spending in our target markets, could adversely affect our business, lengthen our sales cycles and make it difficult for us to forecast operating results accurately;

•	we expect to continue to develop and acquire new product and service offerings with no guarantee that we will be able to market those acquired products and services successfully or to integrate any acquired businesses into our operations effectively;

•	we may experience service failures or interruptions due to defects in the hardware, software, infrastructure, third-party components or processes that comprise our solution, any of which could adversely affect our business;

•	if we do not successfully maintain the SciQuest brand in our existing vertical markets or successfully market the SciQuest brand in new vertical markets, our revenues and earnings could be materially adversely affected;

•	if we are unable to adapt our products and services to rapid technological change, our revenues and profits could be materially and adversely affected;

•	the market for on-demand strategic procurement and supplier enablement solutions is at a relatively early stage of development; if the market for our solution develops more slowly than we expect, our revenues may decline or fail to grow and we may incur operating losses;

•	our customers are concentrated in our targeted vertical markets, and adverse trends or events affecting these markets could adversely affect our revenue growth and profits;

•	we have been, and may continue to be, subject to claims that we or our technologies infringe upon the intellectual property or other proprietary rights of a third party. Any such claims may require us to incur significant costs, to enter into royalty or licensing agreements or to develop or license substitute technology, which may harm our business.

Risks Related to Our Business and Industry

Our failure to sustain our historical renewal rates, pricing and terms of our customer contracts would adversely affect our operating results.

We derive, and expect to continue to derive, substantially all of our revenues from our on-demand strategic procurement and supplier enablement solution in the higher education, life sciences, healthcare and state and local government markets. Should our current customers lose confidence in the value or effectiveness of our solution, the demand for our products and services will likely decline, which could materially and adversely affect our renewal rates, pricing and contract terms. Our subscription agreements with customers are typically for a term of three to five years, although AECsoft’s agreements with its customers typically have one-year terms with automatic renewal provisions. As the AECsoft agreements expire, we intend to make efforts to sign these customers to our typical multi-year agreements, although there is no assurance that we will be successful in doing so. Failure to migrate the AECsoft customers to multi-year contracts could adversely impact our renewal rates. Over the past three fiscal years, our average annual customer renewal rate, on a dollar basis, has been approximately 100%. If our customers choose not to renew their subscription agreements with us at similar rates and on similar or more favorable terms, our business, operating results and financial condition may be materially and adversely affected.

If we are unable to attract new customers, or if our existing customers do not purchase additional products or services, the growth of our business and cash flows will be adversely affected.

To increase our revenues and cash flows, we must regularly add new customers and, to a somewhat lesser extent, sell additional products and services to our existing customers. If we are unable to hire or retain quality sales personnel, unable to sell our products and services to companies that have been referred to us, unable to generate sufficient sales leads through our marketing programs, or if our existing or new customers do not perceive our solution to be of sufficiently high value and quality, we may not be able to increase sales and our operating results would be adversely affected. In addition, if we fail to sell new products and services to existing or new customers, our operating results will suffer, and our revenue growth, cash flows and profitability may be materially and adversely affected. For instance, if we are not successful in either selling the new AECsoft modules to our existing and prospective customers or selling our procurement software suite and services to AECsoft’s customers, we may not realize some of the potential benefits of this acquisition.

Continued economic weakness and uncertainty, which may result in a significant reduction in spending in our target markets, could adversely affect our business, lengthen our sales cycles and make it difficult for us to forecast operating results accurately.

Our revenues depend significantly on economic conditions in our target markets as well as the economy as a whole. We have experienced, and may experience in the future, reduced spending by our customers and potential customers due to the continuing economic weakness affecting the U.S. and global economy, and other macroeconomic factors affecting spending behavior. Many of our customers and potential customers, particularly in the higher education market, have been facing significant budgetary constraints that have limited spending on technology solutions. Continued spending constraints in our target markets may result in slower growth, or reductions, in revenues and profits in the future. In addition, economic conditions or uncertainty may cause customers and potential customers to reduce or delay technology purchases, including purchases of our solution. Our sales cycle may lengthen if purchasing decisions are delayed as a result of uncertain budget availability or if contract negotiations become more protracted or difficult as customers institute additional internal approvals for information technology purchases. These economic conditions could result in reductions in sales of our products and services, longer sales cycles, difficulties in collecting accounts receivable or delayed payments, slower adoption of new technologies and increased price competition. Any of these events or any significant reduction in spending in the higher education, life sciences, healthcare and state and local government markets would likely harm our business, financial condition, operating results and cash flows.

We expect to continue to develop and acquire new product and service offerings with no guarantee that we will be able to market those acquired products and services successfully or to integrate any acquired businesses into our operations effectively.

Expanding our product and service offerings is an important component of our business strategy. Any new offerings that are not favorably received by prospective customers could damage our reputation or brand name. As part of this strategy, we recently acquired AECsoft, which is a leading provider of supplier management and sourcing technology. We can offer no assurances that AECsoft’s product offering will be favorably received by either our current customers or prospective customers. If we are unsuccessful in marketing the AECsoft product offering, our operating results will suffer and we may not realize the expected benefits of the acquisition. Expansion of our services will require us to devote a significant amount of time and money and may strain our management, financial and operating resources. We cannot be assured that our development or acquisition efforts will result in commercially viable products or services. In addition, we may bear development and acquisition costs in current periods that do not generate revenues until future periods, if at all. To the extent that we incur expenses that do not result in increased current or future revenues, our earnings may be materially and adversely affected.

We may experience service failures or interruptions due to defects in the hardware, software, infrastructure, third-party components or processes that comprise our solution, any of which could adversely affect our business.

A technology solution as complex as ours may contain undetected defects in the hardware, software, infrastructure, third-party components or processes that are part of the solution we provide. If these defects lead to service failures, we could experience delays or lost revenues during the period required to correct the cause of the defects. Furthermore, from time to time, we have experienced immaterial service disruptions in the ordinary course of business. We cannot be certain that defects will not be found in new products or upgraded modules, including the AECsoft products that we have acquired, or that service disruptions will not occur in the future, resulting in loss of, or delay in, market acceptance, which could have an adverse effect on our business, results of operations and financial condition.

Because customers use our on-demand strategic procurement and supplier enablement solution for critical business processes, any defect in our solution, any disruption to our solution or any error in execution could cause customers to not renew their contracts with us, prevent potential customers from purchasing our solution and harm our reputation. Although most of our contracts with our customers limit our liability to our customers for these defects, disruptions or errors, we nonetheless could be subject to litigation for actual or alleged losses to our customers’ businesses, which may require us to spend significant time and money in litigation or arbitration or to pay significant settlements or damages. We do not currently maintain any warranty reserves. Defending a lawsuit, regardless of its merit, could be costly and divert management’s attention and could cause our business to suffer.

The insurers under our existing liability insurance policy could deny coverage of a future claim for actual or alleged losses to our customers’ businesses that results from an error or defect in our technology or a resulting disruption in our solution, or our existing liability insurance might not be adequate to cover all of the damages and other costs of such a claim. Moreover, we cannot be assured that our current liability insurance coverage will continue to be available to us on acceptable terms or at all. The successful assertion against us of one or more large claims that exceeds our insurance coverage, or the occurrence of changes in our liability insurance policy, including an increase in premiums or imposition of large deductible or co-insurance requirements, could have an adverse effect on our business, financial condition and operating results. Even if we succeed in litigation with respect to a claim, we are likely to incur substantial costs and our management’s attention will be diverted from our operations.

If we do not successfully maintain the SciQuest brand in our existing vertical markets or successfully market the SciQuest brand in new vertical markets, our revenues and earnings could be materially adversely affected.

We believe that developing, maintaining and enhancing the SciQuest brand in a cost-effective manner is critical in expanding our customer base. Some of our competitors have well-established brands. Although we believe that the SciQuest brand is well established in the higher education and life sciences markets where we have a significant operating history, our brand is less well known in the healthcare and state and local government markets. Promotion of our brand will depend largely on continuing our sales and marketing efforts and providing high-quality products and services to our customers. We cannot be assured that these efforts will be successful in marketing the SciQuest brand, particularly beyond the higher education and life sciences markets. If we are unable to successfully promote our brand, or if we incur substantial expenses in attempting to do so, our revenues and earnings could be materially and adversely affected.

If we are unable to adapt our products and services to rapid technological change, our revenues and profits could be materially and adversely affected.

Rapid changes in technology, products and services, customer requirements and operating standards occur frequently. These changes could render our proprietary technology and systems obsolete. Any technological changes that reduce or eliminate the need for a solution that connects purchasing organizations with their suppliers could harm our business. We must continually improve the performance, features and reliability of our products and services, particularly in response to our competition.

Our success will depend, in part, on our ability to:

•	enhance our existing products and services;

•	develop new products, services and technologies that address the increasingly sophisticated and varied needs of our target markets; and

•	respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

We cannot be certain of our success in accomplishing the foregoing. If we are unable, for technical, legal, financial or other reasons, to adapt to changing market conditions or buyer requirements, our market share, business and operating results could be materially and adversely affected.

The market for on-demand strategic procurement and supplier enablement solutions is at a relatively early stage of development. If the market for our solution develops more slowly than we expect, our revenues may decline or fail to grow and we may incur operating losses.

We derive, and expect in the near-term to continue to derive, substantially all of our revenues from our on-demand strategic procurement and supplier enablement solution in the higher education, life sciences, healthcare and state and local government markets. Our current expectations with respect to growth may not prove to be correct. The market for our solution is at a relatively early stage of development, making our business and future prospects difficult to evaluate. In particular, we have only recently entered the healthcare and state and local government markets, and our penetration of these vertical markets is at a substantially lower level than our penetration of the higher education and life sciences vertical markets.

Should our prospective customers fail to recognize, or our current customers lose confidence in, the value or effectiveness of our solution, the demand for our products and services will likely decline. Any significant price compression in our vertical markets as a result of newly introduced solutions or consolidation among our competitors could have a material adverse effect on our business. A number of factors could affect our customers’ assessment of the value or effectiveness of our solution, including the following:

•	their comfort with current purchasing and asset management procedures;

•	the costs and resources required to adopt new business procedures;

•	reductions in capital expenditures or technology spending budgets;

•	the price, performance and availability of competing solutions;

•	security and privacy concerns; or

•	general reticence about technology or the Internet.

Our customers are concentrated in our targeted vertical markets, which could make us vulnerable to adverse trends or events affecting those markets. The occurrence of any such adverse trends or events in our vertical markets could adversely affect our business.

We are also subject to certain risks because of our concentration of customers in the higher education and life sciences markets. For example, approximately 69% of our customers and approximately 61% of our 2010 revenues came from the higher education market. Many of our customers and potential customers in the higher education market have been facing significant budgetary constraints that have limited spending on technology solutions. Continued spending constraints in the higher education market may result in slower growth, or reductions, in our revenues and profits in the future. In addition, the number of potential customers in the higher education market is relatively finite, which could limit our growth prospects. Moreover, our brand is less well known among mid-sized higher education institutions, and unless we are successful in promoting and marketing our brand in this market segment, our sales within the higher education market may not increase. Furthermore, many of our sales opportunities are generated by referrals from existing customers in the higher education market. We believe that institutions in this market are collaborative in nature, and therefore, our failure to provide a beneficial solution to our existing customers could adversely impact our reputation in the higher education market and our ability to generate new referral customers. With respect to the life sciences market, approximately 18% of our customers and approximately 28% of our 2010 revenues came from the life sciences market. The life sciences industry has been experiencing a period of consolidation, during which many of the large domestic and international pharmaceutical companies have been acquiring mid-sized pharmaceutical companies. The potential consolidation of our life sciences customers may diminish our negotiating leverage and exert downward pressure on our prices or cause us to lose the business of valuable customers who are consolidated with other pharmaceutical companies that are not our customers. If the circumstances described above result in decreased revenues or profitability from our existing customers in the higher education and life sciences markets or reduce our ability to generate new customers in these markets, this would have a material and adverse effect on our overall revenues and profits.

In addition, we face certain risks related to the state and local government and healthcare markets which we have recently entered. Approximately 2% of our customers and approximately 3% of our 2010 revenues came from the state and local government market and approximately 10% of our customers and approximately 8% of our 2010 revenues came from the healthcare market. We plan to continue to invest in sales and marketing efforts in these markets, which we believe are important to our future revenue growth. However, we cannot provide assurances that these efforts will be successful. If we are not successful in selling our solution in these markets, or if we incur substantial expenses in attempting to do so, our ability to increase our revenues and earnings could be materially and adversely affected.

Furthermore, with respect to the healthcare market, healthcare costs have risen significantly over the past decade and numerous initiatives and reforms initiated by legislators, regulators and third-party payors to curb these costs have resulted in a consolidation trend in the healthcare industry, including hospitals. This has resulted in greater pricing and other competitive pressures and the exclusion of certain suppliers from important market segments. We expect that market demand, government regulation, third-party reimbursement policies and societal pressures will continue to change the national and worldwide healthcare industry, resulting in further business consolidations and alliances among customers and competitors. Healthcare reform legislation may exacerbate these potential challenges and impact our relationship with our healthcare customers in unanticipated ways. To the extent that our sales are concentrated in these markets, consolidation may reduce competition, exert downward pressure on the prices of our products and adversely impact our business, financial condition or results of operations.

We have been, and may continue to be, subject to claims that we or our technologies infringe upon the intellectual property or other proprietary rights of a third party. Any such claims may require us to incur significant costs, to enter into royalty or licensing agreements or to develop or license substitute technology, which may harm our business.

The on-demand strategic procurement and supplier enablement market is characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets and by litigation based on allegations of infringement or other violations of intellectual property rights. As we seek to extend our solution, we could be constrained by the intellectual property rights of others. We have been, and may in the future be, subject to claims that our technologies infringe upon the intellectual property or other proprietary rights of a third party. While we believe that our products do not infringe upon the proprietary rights of third parties, we cannot guarantee that third parties will not assert infringement claims against us in the future, particularly with respect to technology that we acquire through acquisitions of other companies.

In February 2010, we received a letter from a company offering us a license to certain of its patent rights. We have reviewed the offer and do not believe that a license is required or that our products infringe that company’s patent rights. We cannot guarantee that this company will not assert a patent infringement claim against us in the future or that we would prevail should a patent infringement claim be asserted.

We might not prevail in any intellectual property infringement litigation, given the complex technical issues and inherent uncertainties in such litigation. Defending such claims, regardless of their merit, could be time-consuming and distracting to management, result in costly litigation or settlement, cause development delays, or require us to enter into royalty or licensing agreements. We generally provide in our customer agreements that we will indemnify our customers against third-party infringement claims relating to our technology provided to the customer, which could obligate us to fund significant additional amounts. If our products are found to have violated any third-party proprietary rights, we could be required to withdraw those products from the market, re-develop those products or seek to obtain licenses from third parties, which might not be available on reasonable terms or at all. Any efforts to re-develop our products, obtain licenses from third parties on favorable terms or license a substitute technology might not be successful and, in any case, might substantially increase our costs and harm our business, financial condition and operating results. Withdrawal of any of our products from the market could have a material adverse effect on our business, financial condition and operating results.

We are subject to a lengthy sales cycle and delays or failures to complete sales may harm our business and result in slower growth.

Our sales cycle may take several months to over a year. Furthermore, we expect to experience relatively longer sales cycles as we expand into the healthcare and state and local government markets. During this sales cycle, we may expend substantial resources with no assurance that a sale will ultimately result. The length of a customer’s sales cycle depends on a number of factors, many of which we may not be able to control, including the following:

•	potential customers’ internal approval processes;

•	budgetary constraints for technology spending;

•	customers’ concerns about implementing new procurement methods and strategies; and

•	seasonal and other timing effects.

Any lengthening of the sales cycle could delay our revenue recognition and cash generation and could cause us to expend more resources than anticipated. If we are unsuccessful in closing sales or if we experience delays, it could have a material adverse effect on our operating results.

Our cash flows, quarterly revenues and operating results have fluctuated in the past and may fluctuate in the future due to a number of factors. As a result, we may fail to meet or exceed the expectations of securities analysts or investors, which could cause our stock price to decline.

Our cash flows, quarterly revenues and operating results have varied in the past and may fluctuate in the future. As a result, you should not rely on the results of any one quarter as an indication of future performance and period-to-period comparisons of our revenues and operating results may not be meaningful.

Fluctuations in our quarterly results of operations may be due to a number of factors including, but not limited to, those listed below and others identified throughout this “Risk Factors” section:

•	concentrated sales to large customers;

•	our ability to retain and increase sales to existing customers and to attract new customers;

•	the timing and success of new product and module introductions or upgrades by us or our competitors;

•	changes in our pricing policies or those of our competitors;

•	renewal rates of existing customers;

•	potential consolidation among our customers within the life sciences market;

•	potential foreign currency exchange gains and losses associated with expenses and sales denominated in currencies other than the U.S. dollar;

•	the amount and timing of expenditures related to development, adaptation or acquisition of technologies, products or businesses;

•	competition, including entry into the industry by new competitors and new offerings by existing competitors; and

•	general economic, industry and market conditions that impact expenditures for technology solutions in our target markets.

Such fluctuations might lead analysts to change their models for valuing our common stock. As a result, our stock price could decline rapidly and we could face costly securities class action suits or other unanticipated issues.

Our future profitability and cash flows are dependent upon our ability to control expenses.

Our operating plan to maintain profitability is based upon estimates of our future expenses. For instance, we expect our operating expenses to increase in 2011 as compared to 2010 in order to support anticipated revenue growth. Furthermore, as a result of our recent initial public offering in

September 2010, we began incurring significant legal, accounting and other expenses in 2010 that we had not incurred previously as a private company. If our future expenses are greater than anticipated, our ability to maintain profitability may be negatively impacted. Greater than anticipated expenses may negatively impact our cash flows, which could cause us to expend our capital faster than anticipated. Also, a large percentage of our expenses are relatively fixed, which may make it difficult to reduce expenses significantly in the future.

Our future revenue growth could be impaired if our investment in direct and indirect sales channels for our products is unsuccessful.

We have invested significant time and resources in developing our direct sales force and our indirect sales channels. Sales through our direct sales force represent the primary source of our revenues. We supplement our direct sales force with indirect sales channels for our products through relationships with suppliers, ERP providers, technology providers and purchasing consultants and consortia. We cannot be assured that our direct or indirect sales channels will be successful or that we will be able to develop additional indirect sales channels to support our direct sales channel. If our direct sales efforts, and to a lesser extent our indirect sales efforts, are not effective, our ability to achieve revenue growth may be impaired. As we develop additional indirect sales channels, we may experience conflicts with our direct sales force to the extent that these sales channels target the same customer bases. Successful management of these potential conflicts will be necessary in order to maximize our revenue growth.

If we are unable to facilitate the use of our implementation services by our customers in an optimal manner, the effectiveness of our customers’ use of our solution would be negatively impacted, resulting in harm to our reputation, business and financial performance.

The use of our solution typically includes implementation services to facilitate the optimal use of our solution. For example, in delivering our services, we typically work closely with customer personnel to improve the customer’s procurement process, enable the customer’s suppliers on the SciQuest Supplier Network, assist suppliers in loading product catalogs and support organizational activities to assist our customer’s transition to our strategic procurement and supplier enablement solution. These activities require substantial involvement and cooperation from both our customers and their suppliers. If we do not receive sufficient support from either the customer or its suppliers, then the optimal use of our services by the customer may be adversely impacted, resulting in lower customer satisfaction and negatively affecting our business, reputation and financial performance.

If we are not able to successfully create internal efficiencies for our customers and their suppliers, our operating costs and relationships with our customers and their suppliers will be adversely affected.

A key component of our products and services is the efficiencies created for our customers and their suppliers. In order to create these efficiencies, it is typically necessary for our solution to work together with our customer’s internal systems such as inventory, customer service, technical service, ERP systems and financial systems. If these systems do not create the anticipated efficiencies, relationships with our customers will be adversely affected, which could have a material adverse affect on our financial condition and results of operations.

The failure to integrate successfully businesses that we have acquired or may acquire, including our recent acquisition of AECsoft, could adversely affect our business.

An element of our strategy is to broaden the scope and content of our products and services through the acquisition of existing products, technologies, services and businesses. Acquisitions entail numerous risks, including:

•	the integration of new operations, products, services and personnel;

•	the diversion of resources from our existing businesses, sites and technologies;

•	the inability to generate revenues from new products and services sufficient to offset associated acquisition costs;

•	the maintenance of uniform standards, controls, procedures and policies;

•	the acquired business requiring greater resources than anticipated;

•	accounting effects that may adversely affect our financial results;

•	the impairment of employee and customer relations as a result of any integration of new management personnel;

•	dilution to existing stockholders from the issuance of equity securities; and

•	liabilities or other problems associated with an acquired business.

In particular, we recently completed our acquisition of AECsoft. The integration of AECsoft into our business is ongoing and represents a significant undertaking for our management team. We can offer no assurances that we will successfully complete this integration or realize the expected benefits of this acquisition. Our failure to successfully manage the risks associated with this acquisition could adversely affect our business and operating results.

We may also have difficulty in effectively assimilating and integrating future acquired businesses, or any future joint ventures, acquisitions or alliances, into our operations, and such integration may require a significant amount of time and effort by our management team. To the extent we do not successfully avoid or overcome the risks or problems related to any acquisitions, our business, results of operations and financial condition could be adversely affected. Future acquisitions also could impact our financial position and capital needs and could cause substantial fluctuations in our quarterly and yearly results of operations. Acquisitions could include significant goodwill and intangible assets, which may result in future impairment charges that would reduce our stated earnings.

Our failure to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies could reduce our ability to compete successfully and adversely affect our results of operations.

While we have funded our business through our cash flows from operations and the proceeds of our initial public offering in September 2010, we may need to raise additional funds to achieve our future strategic objectives, including the execution of our strategy to pursue acquisitions. We may not be able to obtain additional debt or equity financing on favorable terms, if at all. If we raise additional equity financing, our security holders may experience significant dilution of their ownership interests and the value of shares of our common stock could decline. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, force us to maintain specified liquidity or other ratios or restrict our ability to pay dividends or make acquisitions. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

•	develop and enhance our solution;

•	continue to expand our technology development, sales and/or marketing organizations;

•	hire, train and retain employees; or

•	respond to competitive pressures or unanticipated working capital requirements.

Our inability to do any of the foregoing could reduce our ability to compete successfully and adversely affect our results of operations.

Product development delays could damage our reputation and sales efforts.

Developing new products and updated versions of our existing products for release at regular intervals is important to our business efforts. At times, we may experience delays in our development process that result in new releases being delayed or lacking expected features or functionality. New product or version releases that are delayed or do not meet expectations may result in customer dissatisfaction, which in turn could damage significantly our reputation and sales efforts. Such damage to our reputation and sales efforts could negatively impact our operating results.

The market for on-demand strategic procurement and supplier enablement solutions is highly competitive, which makes achieving market share and profitability more difficult.

The market for on-demand strategic procurement and supplier enablement solutions is rapidly evolving and intensely competitive. We experience competition from multiple sources, which makes it difficult for us to develop a comprehensive business strategy that addresses all of these competitive factors. We face competition from other on-demand strategic procurement and supplier enablement solution providers, large enterprise application providers, smaller market-specific vendors and internally developed and maintained solutions. Competition is likely to intensify as this market matures.

As competitive conditions intensify, competitors may:

•	devote greater resources to marketing and promotional campaigns;

•	devote substantially more resources to product development;

•	secure exclusive arrangements with indirect sales channels that impede our sales;

•	develop more extensive client bases and broader client relationships than we have; and

•	enter into strategic or commercial relationships with larger, more established and well-financed companies.

In addition, some of our competitors may have longer operating histories and greater name recognition than we have. New technologies and the expansion of existing technologies may increase competitive pressures. As a result of increased competition, we may experience reduced operating margins, as well as loss of market share and brand recognition. We may not be able to compete successfully against current and future competitors. These competitive pressures could have a material adverse effect on our revenue growth and results of operations.

Mergers or other strategic transactions involving our competitors could weaken our competitive position, limit our growth prospects or reduce our revenues.

We believe that our industry is highly fragmented and that there is likely to be consolidation, which could lead to increased price competition and other forms of competition. Increased competition may cause pricing pressure and loss of market share, either of which could have a material adverse effect on our business, limit our growth prospects or reduce our revenues. Our competitors may establish or strengthen cooperative relationships with strategic partners or other parties. Established companies may not only develop their own products but may also merge with or acquire our current competitors. It is also possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Any of these circumstances could materially and adversely affect our business and operating results.

Interruptions or delays from third-party data centers could impair the delivery of our solution, which could cause our business to suffer.

We use three third-party data centers to conduct our operations, consisting of our primary operating center located in Durham, North Carolina, a fully redundant disaster recovery platform located in Scottsdale, Arizona and an operating center located in Houston, Texas for our acquired AECsoft product offering. Our solution resides on hardware that we own and operate in these locations. Our operations depend on the protection of the equipment and information we store in these third-party data centers against damage or service interruptions that may be caused by fire, flood, severe storm, power loss, telecommunications failures, unauthorized intrusion, computer viruses and disabling devices, natural disasters, war, criminal acts, military action, terrorist attacks and other similar events beyond our control. A prolonged service disruption affecting our solution for any of the foregoing reasons could damage our reputation with current and potential customers, expose us to liability and cause us to lose recurring revenue customers or otherwise adversely affect our business. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the data centers we use.

Our on-demand strategic procurement and supplier enablement solution is accessed by a large number of customers at the same time. As we continue to expand the number of our customers and products and services available to our customers, we may not be able to scale our technology to accommodate the increased capacity requirements, which may result in interruptions or delays in service. In addition, the failure of our third-party data centers to meet our capacity requirements could result in interruptions or delays in our solution or impede our ability to scale our operations. In the event that our data center arrangements are terminated, or there is a lapse of service or damage to such facilities, we could experience interruptions in our solution as well as delays and additional expenses in arranging new facilities and services.

If we are unable to protect our intellectual property rights, our business could be materially and adversely affected.

Any misappropriation of our technology or the development of competing technology could seriously harm our business. We regard a substantial portion of our software products as proprietary and rely on a combination of patent, copyright, trademark, trade secrets, customer license agreements and employee and third-party confidentiality agreements to protect our intellectual property rights. These protections may not be adequate, and we cannot be assured that they will prevent misappropriation of our intellectual property, particularly in foreign countries where the laws may not protect proprietary rights as fully as do the laws of the U.S. Other companies could independently develop similar or competing technology without violating our proprietary rights. The process of enforcing our intellectual property rights through legal proceedings would likely be burdensome and expensive, and our ultimate success cannot be assured. Our failure to protect adequately our intellectual property and proprietary rights could adversely affect our business, financial condition and results of operations.

We utilize proprietary technology licensed from third parties, the loss of which could be costly.

We license a portion of the proprietary technology for our products and services from third parties. These third-party licenses may not be available to us on favorable terms, or at all, in the future. In addition, we must be able to integrate successfully this proprietary technology in a timely and cost-effective manner to create an effective finished product. If we fail to obtain the necessary third-party licenses on favorable terms or are unable to integrate successfully this proprietary technology on favorable terms, it could have a material adverse effect on our business operations.

Our SciQuest Supplier Network incorporates content from suppliers that is critical to the effectiveness of our products.

A critical component of our solution is the SciQuest Supplier Network, which is the single integration point between our customers and all of their suppliers that provides customers with on-demand access to comprehensive and up-to-date multi-commodity supplier catalogs. These catalogs and other content are provided to us by each supplier for integration into our platform, which requires a high degree of involvement and cooperation from the suppliers. We must be able to integrate successfully this content in a timely manner in order for our customers to realize the full benefit of our solution. Also, any errors or omissions in the content provided by the suppliers may reflect poorly on our solution. If we are unable to successfully incorporate supplier content into our platform or if such content contains errors or omissions, then our products may not meet customer needs or expectations, and our business and reputation may be materially and adversely affected.

A failure to protect the integrity and security of our customers’ information could expose us to litigation, materially damage our reputation and harm our business, and the costs of preventing such a failure could adversely affect our results of operations.

Our business involves the collection and use of confidential information of our customers and their trading partners. We cannot be assured that our efforts to protect this confidential information will be successful. If any compromise of this information security were to occur, we could be subject to legal claims and government action, experience an adverse effect on our reputation and need to incur significant additional costs to protect against similar information security breaches in the future, each of which could adversely affect our financial condition, results of operations and growth prospects. In addition, because of the critical nature of data security, any perceived breach of our security measures could cause existing or potential customers not to use our solution and could harm our reputation.

Our use of “open source” software could negatively affect our ability to sell our solution and subject us to possible litigation.

A portion of the technologies licensed by us incorporate so-called “open source” software, and we may incorporate open source software in the future. Such open source software is generally licensed by its authors or other third parties under open source licenses. If we fail to comply with these licenses, we may be subject to certain conditions, including requirements that we offer the portion of our solution that incorporates the open source software for no cost, that we make available source code for modifications or derivative works we create based upon, incorporating or using the open source software and/or that we license such modifications or derivative works under the terms of the particular open source license. If an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from the sale of our solution that contained the open source software and required to comply with the foregoing conditions, which could disrupt the distribution and sale of our solution.

Further, the terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and although we believe we comply with the terms of those licenses, there is a risk that those licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to commercialize our solution. In that event, we could be required to (i) seek licenses from third parties, (ii) re-develop our solution, (iii) discontinue sales of our solution, or (iv) release our proprietary software code under the terms of an open source license, any of which could adversely affect our business.

If we fail to attract and retain key personnel, our business may suffer.

Given the complex nature of the technology on which our business is based and the speed with which such technology advances, our future success is dependent, in large part, upon our ability to attract and retain highly qualified managerial, technical and sales personnel. In particular, Stephen Wiehe, our President and Chief Executive Officer, Rudy Howard, our Chief Financial Officer, James Duke, our Chief Operating Officer, Jeffrey Martini, our Senior Vice President of Worldwide Sales, Jennifer Kaelin, our Vice President of Finance, and Gamble Heffernan, our Vice President of Marketing and Strategy, are critical to the management of our business and operations. A key factor of our success will be the continued services and performance of our executive officers and other key personnel. If we lose the services of any of our executive officers, our financial condition and results of operations could be materially and adversely affected. Our success also depends upon our ability to identify, hire and retain other highly skilled technical, managerial, editorial, sales, marketing and customer service professionals. Competition for such personnel is intense. We cannot be certain of our ability to identify, hire and retain adequately qualified personnel. Failure to identify, hire and retain necessary key personnel could have a material adverse effect on our business and results of operations.

Our growth could strain our personnel resources and infrastructure, and if we are unable to implement appropriate controls and procedures to manage our growth, we will not be able to implement our business plan successfully.

We have experienced a period of growth in our operations and personnel, which places a significant strain on our management, administrative, operational and financial infrastructure. Our success will depend in part upon the ability of our senior management to manage this growth effectively. To do so, we must continue to hire, train and manage new employees as needed. If our new hires perform poorly, or if we are unsuccessful in hiring, training, managing and integrating these new employees, or if we are not successful in retaining our existing employees, our business would be harmed. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. The additional headcount we may add will increase our cost base, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term. If we fail to successfully manage our growth, we will be unable to execute our business plan.

Our international sales efforts will require financial resources and management attention and could have a negative effect on our earnings.

We are investing resources and capital to expand our sales internationally. This will require financial resources and management attention and may subject us to new or increased levels of regulatory, economic, tax and political risks, all of which could have a negative effect on our earnings. We cannot be assured that we will be successful in creating international demand for our products and services. In addition, our international business may be subject to a variety of risks, including, among other things, increased costs associated with maintaining international marketing efforts, applicable government regulation, conflicting and changing tax laws, economic and political conditions and potential instability in various parts of the world, fluctuations in foreign currency, increased financial accounting and reporting burdens and complexities, difficulties in collecting international accounts receivable and the enforcement of intellectual property rights. If we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. Our failure to manage any of these risks successfully could adversely affect our operating results as a result of increased operating costs.

Our actual operating results may differ significantly from our guidance.

From time to time, we may release guidance in our quarterly earnings releases, quarterly earnings conference calls, or otherwise, regarding our future performance that represents our management’s estimates as of the date of release. This guidance, which includes forward-looking statements, will be based on projections prepared by our management.

Neither our independent registered public accounting firm nor any other independent expert or outside party compiles or examines the projections. Accordingly, no such person expresses any opinion or any other form of assurance with respect thereto.

Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. These projections are also based upon specific assumptions with respect to future business decisions, some of which will change. We may state possible outcomes as high and low ranges, which are intended to provide a sensitivity analysis as variables are changed but are not intended to represent that actual results could not fall outside of the suggested ranges. The principal reason that we release guidance is to provide a basis for our management to discuss our business outlook with analysts and investors. We do not accept any responsibility for any projections or reports published by analysts.

Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions underlying the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results will vary from our guidance, and the variations may be material. In light of the foregoing, investors are urged not to rely upon, or otherwise consider, our guidance in making an investment decision regarding our common stock.

Any failure to implement our operating strategy successfully or the occurrence of any of the events or circumstances set forth in this “Part I, Item 1A, Risk Factors” section of the report could result in our actual operating results being different from our guidance, and those differences may be adverse and material.

If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and investor views of us.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. In 2010, our independent registered public accounting firm identified a material weakness in our internal controls related to the failure to properly consider all subsequent event information available related to the recognition of deferred tax assets. The material weakness was subsequently remedied by the design and implementation of procedures to review and analyze subsequent event information. We cannot assure you that we will not experience future material weaknesses in internal controls. We are in the process of documenting, reviewing and improving our internal controls and procedures for compliance with Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, which requires annual management assessment of the effectiveness of our internal control over financial reporting. To the extent that we are not currently in compliance with Section 404, we may be required to implement new internal control procedures and re-evaluate our financial reporting. We may experience higher than anticipated operating expenses as well as increased independent auditor fees during the implementation of these changes and thereafter. Further, we may need to hire additional qualified personnel in order for us to comply with Section 404. If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, harm our ability to operate our business and reduce the trading price of our stock.

Changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and affect our reported results of operations.

A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way in which we conduct our business.

Our costs and demands upon management may continue to increase as a result of complying with the laws and regulations affecting public companies, which could harm our operating results.

We began incurring significant legal, accounting, investor relations and other expenses as a result of our initial public offering in September 2010 that we had not incurred previously as a private company, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with current corporate governance requirements, including requirements under Section 404 and other provisions of the Sarbanes-Oxley Act, as well as rules implemented by the Securities and Exchange Commission, or SEC, and the NASDAQ Listing Rules. The expenses incurred by public companies for reporting and corporate governance purposes have increased dramatically over the past several years. These rules and regulations have increased our legal and financial compliance costs substantially and have made some activities more time-consuming and costly. We are unable currently to estimate these future costs with any degree of certainty.

Our business and financial performance could be negatively impacted by changes in tax laws or regulations.

New sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time. Those enactments could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. These events could require us or our customers to pay additional tax amounts on a prospective or retroactive basis, as well as require us or our customers to pay fines and/or penalties and interest for past amounts deemed to be due. If we raise our product and maintenance prices to offset the costs of these changes, existing customers may elect not to renew their agreements and potential customers may elect not to purchase our services. Additionally, new, modified or newly interpreted or applied tax laws could increase our customers’ and our compliance, operating and other costs, as well as the costs of our services. Further, these events could decrease the capital we have available to operate our business. Any or all of these events could adversely impact our business and financial performance.

Government regulation of the Internet and e-commerce is evolving, and unfavorable changes or our failure to comply with regulations could harm our operating results.

As Internet commerce continues to evolve, increasing regulation by federal, state or foreign agencies becomes more likely. For example, we believe increased regulation is likely in the area of data privacy, and laws and regulations applying to the solicitation, collection, processing or use of personal or consumer information could affect our customers’ ability to use and share data, potentially reducing demand for our products. In addition, taxation of products and services provided over the Internet or other charges imposed by government agencies or by private organizations for accessing the Internet may also be imposed. Any regulation imposing greater fees for Internet use or restricting information exchange over the Internet could result in a decline in the use of the Internet and the viability of Internet-based services and product offerings, which could harm our business and operating results.

Our ability to use U.S. net operating loss carryforwards might be limited.

As of December 31, 2010, we had net operating loss carryforwards of approximately $194 million for U.S. federal tax purposes, the use of which may be substantially limited. These loss carryforwards will begin to expire in 2014. To the extent these net operating loss carryforwards are available, we intend to use them to reduce the corporate income tax liability associated with our operations. Section 382 of the U.S. Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that might be used to offset taxable income when a corporation has undergone significant changes in stock ownership. As a result, prior or future changes in ownership could put limitations on the availability of our net operating loss carryforwards. In addition, our ability to utilize the current net operating loss carryforwards might be further limited by the issuance of common stock in this offering. To the extent our use of net operating loss carryforwards is significantly limited, our income could be subject to corporate income tax earlier than it would if we were able to use net operating loss carryforwards, which could result in lower profits.

Risks Related to the Ownership of Our Common Stock

Our stock price may be volatile, and investors may be unable to sell their shares at or above their purchase price.

The market price of our common stock has been and could be subject to wide fluctuations in response to, among other things, the factors described in this “Part I, Item 1A, Risk Factors” section or elsewhere in this Report, and other factors beyond our control, including the following:

•	variations in our quarterly operating results;

•	decreases in market valuations of similar companies;

•	the failure of securities analysts to cover our common stock after this offering or changes in financial estimates by analysts who cover us, our competitors or our industry;

•	failure by us or our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market; and

•	fluctuations in stock market prices and volumes.

Furthermore, the stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rate changes and international currency fluctuations, may negatively affect the market price of our common stock.

In the past, many companies that have experienced volatility in the market price of their stock have become subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business. All of these factors could cause the market price of our stock to decline, and you may lose some or all of your investment.

The continued concentration of our capital stock ownership with insiders will limit your ability to influence corporate matters.

As of December 31, 2010, our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially owned, in the aggregate, approximately 70.6% of our common stock. These stockholders may have interests that differ from yours, and they may vote in a way with which you disagree and that may be adverse to your interests. This concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, these stockholders, acting together, will be able to control the outcome of matters submitted to our stockholders for approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

•	delaying, deferring or preventing a change in corporate control;

•	impeding a merger, consolidation, takeover or other business combination involving us; or

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

Our stock price could decline due to the large number of outstanding shares of our common stock eligible for future sale.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. These sales could also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

As of February 28, 2011, we had 20,899,052 outstanding shares of common stock. The 6,900,000 shares sold in our initial public offering are tradable without restriction. Of the remaining shares:

•	24,902 shares became eligible for sale immediately upon the completion of our initial public offering, subject in some cases to volume and other restrictions of Rule 144 and Rule 701 under the Securities Act of 1933, as amended, or the Securities Act; and

•	13,966,976 shares will be eligible for sale upon the expiration of lock-up agreements, subject in some cases to volume and other restrictions of Rule 144 and Rule 701 under the Securities Act.

The lock-up agreements executed in connection with our initial public offering covering 13,641,773 shares are expected to expire on March 23, 2011, and the lock-up agreements covering 325,203 shares issued in connection with our acquisition of AECsoft are expected to expire on June 30, 2011. The representatives of the underwriters for our initial public offering may, in their sole discretion and at any time without notice, release all or any portion of the securities subject to lock-up agreements.

Holders of 13,019,923 shares of our common stock will be entitled to rights with respect to the registration of these shares under the Securities Act. If we register their shares of common stock following the expiration of the lock-up agreements, these stockholders could sell those shares in the public market without being subject to the volume and other restrictions of Rule 144 and Rule 701.

In addition, we have registered 4,307,736 shares of common stock that have been issued or reserved for future issuance under our stock incentive plan. Of these shares, 3,243,753 shares are outstanding or subject to the exercise of outstanding options as of February 28, 2011 and will be eligible for sale, in some cases subject to vesting requirements, after the expiration of the lock-up agreements.

Our charter documents and Delaware law could prevent a takeover that stockholders consider favorable and could also reduce the market price of our stock.

Our amended and restated certificate of incorporation and our amended and restated bylaws contain provisions that could delay or discourage a change in control of our company. These provisions could also make it more difficult for stockholders to elect directors and take other corporate actions. These provisions include:

•	a classified board of directors with three-year staggered terms;

•	not providing for cumulative voting in the election of directors;

•	authorizing the board of directors to issue, without stockholder approval, preferred stock with rights senior to those of our common stock;

•	prohibiting stockholder action by written consent; and

•	requiring advance notification of stockholder nominations and proposals.

These and other provisions in our amended and restated certificate of incorporation and our amended and restated bylaws and under Delaware law could discourage potential takeover attempts, reduce the price that investors might be willing to pay in the future for shares of our common stock and result in the market price of our common stock being lower than it would be without these provisions.

Our rights and the rights of our stockholders to take action against our directors and officers are limited, which could limit your recourse in the event of actions not in your best interests.

Our amended and restated certificate of incorporation provides that we will indemnify and advance expenses to our directors, officers, employees and other agents to the fullest extent permitted by the Delaware General Corporation Law. Therefore, we will be obligated to indemnify such persons if they acted in good faith and in a manner they reasonably believed to be in, or not opposed to, the best interests of the company and, with respect to any criminal action or proceeding, had no reasonable cause to believe their conduct was unlawful, except that, in the case of an action by or in right of the company, no indemnification may generally be made in respect of any claim as to which such person is adjudged to be liable to the company. Furthermore, our amended and restated certificate of incorporation provides that our directors are not personally liable for breaches of fiduciary duties to the fullest extent permitted by the Delaware General Corporation Law. Therefore, our directors shall not be personally liable to the company or its stockholders for monetary damages for breach of fiduciary duties as a director, except for liability for any:

•	breach of a director’s duty of loyalty to the corporation or its stockholders;

•	act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;

•	unlawful payment of dividends or redemption of shares; or

•	transaction from which the director derives an improper personal benefit.

As a result, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist absent the current provisions in our amended and restated certificate of incorporation or that might exist with other companies.

If securities analysts do not continue to publish research or reports about our business or if they publish negative evaluations of our stock, the price of our stock could decline.

We believe that the trading price for our common stock will be affected by research or reports that industry or financial analysts publish about us or our business. If one or more of the analysts who may elect to cover us downgrade their evaluations of our stock, the price of our stock could decline. If one or more of these analysts cease coverage of our company, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline.

We do not intend to pay dividends on our common stock in the foreseeable future.

We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently anticipate that we will retain all of our available cash, if any, for working capital and other general corporate purposes. Any payment of future dividends will be at the discretion of our board of directors and will depend upon, among other things, our earnings, financial condition, capital requirements, debt levels, statutory and contractual restrictions applying to the payment of dividends and other considerations that our board of directors deems relevant. Investors seeking cash dividends should not purchase our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate headquarters are located in Cary, North Carolina, where we currently lease approximately 45,000 square feet of office space. This lease expires in January 2017. We also maintain an office in Newtown Square, Pennsylvania, where we currently lease approximately 5,500 square feet of space. This lease expires in February 2016. In connection with our acquisition of AECsoft, we have also assumed a lease for approximately 3,400 square feet of office space in Houston, Texas. This lease expires in December 2013.

We believe that our current facilities are suitable and adequate to meet our current needs, and that suitable additional or substitute space will be available as needed to accommodate future growth.

ITEM 3.	LEGAL PROCEEDINGS

In 2001, we were named as a defendant in several securities class action complaints filed in the United States District Court for the Southern District of New York originating from our December 1999 initial public offering. The complaints alleged, among other things, that the prospectus used in our December 1999 initial public offering contained material misstatements or omissions regarding the underwriters’ allocation practices and compensation and that the underwriters manipulated the aftermarket for our stock. These complaints were consolidated along with similar complaints filed against over 300 other issuers in connection with their initial public offerings. After several years of litigation and appeals related to the sufficiency of the pleadings and class certification, the parties agreed to a settlement of the entire litigation, which was approved by the Court on October 5, 2009. Notices of appeal to the Court’s order have been filed by various appellants. We have not incurred significant costs to date in connection with our defense of these claims since this litigation is covered by our insurance policy. We believe we have sufficient coverage under our insurance policy to cover our obligations under the settlement agreement. Accordingly, we believe the ultimate resolution of these matters will not have an impact on our financial position and, therefore, we have not accrued a contingent liability as of December 31, 2008, 2009 and 2010.

We are not party to any other material legal proceedings at this time. From time to time, we may be subject to legal proceedings and claims in the ordinary course of business.

ITEM 4.	(Removed and Reserved)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been listed on the NASDAQ Global Market under the symbol “SQI” since September 24, 2010. The following table presents, for the periods indicated, the range of high and low per share sales prices of our common stock, as reported on the NASDAQ Global Market. Our fiscal year ends on December 31.

Year Ended December 31, 2010:	High	Low

October 1, 2010 through December 31, 2010	$14.11	$10.50
September 24, 2010 through September 30, 2010	13.75	11.00

As of December 31, 2010, we had approximately 70 stockholders of record of our common stock, including Cede & Co., which holds shares of our common stock on behalf of an indeterminate number of beneficial owners.

We have not historically declared or paid dividends on our common stock, and we do not expect to declare or pay dividends on our common stock for the foreseeable future. Instead, we anticipate that all of our earnings will be used for the operation and growth of our business. Any future determination to pay dividends on our common stock would be subject to the discretion of our board of directors and would depend upon various factors, including our earnings, financial condition, capital requirements, debt levels, statutory and contractual restrictions applying to the payment of dividends and other considerations that the board of directors deems relevant.

The following table provides information regarding our current equity compensation plans as of December 31, 2010 (shares in thousands):

Equity Compensation Plan Information
Number of
securities
	Number of		remaining
	securities	Weighted-	available
	to be issued upon	average	for future issuance
	exercise of	exercise price of	under equity
	outstanding	outstanding	compensation
	options,	options,	plans (excluding
	warrants and	warrants and	securities reflected
	rights	rights	in column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	2,792,017	$1.15	1,462,498

Equity compensation plans not approved by security holders	—	—	—

Total	2,792,017	$1.15	1,462,498

See Note 10 to the financial statements provided under “Part II, Item 8, Financial Statements and Supplementary Data” of this Report for a description of the material features of our equity compensation plans.

Stock Performance Graph

The following graph compares, for the period from September 24, 2010 through December 31, 2010, the cumulative total stockholder return on our common stock with that of the NASDAQ Composite Index and the NASDAQ Computer Index. The graph assumes that $100 was invested on September 24, 2010 and assumes reinvestment of any dividends. Our fiscal year ends on December 31. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing we make under the Securities Act of 1933, as amended, or the Exchange Act.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG SCIQUEST, INC., NASDAQ COMPOSITE INDEX AND NASDAQ COMPUTER INDEX

Recent Sales of Unregistered Securities

On October 19, 2010, we issued 195,600 shares of our common stock to Venture Lending & Leasing IV, LLC upon exercise of a warrant in exchange for an aggregate exercise price of $15,648. This sale of securities was made in reliance upon the exemption from registration requirements of the Securities Act available under Section 4(2) of the Securities Act.

The following table sets forth information on stock options issued by us to our employees during 2010 that were not registered under the Securities Act of 1933, as amended, or the Securities Act.

		Per Share
	Number of	Exercise Price	Fair Value
Date of Issuance	Options Granted	of Option	per Option(1)

January 21, 2010	223,599	$2.26	$1.82
April 20, 2010	79,500	$8.18	$6.61

(1)	The fair value per share of each option was estimated for the date of grant using the Black-Scholes option-pricing model. This model estimates the fair value by applying a series of factors including the exercise price of the option, a risk free interest rate, the expected term of the option, expected share price volatility of the underlying common stock and expected dividends on the underlying common stock.

No consideration was paid to us by any recipient of any of the foregoing options for the grant of such options. All of the stock options described above were granted under our 2004 Stock Incentive Plan to our officers, directors and employees in reliance upon an available exemption from the registration requirements of the Securities Act, including those contained in Rule 701 promulgated under Section 3(b) of the Securities Act. Among other things, we relied on the fact that, under Rule 701, companies that are not subject to the reporting requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are exempt from registration under the Securities Act with respect to certain offers and sales of securities pursuant to “compensatory benefit plans” as defined under that rule. We believe that our 2004 Stock Incentive Plan qualifies as a compensatory benefit plan.

The following table sets forth information on shares of common stock issued to our employees and former employees under our 2004 Stock Incentive Plan upon the exercise of stock options during 2010 that were not registered under the Securities Act.

	Number of	Per Share
Date of Issuance	Shares Issued	Exercise Price

March 14, 2010	976	$0.16
March 31, 2010	859	$2.04
May 3, 2010	2,000	$2.04
May 10, 2010	7,552	$2.04
August 12, 2010	875	$2.04
August 19, 2010	625	$1.90

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

The following table sets forth information on restricted stock awards issued by us to our employees and non-employee directors in the three years preceding the filing of this registration statement.

Number of
	Shares of	Per Share
	Restricted	Purchase Price(s) of	Fair Value(s)
Date of Issuance	Stock Granted	Restricted Stock	per Share(1)

January 21, 2010	95,861	$2.26	$1.58

(1)	The fair value per share of restricted stock was estimated for the date of grant using the Black-Scholes option-pricing model since the notes receivable are deemed non-recourse for accounting purposes. This model estimates the fair value by applying a series of factors including the exercise price of the option, a risk free interest rate, the expected term of the option, expected share price volatility of the underlying common stock and expected dividends on the underlying common stock.

All of the restricted stock awards described above were granted under our 2004 Stock Incentive Plan to our officers, directors and employees in reliance upon an available exemption from the registration requirements of the Securities Act, including those contained in Rule 701 promulgated under Section 3(b) of the Securities Act. Among other things, we relied on the fact that, under Rule 701, companies that are not subject to the reporting requirements of Section 13 or Section 15(d) of the Exchange Act are exempt from registration under the Securities Act with respect to certain offers and sales of securities pursuant to “compensatory benefit plans” as defined under that rule. We believe that our 2004 Stock Incentive Plan qualifies as a compensatory benefit plan.

Use of Proceeds from Public Offering of Common Stock

On September 29, 2010, we completed the initial public offering of our common stock pursuant to our Registration Statement on Form S-1 (File No. 333-165720), which was declared effective by the Securities and Exchange Commission on September 23, 2010 and pursuant to which we registered the offering and sale of 6,000,000 shares of common stock by us and the additional sale of 900,000 shares of common stock by selling stockholders pursuant to the underwriters’ over-allotment option.

As a result of the initial public offering, we raised a total of $57 million in gross proceeds, and $50.6 million in net proceeds after deducting underwriting discounts of $4 million and estimated offering expenses of $2.4 million. We did not receive any proceeds from the sale of shares in the initial public offering by the selling stockholders.

On September 30, 2010, we used approximately $36.2 million to redeem all outstanding shares of our preferred stock. As of December 31, 2010, we had paid all of the estimated offering expenses. In January 2011, we used approximately $9.0 million to pay the cash portion of the purchase price for the acquisition of all of the issued and outstanding capital stock of AECsoft USA, Inc. Pending the use of the net proceeds from the initial public offering described above, the balance of the net proceeds was deposited into our bank accounts. We anticipate that we will use the remaining net proceeds from the initial public offering for general corporate purposes. The amount and timing of what we actually spend may vary significantly and will depend on a number of factors, including our future revenue and cash generated by operations.

ITEM 6.	SELECTED FINANCIAL DATA

You should read the following selected financial data together with our financial statements and the related notes provided under “Part II, Item 8, Financial Statements and Supplementary Data” of this Report as well as “Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report. Our historical results are not necessarily indicative of our results to be expected in any future period.

The selected financial data under the heading “Statements of Operations Data” for each of the three years ended December 31, 2008, 2009 and 2010, under the heading “Non-GAAP Operating Data” relating to Adjusted Net Income and Adjusted Free Cash Flow for each of the three years ended December 31, 2008, 2009 and 2010 and under the heading “Balance Sheet Data” as of December 31, 2009 and 2010 have been derived from our audited financial statements, which are provided under “Part II, Item 8, Financial Statements and Supplementary Data” of this Report. The selected financial data under the heading “Statements of Operations Data” for each of the two years ended December 31, 2006 and 2007, under the heading “Non-GAAP Operating Data” relating to Adjusted Net Income and Adjusted Free Cash Flow for each of the two years ended December 31, 2006 and 2007 and under the heading “Balance Sheet Data” as of December 31, 2006, 2007 and 2008 have been derived from our audited financial statements not included in this Report.

	Year Ended December 31,
	2006	2007	2008	2009	2010
	(In thousands, except per share data)

Statements of Operations Data:
Revenues	$15,183	$20,107	$29,784	$36,179	$42,477
Cost of revenues(1)(2)	4,766	6,101	6,723	7,494	9,361

Gross profit	10,417	14,006	23,061	28,685	33,116

Operating expenses:(1)
Research and development	6,124	6,908	8,307	8,059	8,395
Sales and marketing	5,954	7,213	9,280	10,750	11,592
General and administrative	2,531	2,717	3,942	3,703	5,810
Management bonuses associated with initial public offering	—	—	—	—	5,888
Litigation settlement and associated legal expenses	—	—	—	3,189	—
Amortization of intangible assets	3,631	2,286	537	403	301

Total operating expenses	18,240	19,124	22,066	26,104	31,986

Income (loss) from operations	(7,823)	(5,118)	995	2,581	1,130
Interest and other income (expense), net	(78)	118	113	27	1,727

Income (loss) before income taxes	(7,901)	(5,000)	1,108	2,608	2,857
Income tax benefit (expense)	—	—	9	16,821	(1,114)

Net income (loss)	(7,901)	(5,000)	1,117	19,429	1,743
Dividends on redeemable preferred stock	2,038	2,207	2,395	2,595	2,079

Net income (loss) attributable to common stockholders	$(9,939)	$(7,207)	$(1,278)	$16,834	$(336)

Net income (loss) attributable to common stockholders per share:
Basic	$(0.76)	$(0.53)	$(0.09)	$1.20	$(0.02)
Diluted	$(0.76)	$(0.53)	$(0.09)	$1.16	$(0.02)
Weighted average shares outstanding used in computing per share amounts:
Basic	13,058	13,492	13,800	14,061	15,754
Diluted	13,058	13,492	13,800	14,450	15,754

	Year Ended December 31,
	2006	2007	2008	2009	2010
	(In thousands)

Non-GAAP Operating Data:
Adjusted Net Income (3)	$(4,270)	$(2,604)	$1,285	$4,149	$5,536
Adjusted Free Cash Flow (4)	$1,636	$3,636	$6,003	$6,785	$10,563

	December 31,
	2006	2007	2008	2009	2010
	(In thousands)

Balance Sheet Data:
Cash and cash equivalents	$5,218	$7,791	$13,502	$17,132	$17,494
Short-term investments	—	—	—	—	20,000
Working capital excluding deferred revenues	4,899	7,631	14,273	19,963	41,147
Total assets	24,883	26,332	32,922	55,211	76,687
Deferred revenues	19,164	26,124	31,590	34,275	38,201
Redeemable preferred stock	26,778	28,985	31,477	34,072	—
Total stockholders’ equity (deficit)	(26,403)	(33,461)	(34,391)	(17,158)	34,235

(1)	Amounts include stock-based compensation expense, as follows:

	Year Ended December 31,
	2006	2007	2008	2009	2010
	(In thousands)

Cost of revenues	$—	$3	$25	$33	$83
Research and development	—	56	53	86	236
Sales and marketing	—	42	150	83	167
General and administrative	—	9	158	163	602

	$—	$110	$386	$365	$1,088

(2) Cost of revenues includes amortization of capitalized software development costs of:

	Year Ended December 31,
	2006	2007	2008	2009	2010
	(In thousands)

Amortization of capitalized software development costs	$235	$114	$154	$167	$241

(3)	Adjusted Net Income, a non-GAAP operating measure, consists of net income (loss) plus our non-cash, stock-based compensation expense, amortization of intangible assets, acquisition costs incurred in 2010, compensation expense relating to management bonuses paid in connection with our initial public offering in 2010, a stock contribution to fund a charitable trust established by us in 2010 and settlement and legal costs related to a patent infringement lawsuit settled in 2009, less the gain realized upon the sale of a warrant in 2010 and the tax benefit in 2009 from the reduction of the valuation reserve on our deferred tax asset. Adjusted Net Income is determined on a tax-effected basis. For 2010, we used our quarterly effective tax rate to determine the tax effect for Adjusted Net Income. For 2009 and 2008, we used our pro forma effective tax rate assuming the reduction of the valuation reserve had occurred the prior year to determine the tax effect for Adjusted Net Income. We use Adjusted Net Income as a measure of operating performance because it assists us in comparing performance on a consistent basis, as it removes from our operating results the impact of our capital structure, acquisition-related costs, the one-time costs associated with non-recurring events and such non-cash items such as stock-based compensation expense and amortization of intangible assets, which can vary depending upon accounting methods. We believe Adjusted Net Income is useful to an investor in evaluating our operating performance because it is widely used by investors, securities analysts and other interested parties in our industry to measure a company’s operating performance without regard to non-cash items such as stock-based compensation expense and amortization of intangible assets, which can vary depending upon accounting methods, and to present a meaningful measure of corporate performance exclusive of our capital structure and the method by which assets were acquired.

Our use of Adjusted Net Income has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	Adjusted Net Income does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted Net Income does not consider the potentially dilutive impact of equity-based compensation;

•	Adjusted Net Income does not reflect acquisition-related costs, one-time cash bonuses paid to our management or cash payments in connection with a settlement of a lawsuit, all of which reduced the cash available to us;

•	we must make certain assumptions in order to determine the tax effect adjustments for Adjusted Net Income, which assumptions may not prove to be accurate; and

•	other companies, including companies in our industry, may calculate Adjusted Net Income differently, which reduces its usefulness as a comparative measure.

Because of these limitations, you should consider Adjusted Net Income alongside other financial performance measures, including various cash flow metrics, net income and our other GAAP results. Our management reviews Adjusted Net Income along with these other measures in order to fully evaluate our financial performance.

The following table provides a reconciliation of net income to Adjusted Net Income:

	Year Ended December 31,
	2006	2007	2008	2009	2010
	(In thousands)

Net income (loss)	$(7,901)	$(5,000)	$1,117	$19,429	$1,743
Stock based compensation	—	110	386	365	1,088
Amortization of intangibles	3,631	2,286	537	403	301
Non-recurring stock contribution for a charitable trust established by the company	—	—	—	—	238
Acquisition-related costs	—	—	—	—	265
Gain on sale of investment	—	—	—	—	(1,700)
Management bonuses associated with initial public offering	—	—	—	—	5,888
Litigation settlement and associated legal expenses	—	—	—	3,189	—
Deferred tax asset valuation reserve reduction	—	—	—	(16,800)	—
Tax effect of adjustments(a)	—	—	(755)	(2,437)	(2,287)

Adjusted Net Income (Loss)	$(4,270)	$(2,604)	$1,285	$4,149	$5,536

(a)	For the years ended December 31, 2008 and 2009, respectively, the tax effect of adjustments has been calculated on the assumption that the $16,800 deferred tax asset valuation reserve reduction had taken place prior to the commencement of each such fiscal year, and a pro forma effective tax rate of 37% was applied for each of such years. For the year ended December 31, 2010, the tax effect was determined on a quarterly basis using our effective tax rate for the applicable quarter.

(4)	Free Cash Flow consists of net cash provided by operating activities, less purchases of property and equipment and less capitalization of software development costs. Adjusted Free Cash Flow consists of Free Cash Flow plus one-time settlement and legal costs related to a patent infringement lawsuit in 2009 as well as acquisition costs and one-time bonus payments incurred in 2010. We use Adjusted Free Cash Flow as a measure of liquidity because it assists us in assessing our ability to fund our growth through our generation of cash. We believe Adjusted Free Cash Flow is useful to an investor in evaluating our liquidity because Adjusted Free Cash Flow and similar measures are widely used by investors, securities analysts and other interested parties in our industry to measure a company’s liquidity without regard to revenue and expense recognition, which can vary depending upon accounting methods.

Our use of Adjusted Free Cash Flow has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	Adjusted Free Cash Flow does not reflect the interest expense or the cash requirements necessary to service interest or principal payments on our indebtedness;

•	Adjusted Free Cash Flow does not reflect one-time litigation expense payments or one-time management bonuses associated with the initial public offering, which reduced the cash available to us;

•	Adjusted Free Cash Flow does not include acquisition costs;

•	Adjusted Free Cash Flow removes the impact of accrual basis accounting on asset accounts and non-debt liability accounts; and

•	other companies, including companies in our industry, may calculate Adjusted Free Cash Flow differently, which reduces its usefulness as a comparative measure.

Because of these limitations, you should consider Adjusted Free Cash Flow alongside other liquidity measures, including various cash flow metrics, net income and our other GAAP results. Our management reviews Adjusted Free Cash Flow along with these other measures in order to fully evaluate our liquidity.

The following table provides a reconciliation of net cash provided by operating activities to Adjusted Free Cash Flow:

	Year Ended December 31,
	2006	2007	2008	2009	2010
	(In thousands)

Net cash provided by operating activities	$2,227	$4,693	$6,582	$4,501	$5,890

Purchase of property and equipment	(531)	(695)	(480)	(685)	(832)
Capitalization of software development costs	(60)	(362)	(99)	(220)	(648)

Free Cash Flow	1,636	3,636	6,003	3,596	4,410
Litigation settlement and associated legal expenses	—	—	—	3,189	—
Acquisition-related costs	—	—	—	—	265
Management bonuses associated with initial public offering	—	—	—	—	5,888

Adjusted Free Cash Flow	$1,636	$3,636	$6,003	$6,785	$10,563

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying financial statements and notes “Part II, Item 8, Financial Statements and Supplementary Data” of this Report.

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

We derive our revenues primarily from subscription fees and associated implementation services from the sale of our solution to entities in the higher education, life sciences, healthcare and state and local government markets. Our contracts are typically three to five years in length, with total subscription fees for a multi-module sale typically ranging from $450,000 to $1.5 million ($150,000 to $300,000 per year) and the associated one-time implementation service fees typically ranging from $150,000 to $300,000. AECsoft’s agreements with its customers typically have one-year terms with automatic renewal provisions. As the AECsoft agreements expire, we intend to make efforts to sign these customers to our typical multi-year agreements, although there is no assurance that we will be successful in doing so. We sell primarily through our direct sales channel and, to a very limited extent, through indirect sales channels. As of December 31, 2010, we had 195 customers operating in 14 countries and offer our solution in five languages and 22 currencies. Our revenue growth is driven primarily through the sale of our solution to new customers. For the fiscal year ended December 31, 2010, revenues increased 17% to $42.5 million from $36.2 million for the fiscal year ended December 31, 2009. For the fiscal year ended December 31, 2009, revenues increased 21% to $36.2 million from $29.8 million for the fiscal year ended December 31, 2008.

Revenues, expenses and cash flow are the key measures we use to analyze our business and results of operations for both the short and long-term. Key elements of our revenue analysis include revenues from new customers and renewal revenues from existing customers. Our expense analysis focuses heavily on headcount by function, as compensation expense is our primary expense item. We also monitor the impact of expenses on Adjusted Net Income. To analyze cash flow, we primarily use Adjusted Free Cash Flow.

For the years ended December 31, 2008, 2009 and 2010, the higher education market accounted for approximately 54%, 56% and 61%, respectively, of our revenues, the life sciences market accounted for approximately 35%, 31% and 28%, respectively, of our revenues, the healthcare market accounted for approximately 9%, 9% and 8%, respectively, of our revenues and the state and local government markets accounted for approximately 2%, 4% and 3%, respectively, of our revenues. To date, the higher education and life sciences markets have been our primary markets, generally as a result of our historical focus and past success in these markets, and we have achieved greater market penetration in these markets as compared to our newer healthcare and state and local government markets. Historically, we enter new markets largely based on their similarities to our then existing markets in terms of customer profiles, procurement characteristics and market opportunity. For example, we expanded into the healthcare and state and local government markets because they are both adjacent to and have similar procurement characteristics as the higher education and life sciences markets, thus allowing us to leverage our market expertise. Since we sell a single set of products and services to vertical markets with similar characteristics, we view our business on an integrated basis and manage our business as a single unit rather than as separate lines of business. Accordingly, we generally do not analyze our business performance by vertical market, nor do we manage our revenues, earnings or cash flows by vertical market. Further, we do not establish separate revenue targets for each vertical market.

Maintaining and managing revenue growth is a primary operating focus for us, and therefore, we will continue to focus our efforts on acquiring new customers and expanding our relationships with existing customers. Expanding our customer base in the higher education and life sciences markets to include more mid-sized organizations as well as expanding our product offerings to our existing customers in all our markets will be important to maintain revenue growth. We plan to continue to invest in sales and marketing efforts, particularly in our newer healthcare and state and local government markets, to take advantage of what we believe are significant growth opportunities in these newer markets. We tailor our sales and marketing efforts to each of our vertical markets through industry-specific marketing events, and we have hired, and will continue to hire, personnel with experience and relationships in these markets. We cannot provide assurances, however, that these efforts will be successful in achieving revenue growth. If we are unable to market our solution successfully, or if we incur substantial expenses in attempting to do so, our revenues and earnings could be materially and adversely affected.

We believe Adjusted Net Income and Adjusted Free Cash Flow are the primary non-GAAP financial metrics upon which to measure our business. Adjusted Net Income consists of net income (loss) plus our non-cash, stock-based compensation expense, amortization of intangible assets, acquisition costs incurred in 2010, compensation expense relating to management bonuses paid in connection with our initial public offering in 2010, a stock contribution to fund a charitable trust established by us in 2010 and settlement and legal costs related to a patent infringement lawsuit settled in 2009, less the gain realized upon the sale of a warrant in 2010 and the tax benefit in 2009 from the reduction of the valuation reserve on our deferred tax asset. Adjusted Net Income is determined on a tax-effected basis. For 2010, we used our quarterly effective tax rate to determine the tax effect for Adjusted Net Income. For 2009 and 2008, we used our pro forma effective tax rate assuming the reduction of the valuation reserve had occurred the prior year to determine the tax effect for Adjusted Net Income. Because Adjusted Net Income excludes certain non-cash expenses such as amortization, stock-based compensation and a stock contribution in 2010, as well as acquisition costs incurred in 2010 and the one-time impact of the settlement of a patent litigation suit and a tax benefit from the reduction of a valuation reserve in 2009 and the sale of a warrant and one-time bonus payments in 2010, we believe that this measure provides us with additional useful information to measure and understand our performance on a consistent basis, particularly with respect to changes in performance from period to period. Free Cash Flow consists of net cash provided by operating activities, less purchases of property and equipment and less capitalization of software development costs. Adjusted Free Cash Flow consists of Free Cash Flow plus one-time settlement and legal costs related to a patent infringement lawsuit in 2009 as well as acquisition costs and one-time bonus payments incurred in 2010. Because Adjusted Free Cash Flow measures the ability of the company to generate cash from operations, after investment in software development and property and equipment, we believe this is a meaningful measurement in which to gauge our ability to fund future growth. Our Adjusted Free Cash Flow normally fluctuates quarterly due to the combination of the timing of new business and the payment of annual bonuses. We use Adjusted Net Income and Adjusted Free Cash Flow in the preparation of our budgets and to measure and monitor our financial performance. Adjusted Net Income and Adjusted Free Cash Flow are not determined in accordance with GAAP and are not substitutes for or superior to financial measures determined in accordance with GAAP. For further discussion regarding Adjusted Net Income and a reconciliation of Adjusted Net Income to net income, see “— Key Financial Terms and Metrics,” below. For further discussion regarding Adjusted Free Cash Flow and a reconciliation of Adjusted Free Cash Flow to cash flows from operations, see footnote 4 to the table in “Part II, Item 6, Selected Financial Data” included in this Report.

We were founded in 1995 as an e-commerce business-to-business exchange for scientific products and conducted an initial public offering in 1999. In 2001, we brought in a new management team, exited the business-to-business exchange model and began selling our on-demand strategic procurement and supplier enablement solution. Our company was subsequently taken private in 2004. Since 2001, we have focused on developing our current on-demand business model, building out our technology, acquiring a critical mass of customers in our higher education and life sciences vertical markets, and selectively expanding our solution to serve the healthcare and state and local government markets. We have funded our operations through our cash flow from operations and the proceeds from our initial public offering in September 2010. We generated Adjusted Net Income of $1.3 million, $4.1 million and $5.5 million in 2008, 2009 and 2010, respectively. We generated Adjusted Free Cash Flow of $6.0 million, $6.8 million and $10.6 million in 2008, 2009 and 2010, respectively. We generated net income of $1.1 million, $19.4 million and $1.7 million in 2008, 2009 and 2010, respectively.

No customer accounted for more than 10% of our total revenues in 2008, 2009 and 2010. Our ten largest customers accounted for no more than 25% of our total revenues in 2009 and 2010, respectively.

We plan to continue the growth of our customer base by expanding our direct and indirect distribution channels and increasing our international market penetration. As a result, we plan to hire additional personnel, particularly in sales and implementation services, and expand our domestic and international sales and marketing activities. We also intend to identify and acquire companies that would either expand our solution’s functionality, provide access to new customers or markets, or both.

On September 29, 2010, we completed our initial public offering of 6,900,000 shares of common stock at an offering price of $9.50 per share. We issued and sold 6,000,000 shares and the selling stockholders sold 900,000 shares pursuant to the exercise in full of the underwriters’ over-allotment option. We received proceeds of approximately $50.6 million after payment of underwriting discounts and commissions and legal, accounting and other fees incurred in connection with the offering. On September 30, 2010, we used approximately $36.2 million of the net proceeds to redeem all outstanding shares of our preferred stock.

In January 2011, we acquired all of the capital stock of AECsoft, which is a leading provider of supplier management and sourcing technology. The purchase price consisted of approximately $9 million in cash and 350,568 shares of our common stock. The issuance of 25,365 of these shares is subject to successful completion of certain performance targets under an earn-out arrangement with a former shareholder of AECsoft. Additionally, 299,838 shares of our common stock may be issued under an earn-out arrangement with the former shareholders of AECsoft, based on successful achievement of certain performance targets over the next three fiscal years and continued employment with us. These shares will be recognized as compensation expense in the statement of operations over the requisite service period of the award. The performance targets relate to the amount of revenue we recognize from AECsoft’s products and services during each of 2011, 2012 and 2013. If the performance conditions are met in full, we will issue 121,951 shares of common stock on or about March 31, 2012, 121,951 shares of common stock on or about March 31, 2013 and 81,301 shares of common stock on or about March 31, 2014. The purchase price included $1.275 million in cash and 103,659 shares of common stock that have been deposited in escrow to satisfy potential indemnification claims. The purchase price will be subject to adjustment based on the level of AECsoft’s cash and cash equivalents and certain other items as of the closing date.

Financial Terms and Metrics

Sources of Revenues

We primarily derive our revenues from sales of our on-demand strategic procurement and supplier enablement software solution and associated implementation services. Revenues are generated from subscription agreements that permit customers to access and utilize our procurement solution and related services.

Our subscription agreements generally contain multiple service elements and deliverables. These elements include access to our on-demand software, implementation services and, on limited occasions, perpetual licenses for certain software modules and related maintenance and support. The typical term of our subscription agreements is three to five years, and we generally invoice our customers in advance of their annual subscription, with payment terms that require our customers to pay us within thirty days of invoice. We recognize revenues, both from subscription and perpetual licenses and related maintenance and support, ratably on a daily basis over the term of the agreement. Our agreements are generally non-cancelable, though customers have the right to terminate their agreements for cause if we materially breach our obligations under the agreement.

Implementation services revenues consist primarily of configuration, integration, training and change management services sold in conjunction with the initial subscription agreement as part of a multiple-element arrangement. Typically, our implementation services engagements are billed on a fixed fee, performance milestone basis with payment terms requiring our customers to pay us within thirty days of invoice. Revenues from implementation services sold as part of the initial agreement are recognized ratably over the remaining subscription term once the performance milestones have been met. Revenues from services sold separately from subscription agreements are recognized as the services are performed and have not been material to our business.

Historically, we have increased the price of our subscriptions upon the renewal of our customers’ subscription agreements to reflect the increased feature functionality inherent in the solution since the initial subscription agreement. Our annual customer renewal rate, on a dollar basis, has been approximately 100% over the last three fiscal years. We believe these annual renewal rates reflect our customers’ satisfaction with our solution and improve the visibility of our revenues.

Cost of Revenues and Operating Expenses

We allocate certain overhead expenses, such as rent, utilities, and depreciation of general office assets to cost of revenues and operating expense categories based on headcount. As a result, an overhead expense allocation is reflected in cost of revenues and each operating expense category.

Cost of Revenues. Cost of revenues consists primarily of compensation and related expenses for implementation services, supplier enablement services, customer support staff and client partners, costs related to hosting the subscription software, amortization of capitalized software development costs and allocated overhead. Costs of implementation services are expensed as incurred. We expect cost of revenues to increase in absolute dollars as we continue to increase the number of customers over time. We also expert cost of revenues to increase as a percentage of revenues in the short-term due to our acquisition of AECsoft but remain relatively consistent thereafter.

Research and Development. Research and development expenses consist primarily of wages and benefits for software application development personnel and allocated overhead. We have focused our research and development efforts on both improving ease of use and functionality of our existing products as well as developing new offerings. We primarily expense research and development costs. The percentage of direct development costs related to on-demand software enhancements that add functionality are capitalized and depreciated as a component of cost of revenues. We expect that research and development expenses will increase in absolute dollars as we continue to enhance and expand our product offerings but decrease as a percentage of revenues over time.

Sales and Marketing. Sales and marketing expenses consist primarily of wages and benefits for our sales and marketing personnel, sales commissions, marketing programs, including lead generation, events and other brand building expenses and allocated overhead. We capitalize our sales commissions at the time a subscription agreement is executed by the customer, and we expense the commissions as a component of sales and marketing ratably over the subscription period, matching the recognition period of the subscription revenues for which the commissions were incurred. In order to continue to grow our business and brand awareness, we expect that we will continue to invest in our sales and marketing efforts. We expect that sales and marketing expenses will increase in absolute dollars but decrease as a percentage of revenues over time.

General and Administrative. General and administrative expenses consist of compensation and related expenses for administrative, human resources, finance and accounting personnel, professional fees, other taxes and other corporate expenses. We expect that general and administrative expenses will increase as we continue to add personnel in connection with the growth of our business. In addition, we anticipate that we will also incur additional personnel expense, professional fees, including auditing and legal, and insurance costs related to operating as a public company. Therefore, we expect that our general and administrative expenses will increase in absolute dollars. Through 2011, we expect that our general and administrative expenses also will increase slightly as a percentage of revenues.

Amortization of Intangible Assets. Amortized intangible assets consist of acquired technology and customer relationships from the going private transaction in 2004. The acquired technology was amortized on a straight-line basis over the estimated life of three years, and the customer relationships are amortized over a ten-year estimated life in a pattern consistent with which the economic benefit is expected to be realized.

Adjusted Net Income. Adjusted Net Income, a non-GAAP operating measure, consists of net income (loss) plus our non-cash, stock-based compensation expense, amortization of intangible assets, acquisition costs incurred in 2010, compensation expense relating to management bonuses paid in connection with our initial public offering in 2010, a stock contribution to fund a charitable trust established by us in 2010 and settlement and legal costs related to a patent infringement lawsuit settled in 2009, less the gain realized upon the sale of a warrant in 2010 and the tax benefit in 2009 from the reduction of the valuation reserve on our deferred tax asset. Adjusted Net Income is determined on a tax-effected basis. For 2010, we used our quarterly effective tax rate to determine the tax effect for Adjusted Net Income. For 2009 and 2008, we used our pro forma effective tax rate assuming the reduction of the valuation reserve had occurred the prior year to determine the tax effect for Adjusted Net Income. We use Adjusted Net Income as a measure of operating performance because it assists us in comparing performance on a consistent basis, as it removes from our operating results the impact of our capital structure, acquisition-related costs, the one-time costs associated with non-recurring events and such non-cash items such as stock-based compensation expense and amortization of intangible assets, which can vary depending upon accounting methods. We believe Adjusted Net Income is useful to an investor in evaluating our operating performance because it is widely used by investors, securities analysts and other interested parties in our industry to measure a company’s operating performance without regard to non-cash items such as stock-based compensation expense and amortization of intangible assets, which can vary depending upon accounting methods, and to present a meaningful measure of corporate performance exclusive of our capital structure and the method by which assets were acquired. Our use of Adjusted Net Income has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	Adjusted Net Income does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted Net Income does not consider the potentially dilutive impact of equity-based compensation;

•	Adjusted Net Income does not reflect acquisition-related costs, one-time cash bonuses paid to our management or cash payments in connection with a settlement of a lawsuit, all of which reduced the cash available to us;

•	we must make certain assumptions in order to determine the tax effect adjustments for Adjusted Net Income, which assumptions may not prove to be accurate; and

•	other companies, including companies in our industry, may calculate Adjusted Net Income differently, which reduces its usefulness as a comparative measure.

Because of these limitations, you should consider Adjusted Net Income alongside other financial performance measures, including various cash flow metrics, net income and our other GAAP results. Our management reviews Adjusted Net Income along with these other measures in order to fully evaluate our financial performance.

The following table provides a reconciliation of net income to Adjusted Net Income:

	Year Ended December 31,
	2008	2009	2010
	(Unaudited; in thousands)

Net income	$1,117	$19,429	$1,743
Stock based compensation	386	365	1,088
Amortization of intangibles	537	403	301
Non-recurring stock contribution for a charitable trust established by the company	—	—	238
Acquisition-related costs	—	—	265
Gain on sale of investment	—	—	(1,700)
Management bonuses associated with initial public offering	—	—	5,888
Litigation settlement and associated legal expenses	—	3,189	—
Deferred tax asset valuation reserve reduction	—	(16,800)	—
Tax effect of adjustments(1)	(755)	(2,437)	(2,287)

Adjusted Net Income	$1,285	$4,149	$5,536

(1)	For the years ended December 31, 2008 and 2009, respectively, the tax effect of adjustments has been calculated on the assumption that the $16,800 deferred tax asset valuation reserve reduction had taken place prior to the commencement of each such fiscal year, and a pro forma effective tax rate of 37% was applied for each of such years. For the year ended December 31, 2010, the tax effect was determined on a quarterly basis using our effective tax rate for the applicable quarter.

Adjusted Free Cash Flow. Free Cash Flow consists of net cash provided by operating activities, less purchases of property and equipment and less capitalization of software development costs. Adjusted Free Cash Flow consists of Free Cash Flow plus one-time settlement and legal costs related to a patent infringement lawsuit in 2009 as well as acquisition costs and one-time bonus payments incurred in 2010. We use Adjusted Free Cash Flow as a measure of liquidity because it assists us in assessing our ability to fund our growth through our generation of cash. We believe Adjusted Free Cash Flow is useful to an investor in evaluating our liquidity because Adjusted Free Cash Flow and similar measures are widely used by investors, securities analysts and other interested parties in our industry to measure a company’s liquidity without regard to revenue and expense recognition, which can vary depending upon accounting methods.

Our use of Adjusted Free Cash Flow has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	Adjusted Free Cash Flow does not reflect the interest expense or the cash requirements necessary to service interest or principal payments on our indebtedness;

•	Adjusted Free Cash Flow does not reflect one-time litigation expense payments or one-time management bonuses associated with the initial public offering, which reduced the cash available to us;

•	Adjusted Free Cash Flow does not include acquisition costs;

•	Adjusted Free Cash Flow removes the impact of accrual basis accounting on asset accounts and non-debt liability accounts; and

•	other companies, including companies in our industry, may calculate Adjusted Free Cash Flow differently, which reduces its usefulness as a comparative measure.

Because of these limitations, you should consider Adjusted Free Cash Flow alongside other liquidity measures, including various cash flow metrics, net income and our other GAAP results. Our management reviews Adjusted Free Cash Flow along with these other measures in order to fully evaluate our liquidity.

The following table provides a reconciliation of net cash provided by operating activities to Adjusted Free Cash Flow:

	Year Ended December 31,
	2008	2009	2010
	(Unaudited; in thousands)

Net cash provided by operating activities	$6,582	$4,501	$5,890
Purchase of property and equipment	(480)	(685)	(832)

Capitalization of software development costs	(99)	(220)	(648)

Free Cash Flow	6,003	3,596	4,410
Litigation settlement and associated legal expenses	—	3,189	—
Acquisition-related costs	—	—	265

Management bonuses associated with initial public offering	—	—	5,888

Adjusted Free Cash Flow	$6,003	$6,785	$10,563

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

We believe that of our significant accounting policies, which are described in Note 2 to the financial statements provided under “Part II, Item 8, Financial Statements and Supplementary Data” of this Report, the following accounting policies involve a greater degree of judgment and complexity. A critical accounting policy is one that is both material to the preparation of our financial statements and requires us to make difficult, subjective or complex judgments for uncertain matters that could have a material effect on our financial condition and results of operations. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

Revenue Recognition

We primarily derive our revenues from subscription fees for our on-demand strategic procurement and supplier enablement software solution and associated implementation services. Revenue is generated from subscription agreements and related services permitting customers to access and utilize our hosted software. Customers may on occasion also purchase a perpetual license for certain software modules. Revenue is recognized when there is persuasive evidence of an agreement, the service has been provided or delivered to the customer, the collection of the fee is probable and the amount of the fee to be paid by the customer is fixed or determinable.

Our contractual agreements generally contain multiple service elements and deliverables. These elements include access to the hosted software, implementation services and, on a limited basis, perpetual licenses for certain software modules and related maintenance and support. Subscription agreements do not provide customers the right to take possession of the hosted software at any time, with the exception of a triggering event in source code escrow arrangements. In applying the multiple element revenue recognition guidance, we determined that we do not have objective and reliable evidence of the fair value of the subscription agreement and related services. We therefore account for fees received under multiple-element agreements as a single unit of accounting and recognize the agreement consideration ratably over the term of the subscription agreement, which is generally three to five years. The term of the subscription agreement commences on the start date specified in the subscription agreement, which is the date access to the software is provided to the customer provided all other revenue recognition criteria have been met. Fees for professional services that are contingent upon future performance are recognized ratably over the remaining subscription term once the performance milestones have been met. We recognize revenue from any professional services that are sold separately as the services are performed.

Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from our software and services described above. For multiple year subscription agreements, we generally invoice our customers in annual installments. Accordingly, the deferred revenue balance does not represent the total contract value of these multi-year subscription agreements. Our services, such as implementation, are generally sold in conjunction with subscription agreements. These services are recognized ratably over the remaining term of the subscription agreement once any contingent performance milestones have been satisfied. The portion of deferred revenue that we anticipate will be recognized after the succeeding 12-month period is recorded as non-current deferred revenue and the remaining portion is recorded as current deferred revenue.

Stock-Based Compensation. Stock-based compensation costs are measured at the grant date based on the fair value of the award and are recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. Stock-based compensation costs are calculated using the Black-Scholes option-pricing model. Determining the appropriate fair value model and related assumptions requires judgment, including estimating stock price volatility, forfeiture rates and expected term. The assumptions used in determining the fair value of stock-based awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation could be materially different in the future.

Because there was not been a public market for our common stock from July 2004 until September 2010, we have lacked company-specific historical and implied volatility information. Therefore, we estimate our expected stock volatility based on that of publicly-traded peer companies, and we expect to continue to use this methodology until such time as we have adequate historical data regarding the volatility of our publicly-traded stock price. We do not have information available that is indicative of future exercise and post-vesting behavior to estimate the expected term. Therefore, the expected term used in our estimated fair value calculation represents the average time that options that vest are expected to be outstanding based on the mid-point between the vesting date and the end of the contractual term of the award. We have not paid dividends and do not anticipate paying dividends in the foreseeable future and, accordingly, use an expected dividend yield of zero. The risk-free interest rate is based on the rate of U.S. Treasury securities with maturities consistent with the estimated expected term of the awards. Pre-vesting forfeiture rates are estimated based on our historical forfeiture data.

The assumptions used in calculating the fair value of common stock options granted in 2008, 2009 and 2010 are set forth below:

	2008	2009	2010

Estimated dividend yield	0%	0%	0%
Expected stock price volatility	100.0%	100.0%	100.0%
Weighted-average risk-free interest rate	2.6% – 3.6%	1.9% – 2.8%	1.3% – 3.0%
Expected life of award (in years)	6.25	6.25	6.25

Prior to our initial public offering in September 2010, we typically granted options on a semi-annual basis. The following table summarizes by grant date the number of stock options granted from January 1, 2008 through December 31, 2010, the per share exercise price of options and the fair value per option on each grant date:

	Number of Shares Subject	Per Share Exercise	Fair Value
Grant Date	to Options Granted	Price of Option(1)	per Option(2)

January 23, 2008(3)	73,561	$2.60	$2.10
July 23, 2008(3)	31,500	$3.16	$2.56
January 22, 2009	174,547	$2.04	$1.63
July 22, 2009	17,500	$1.90	$1.53
January 21, 2010	223,599	$2.26	$1.82
April 20, 2010	79,500	$8.18	$6.61
October 29, 2010	28,500	$11.45	$9.12
November 1 – December 31, 2010	9,000	$10.99 – 13.38	$8.75 – 10.68

(1)	The per share exercise price of option from January 23, 2008 to April 20, 2010 represents the determination by our board of directors of the fair value of our common stock on the date of grant, as determined by taking into account our most recent valuation of common stock. After September 24, 2010, the per share exercise price of option represents the closing sale price of our common stock on the date of grant.

(2)	As described above, the fair value per share of each option was estimated for the date of grant using the Black-Scholes option-pricing model. This model estimates the fair value by applying a series of factors including the exercise price of the option, a risk free interest rate, the expected term of the option, expected share price volatility of the underlying common stock and expected dividends on the underlying common stock. Additional information regarding the valuation of our common stock and option awards is set forth in Note 10 to our financial statements included elsewhere in this Report.

(3)	Represents stock options that were amended to reduce the exercise price for substantially all of the shares subject to stock options granted on January 23, 2008 and July 23, 2008. The amendments reduced the exercise price of the previously granted options to $2.04 per share, which was the fair value of our common stock on the date of the amendments. The amendments did not affect the vesting provisions or the number of shares subject to any of the option awards. For financial statement reporting, we treat the previously granted options as being forfeited and the amendments as new option grants.

As part of our stock incentive plan, and as set forth in Note 10 to our financial statements provided under “Part II, Item 8, Financial Statements and Supplementary Data” of this Report, we have also allowed certain employees to purchase shares of our restricted stock. We hold subscription notes receivable for the aggregate purchase price of the shares. Upon employee termination, we have the option to repurchase the shares. The repurchase price is the original purchase price plus interest for unvested restricted stock and the current fair value (as determined by our board of directors prior to September 24, 2010, and subsequently as determined by the closing price of our common stock on the NASDAQ Global Market on the date of termination) for vested restricted stock. The shares generally vest ratably over two to four years. As of December 31, 2010, there were 2,032,286 shares of vested and unvested restricted stock outstanding. The following table summarizes by grant date the number of shares of restricted stock granted from January 1, 2008 through December 31, 2010, the per share purchase price of restricted stock and the fair value per share of restricted stock on each grant date:

		Per Share
	Number of Shares of	Purchase Price(s) of	Fair Value(s)
Grant Date	Restricted Stock Granted	Restricted Stock(1)	per Share(2)

January 23, 2008	292,137	$2.60	$1.38 – $1.81
January 22, 2009	159,024	$2.04	$1.41 – $2.04
January 21, 2010	95,861	$2.26	$1.58

(1)	The per share purchase price of restricted stock represents the determination by our board of directors of the fair value of our common stock on the date of grant, as determined by taking into account our most recent valuation of common stock.

(2)	As described above, the fair value per share of restricted stock was estimated for the date of grant using the Black-Scholes option-pricing model since the notes receivable are deemed non-recourse for accounting purposes. This model estimates the fair value by applying a series of factors including the exercise price of the option, a risk free interest rate, the expected term of the option, expected share price volatility of the underlying common stock and expected dividends on the underlying common stock.

Significant Factors Used in Determining the Fair Value of Our Common Stock

Prior to our initial public offering on September 24, 2010, we historically granted stock-based awards at exercise or purchase prices equivalent to the fair value of our common stock as of the date of grant, as determined by our board of directors taking into account our most recently available valuation of common stock. Subsequent to September 24, 2010, we have granted stock-based awards at exercise or purchase prices equivalent to the fair value of our common stock as of the date of the grant, as measured by the closing sale price of our common stock on the NASDAQ Global Market on the date of the grant.

Prior to June 2008, the annual common stock valuations were prepared using the income and market approaches. Under the income approach, the fair value of our common stock was estimated based upon the present value of a future stream of income that can reasonably be expected to be generated by the company. Under the market approach, the guideline market multiple methodology was applied, which involved the multiplication of free cash flows by risk-adjusted multiples. Multiples were determined through an analysis of certain publicly traded companies, which were selected on the basis of operational and economic similarity with our principal business operations.

Commencing in June 2008 until September 2010, we moved to semi-annual common stock valuations prepared using the “probability-weighted expected return” method. Under this methodology, the fair value of our common stock is estimated based upon an analysis of future values assuming various outcomes. The fair value is based on the probability-weighted present value of expected future investment returns considering each of the possible outcomes available to us as well as the rights of each share class. The possible outcomes considered were continued operation as a private company, an initial public offering and a sale of the company.

The private company scenario analysis utilized averages of the market and income approaches. Under the market approach, we estimated our enterprise value using the guideline public company method, which compares our company to publicly traded companies in our industry group after applying a discount for lack of marketability. The companies used for comparison under the guideline public company method were selected based on a number of factors, including but not limited to, the similarity of their industry, business model and financial risks. The multiples selected were adjusted for differences in expected growth, profitability and risk between the company and the comparable public companies. Under the income approach, we estimated our enterprise value using the discounted future cash flow method, which involves applying appropriate discount rates to estimated cash flows that are based on forecasts of revenues, costs and capital requirements. Our assumptions underlying the estimates were consistent with the plans and estimates that we use to manage our business. The risks associated with achieving our forecasts were assessed in selecting the appropriate discount rates.

The initial public offering scenario analysis utilized the guideline public company method. We estimated our enterprise value by comparing our company to publicly traded companies in our industry group. The companies used for comparison under the guideline public company method were selected based on a number of factors, including, but not limited to, the similarity of their industry, business model and financial risks to those of ours.

The sale scenario analysis utilized the guideline transaction enterprise value method. We estimated our enterprise value based on a range of values from guideline transactions. The companies used for comparison under the guideline transaction method were selected based on a number of factors, including, but not limited to, the similarity of their industry, business model and financial risks to those of ours.

Finally, the present values calculated under each scenario were weighted based on our management’s estimates of the probability of each scenario occurring. The resulting values represented the estimated fair value of our common stock at each valuation date.

Specific information related to option grants is as follows:

January 2008 Grants

In January 2008, we granted 73,561 stock options with an exercise price of $2.60. Additionally, we issued 292,137 shares of restricted stock with a purchase price of $2.60. In the absence of a public trading market for our common stock, our board of directors, with input from management, considered the factors described below and determined the fair value of our common stock in good faith to be $2.60 per share.

We performed a contemporaneous valuation of the fair value of our common stock as of December 31, 2007 using the income and market approaches. The income approach used a discounted cash flow analysis by applying a risk-adjusted discount rate of 17.1% to estimated debt-free cash flows, based on forecasted revenues. The projections used in connection with the income approach were based on our expected operating performance over the forecast period. There is inherent uncertainty in these estimates; if different discount rates or assumptions had been used, the valuation would have been different. Under the market approach, we reviewed an analysis of comparable publicly traded companies to apply the guideline market multiple methodology. In this analysis, we applied an average multiple of free cash flow to our free cash flow. We then applied a 25% discount for lack of marketability. We also considered the rights, preferences and privileges of the preferred stock relative to the common stock. Based on this analysis, the aggregate fair value of our common stock was determined to be $36.9 million, with a per share value of $2.60.

July 2008 Grants

In July 2008, we granted 31,500 stock options with an exercise price of $3.16. In the absence of a public trading market for our common stock, our board of directors, with input from management, considered the factors described below and determined the fair value of our common stock in good faith to be $3.16 per share.

We performed a contemporaneous valuation of the fair value of our common stock as of July 1, 2008 using the probability-weighted expected return methodology discussed above.

Under the private company scenario, we applied the income and market approaches. Under the income approach, we used a discounted cash flow analysis. Under the market approach, we used a weighted-average of the public guideline company method and the guideline transaction method. We then subtracted debt and the aggregate preferred stock liquidation preference. We then applied a 25% discount rate for lack of marketability. This resulted in a common equity valuation of $42.8 million.

Under the initial public offering scenario, we applied a multiple to our forecasted trailing 12 months revenue as of the estimated future date of an initial public offering. The multiple was based on a review of guideline public companies. We then subtracted debt and the aggregate preferred stock liquidation preference. We then applied a discount rate of 20%. This resulted in an aggregate common equity value of $57.3 million.

Under the sale scenario, we reviewed an analysis of selected guideline transactions and applied a median revenue multiple to determine our enterprise value. We then subtracted debt and the aggregate preferred stock liquidation preference. We then applied a discount rate of 20%. This resulted in an aggregate common equity value of $28.8 million.

We then estimated the probability of each scenario occurring. We assigned a 5% probability to the sale scenario, a 50% probability to the initial public offering scenario and a 45% probability to the private company scenario. Based on these approaches, the fair value of our common equity was determined to be $3.16 per share.

January 2009 Grants

In January 2009, we granted 174,547 stock options with an exercise price of $2.04. Additionally, we issued 159,024 shares of restricted stock with a purchase price of $2.04. In the absence of a public trading market for our common stock, our board of directors, with input from management, considered the factors described below and determined the fair value of our common stock in good faith to be $2.04 per share.

We performed a contemporaneous valuation of the fair value of our common stock as of December 31, 2008 using the probability-weighted expected return methodology discussed above.

Under the private company scenario, we applied the income and market approaches. Under the income approach, we used a discounted cash flow analysis. Under the market approach, we used a weighted-average of the public guideline company method and the guideline transaction method. We then subtracted debt and the aggregate preferred stock liquidation preference. We then applied a 25% discount rate for lack of marketability. This resulted in a common equity valuation of $29.0 million.

Under the initial public offering scenario, we applied a multiple to our forecasted trailing 12 months revenue as of the estimated future date of an initial public offering. The multiple was based on a review of guideline public companies. We then subtracted debt and the aggregate preferred stock liquidation preference. We then applied a discount rate of 35%. This resulted in an aggregate common equity value of $37.2 million.

Under the sale scenario, we reviewed an analysis of selected guideline transactions and applied a median revenue multiple to determine our enterprise value. We then subtracted debt and the aggregate preferred stock liquidation preference. We then applied a discount rate of 35%. This resulted in an aggregate common equity value of $38.7 million.

We then estimated the probability of each scenario occurring. We assigned a 10% probability to the sale scenario, a 20% probability to the initial public offering scenario and a 70% probability to the private company scenario. Based on these approaches, the fair value of our common equity was determined to be $2.04 per share.

July 2009 Grants

In July 2009, we granted 17,500 stock options with an exercise price of $1.90. In the absence of a public trading market for our common stock, our board of directors, with input from management, considered the factors described below and determined the fair value of our common stock in good faith to be $1.90 per share.

We performed a contemporaneous valuation of the fair value of our common stock as of July 1, 2009 using the probability-weighted expected return methodology discussed above.

Under the private company scenario, we applied the income and market approaches. Under the income approach, we used a discounted cash flow analysis. Under the market approach, we used a weighted-average of the public guideline company method and the guideline transaction method. We then subtracted debt and the aggregate preferred stock liquidation preference. We then applied a 25% discount rate for lack of marketability. This resulted in a common equity valuation of $25.1 million.

Under the initial public offering scenario, we applied a multiple to our forecasted trailing 12 months revenue as of the estimated future date of an initial public offering. The multiple was based on a review of guideline public companies. We then subtracted debt and the aggregate preferred stock liquidation preference. We then applied a discount rate of 35%. This resulted in an aggregate common equity value of $36.9 million.

Under the sale scenario, we reviewed an analysis of selected guideline transactions and applied a median revenue multiple to determine our enterprise value. We then subtracted debt and the aggregate preferred stock liquidation preference. We then applied a discount rate of 35%. This resulted in an aggregate common equity value of $36.4 million.

We then estimated the probability of each scenario occurring. We assigned a 10% probability to the sale scenario, a 25% probability to the initial public offering scenario and a 65% probability to the private company scenario. Based on these approaches, the fair value of our common equity was determined to be $1.90 per share.

January 2010 Grants

In January 2010, we granted 223,599 stock options with an exercise price of $2.26. Additionally, we issued 95,861 shares of restricted stock with a purchase price of $2.26. In the absence of a public trading market for our common stock, our board of directors, with input from management, considered the factors described below and determined the fair value of our common stock in good faith to be $2.26 per share.

We performed a contemporaneous valuation of the fair value of our common stock as of December 31, 2009 using the probability-weighted expected return methodology discussed above.

Under the private company scenario, we applied the income and market approaches. Under the income approach, we used a discounted cash flow analysis. Under the market approach, we used a weighted-average of the public guideline company method and the guideline transaction method. We then subtracted debt and the aggregate preferred stock liquidation preference. We then applied a 25% discount rate for lack of marketability. This resulted in a common equity valuation of $31.1 million.

Under the initial public offering scenario, we applied a multiple to our forecasted trailing 12 months revenue as of the estimated future date of an initial public offering. The multiple was based on a review of guideline public companies. We then subtracted debt and the aggregate preferred stock liquidation preference. We then applied a discount rate of 35%. This resulted in an aggregate common equity value of $43.9 million.

Under the sale scenario, we reviewed an analysis of selected guideline transactions and applied a median revenue multiple to determine our enterprise value. We then subtracted debt and the aggregate preferred stock liquidation preference. We then applied a discount rate of 35%. This resulted in an aggregate common equity value of $44.2 million.

We then estimated the probability of each scenario occurring. We assigned a 5% probability to the sale scenario, a 25% probability to the initial public offering scenario and a 70% probability to the private company scenario. Based on these approaches, the fair value of our common equity was determined to be $2.26 per share.

April 2010 Grants

In April 2010, we granted 79,500 stock options with an exercise price of $8.18. In the absence of a public trading market for our common stock, our board of directors, with input from management, considered the factors described below and determined the fair value of our common stock in good faith to be $8.18 per share. The increase from the fair value that was used for the January 2010 grants is primarily a result of the increased probabilities of an initial public offering or a sale of the company, as well as an increased multiple under the initial public offering scenario based on a review of guideline public companies, each as described below. To a lesser extent, the increase was also attributable to the use of forecasted fiscal year 2011 revenue in the initial public offering scenario as opposed to using the trailing 12 months revenue as of December 31, 2010, as discussed below. Changes in revenue assumptions due to developments in our business and a decrease in the discount rate from 35% to 28% for the initial public offering scenario and the sale scenario also contributed slightly to the increase. The difference between the initial public offering price of $9.50 per share and the fair value that was used for the April 2010 grants results from increasing the probability of the initial public offering scenario.

We performed a contemporaneous valuation of the fair value of our common stock as of March 31, 2010 using the probability-weighted expected return methodology discussed above.

Under the private company scenario, we applied the income and market approaches. Under the income approach, we used a discounted cash flow analysis. Under the market approach, we used a weighted-average of the public guideline company method and the guideline transaction method. We then subtracted debt and the aggregate preferred stock liquidation preference. We then applied a 25% discount rate for lack of marketability. This resulted in a common equity valuation of $37.3 million.

Under the sale scenario, we reviewed an analysis of selected guideline transactions and applied a median revenue multiple to determine our enterprise value. We then subtracted debt and the aggregate preferred stock liquidation preference. We then applied a discount rate of 28%. This resulted in an aggregate common equity value of $83.8 million.

Under the initial public offering scenario, we applied a multiple to our forecasted fiscal year 2011 revenue. We then subtracted debt and the aggregate preferred stock liquidation preference. We then applied a discount rate of 28%. This resulted in an aggregate common equity value of $189.6 million.

The increase in the common equity value under the initial public offering scenario in this valuation as compared to the initial public offering scenario with respect to our January 2010 grants is due both to changes in our valuation methodology and an increase in the multiple applied in this scenario. The revenue multiple increased between December 31, 2009 and March 31, 2010 from 1.8 to 4.3. The valuation methodologies and assumptions that were used to establish the fair value of our common stock for both the January 2010 and April 2010 grants are not inconsistent with any of our financial statement assertions.

Although our methodologies for the private company scenario and sale scenario are consistent with our prior valuations, we made two changes in our methodology under the initial public offering scenario in this valuation. Since a registration statement for an initial public offering had been filed at the time of this valuation, we determined that these changes were appropriate to reflect the then current environment for initial public offerings. The first change in our methodology was to use forecasted fiscal year 2011 revenue in our analysis, as opposed to using revenue for the most recently completed fiscal year as had been used for prior valuations. At the time of this valuation, it appeared likely that our initial public offering would occur in the second half of 2010. We believe the use of forecasted revenue provides greater consistency with the expected valuation methodology for an initial public offering occurring after the mid-point of the current year. As a result, the revenue multiple was applied to our forecasted fiscal year 2011 revenue as opposed to our fiscal year 2009 revenue used in the initial public offering scenario with respect to our January 2010 grants.

The second change in methodology was to use the upper quartile revenue multiple from the guideline public companies rather than the mean revenue multiple from the guideline public companies used in the initial public offering scenario with respect to our January 2010 grants. We determined the use of the upper quartile revenue multiple from the guideline public companies to be more representative of our company based on our increased earnings and cash flows for forecasted fiscal year 2011 as opposed to valuations based on prior fiscal periods where we determined the use of the mean revenue multiple from the guideline public companies to be more appropriate in light of our lower earnings and cash flows for those periods. In addition, the upper quartile companies included those who underwent the more recent initial public offerings and were the most similar to us in size, growth and profitability.

The guideline public companies used in the valuation for the April 2010 grants consisted of SaaS companies that underwent initial public offerings between March 31, 2007 and March 31, 2010 and that are similar to us in size, growth and profitability. The revenue multiples were determined by dividing the enterprise value as of the applicable valuation date by the preceding 12 months of revenue as of the applicable valuation date, We believe that the use of revenue multiples is a common and appropriate valuation method for smaller, earlier stage public companies such as us.

In addition to the changes in methodology used in the valuation for our April 2010 grants, the multiple increase resulted from updating the revenue multiples for each of the guideline public companies as of the new valuation date. We believe that enterprise values of the guideline public companies increased over this period at a greater rate than their increases in revenue, resulting in a significant increase in the applicable revenue multiples. We believe the increase in enterprise values reflected a broader increase in valuations of public companies as the increases in their stock prices were consistent with increases in many stock market indices during this period. Accordingly, increases in fair value do not necessarily correlate with revenue growth. We believe our company’s valuation as a public company would have increased commensurate with those of the upper quartile of the guideline public companies due to the similarities between us and those companies, particularly our comparable earnings and revenue growth rates. Further, because these guideline public companies all underwent initial public offerings within the past three years, we believe these companies to be in a similar stage in the development and growth of their business as our company. Specifically, our net income growth rates for 2009 and the first quarter of 2010 generally exceeded the growth rates for the guideline public companies, while our revenue growth rates for these periods were comparable to those of the guideline public companies. We further believe that our forecasted net income and revenue growth rates compare favorably to those of the guideline public companies.

We then estimated the probability of each scenario occurring. We assigned a 30% probability to the sale scenario, a 50% probability to the initial public offering scenario and a 20% probability to the private company scenario. Based on these approaches, the fair value of common equity was determined to be $8.18 per share.

Grants Following Our Initial Public Offering

Following our initial public offering on September 24, 2010, all stock option grants were granted with an exercise price equal to the closing price of our common stock on the NASDAQ Global Market on the date of grant.

Deferred Project Costs. We capitalize sales commission costs that are directly related to the execution of our subscription agreements. The commissions are deferred and amortized over the contractual term of the related subscription agreement. The deferred commission amounts are recoverable from the future revenue streams under the subscription agreements. We believe this is the appropriate method of accounting, as the commission costs are so closely related to the revenues from the subscription agreements that they should be recorded as an asset and charged to expense over the same period that the subscription revenues are recognized. Amortization of deferred commissions is included in sales and marketing expense in the statements of operations. The deferred commissions are reflected within deferred project costs in the balance sheets.

Goodwill. Goodwill represents the excess of the cost of an acquired entity over the net fair value of the identifiable assets acquired and liabilities assumed. We review the carrying value of goodwill at least annually to assess impairment since it is not amortized. Additionally, we review the carrying value of goodwill whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. We have concluded that we have one reporting unit for purposes of our annual goodwill impairment testing. To assess goodwill impairment, the first step is to identify if a potential impairment exists by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to have a potential impairment and the second step of the impairment test is not necessary.

However, if the carrying amount of the reporting unit exceeds its fair value, the second step is performed to determine if goodwill is impaired and to measure the amount of impairment loss to recognize, if any. The second step compares the implied fair value of goodwill with the carrying amount of goodwill. If the implied fair value of goodwill exceeds the carrying amount, then goodwill is not considered impaired. However, if the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The fair value of the reporting unit is allocated to all the assets and liabilities, including any previously unrecognized intangible assets, as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. We performed our annual assessment on December 31, 2010. The estimated fair value of our reporting unit exceeded its carrying amount, including goodwill, and as such, no goodwill impairment was recorded.

Income Taxes. Deferred income taxes are provided using tax rates enacted for periods of expected reversal on all temporary differences. Temporary differences relate to differences between the book and tax basis of assets and liabilities, principally intangible assets, property and equipment, deferred subscription revenue, pension assets, accruals and stock-based compensation. Valuation allowances are established to reduce deferred tax assets to the amount that will more likely than not be realized. To the extent that a determination is made to establish or adjust a valuation allowance, the expense or benefit is recorded in the period in which the determination is made.

Our company recognizes a tax benefit when it is more-likely-than-not, based on the technical merits, that the position would be sustained upon examination by a taxing authority. The amount to be recognized is measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Our company records interest or penalties accrued in relation to unrecognized tax benefits as income tax expense.

Results of Operations

The following table sets forth, for the periods indicated, our results of operations:

	Year Ended December 31,
	2008	2009	2010
	(In thousands)

Revenues	$29,784	$36,179	$42,477
Cost of revenues	6,723	7,494	9,361

Gross profit	23,061	28,685	33,116

Operating expenses:
Research and development	8,307	8,059	8,395
Sales and marketing	9,280	10,750	11,592
General and administrative	3,942	3,703	5,810
Management bonuses associated with initial public offering	—	—	5,888
Litigation settlement and associated legal expenses	—	3,189	—
Amortization of intangible assets	537	403	301

Total operating expenses	22,066	26,104	31,986

Income from operations	995	2,581	1,130
Interest and other income, net	113	27	1,727

Income before income taxes	1,108	2,608	2,857
Income tax benefit (expense)	9	16,821	(1,114)

Net income	$1,117	$19,429	$1,743

The following table sets forth, for the periods indicated, our results of operations expressed as a percentage of revenues:

	Year Ended December 31,
	2008	2009	2010

Revenues	100%	100%	100%
Cost of revenues	23	21	22

Gross profit	77	79	78

Operating expenses:
Research and development	28	22	20
Sales and marketing	31	30	27
General and administrative	13	10	13
Management bonuses associated with initial public offering	—	—	14
Litigation settlement and associated legal expenses	—	9	—
Amortization of intangible assets	2	1	1

Total operating expenses	74	72	75

Income from operations	3	7	3
Interest and other income, net	1	—	4

Income before income taxes	4	7	7
Income tax benefit (expense)	—	47	(3)

Net income	4%	54%	4%

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenues. Revenues for 2010 were $42.5 million, an increase of $6.3 million, or 17%, over revenues of $36.2 million for 2009. The increase in revenues resulted primarily from an increase in the number of customers from 156 as of December 31, 2009 to 195 as of December 31, 2010, as well as recognition of a full year’s revenues for the new customers added in 2009. We have increased our customer count through our continued efforts to enhance brand awareness and our sales and marketing efforts.

Cost of Revenues. Cost of revenues in 2010 was $9.4 million, an increase of $1.9 million, or 25%, over cost of revenues of $7.5 million in 2009. As a percentage of revenues, cost of revenues increased slightly to 22% in 2010 from 21% in 2009. The increase in dollar amount primarily resulted from a $1.6 million increase in employee-related costs attributable to our existing personnel and additional implementation service personnel. We had 72 full-time employee equivalents in our implementation services, supplier enablement services, customer support and client partner organizations at December 31, 2010, compared to 56 full-time employee equivalents at December 31, 2009.

Research and Development Expenses. Research and development expenses for 2010 were $8.4 million, an increase of $0.3 million, or 4%, from research and development expenses of $8.1 million for 2009. As a percentage of revenues, research and development expenses decreased to 20% in 2010 from 22% in 2009. The increase in dollar amount was primarily due to a $0.6 million increase in employee-related costs attributable to our existing personnel and additional research and development personnel, partially offset by a $0.4 million increase in capitalization of software development costs. We had 60 full-time employee equivalents in our research and development organization at December 31, 2010, compared to 50 full-time employee equivalents at December 31, 2009.

Sales and Marketing Expenses. Sales and marketing expenses for 2010 were $11.6 million, an increase of $0.8 million, or 7%, over sales and marketing expenses of $10.8 million for 2009. As a percentage of revenues, sales and marketing expenses decreased to 27% in 2010 from 30% in 2009. The increase in dollar amount is primarily due to an increase of $0.1 million in employee-related costs from our existing personnel and additional sales and marketing headcount, an increase of $0.3 million in amortized commission expense and an increase of $0.3 million of marketing expenditures. We had 46 full-time employee equivalents in our sales and marketing organization at December 31, 2010, compared to 45 full-time employee equivalents at December 31, 2009.

General and Administrative Expenses. General and administrative expenses for 2010 were $5.8 million, an increase of $2.1 million, or 57%, from general and administrative expenses of $3.7 million for 2009. As a percentage of revenues, general and administrative expenses increased to 14% in 2010 from 10% in 2009. The increase in dollar amount was primarily due to a $0.6 million increase in employee-related costs attributable to our existing personnel and additional general and administrative personnel, a $0.4 million increase in stock compensation expense, a $0.2 million one-time expense related to a contribution of stock to fund a charitable trust established by us, $0.3 million of public company costs and $0.3 million of acquisition related costs attributable to our acquisition of AECsoft in January 2011. We had 14 full-time employee equivalents in our general and administrative organization at December 31, 2010, compared to 11 full-time employee equivalents at December 31, 2009.

Management Bonuses Associated with Initial Public Offering. In 2010, we paid one-time cash bonuses to certain members of management in connection with the initial public offering. The one-time expense from management bonuses associated with the initial public offering for the year ended December 31, 2010 was $5.9 million, or 14% of revenues.

Litigation Settlement and Associated Legal Expenses. Litigation settlement and associated legal expenses for 2010 were $0 compared to litigation settlement and associated legal expenses for 2009 of $3.2 million, or 9% of revenues. In 2009, a company filed a patent infringement action against us and other, unrelated companies. We entered into a settlement agreement in 2009, and the settlement and related legal costs of $3.2 million were paid and recognized as operating expenses in the year ended December 31, 2009. There were no similar costs incurred in 2010.

Amortization of Intangible Assets. Amortization of intangible assets for 2010 was $0.3 million, a decrease of $0.1 million, or 25%, over amortization of intangible assets of $0.4 million for 2009. As a percentage of revenues, amortization of intangible assets was 1% in 2010 and 2009. The decrease in dollar amount was the result of the declining amortization recognized on the customer relationships asset over the 10-year estimated life. The customer relationships asset was recorded as a result of the going private transaction in 2004.

Income from Operations. Income from operations for 2010 was $1.1 million, a decrease of $1.5 million, or 58%, over income from operations of $2.6 million for 2009. As a percentage of revenues, income from operations decreased to 3% in 2010 from 7% in 2009. The decrease in dollar amount was primarily the result of the management bonuses associated with the initial public offering, our increased expenses required to support our additional revenues and our public company costs as well as expenses associated with our acquisition of AECsoft in January 2011, partially offset by the increase in revenues and the decrease in litigation settlement and associated legal fees.

Income tax benefit (expense). Income tax expense for the year ended December 31, 2010 was ($1.1) million compared to a $16.8 million benefit for the year ended December 31, 2009. The change in income tax benefit (expense) was due to the reversal of our valuation reserve against our deferred tax asset of $16.8 million in December 2009 and the subsequent tax effecting of our pre-tax net income in 2010. The reversal was due to our attaining sufficient positive evidence to support the likelihood of realizing the deferred tax asset.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenues. Revenues for 2009 were $36.2 million, an increase of $6.4 million, or 21%, over revenues of $29.8 million for 2008. The increase in revenues resulted primarily from an increase in the number of customers from 127 as of December 31, 2008 to 156 as of December 31, 2009, as well as recognition of a full year’s revenues for the new customers added in 2008. Revenues in 2008 included $0.8 million for a one-time termination fee received for the cancellation of a reseller agreement recognized in that year. We increased our customer count through our continued efforts to enhance brand awareness and our sales and marketing efforts.

Cost of Revenues. Cost of revenues in 2009 was $7.5 million, an increase of $0.8 million, or 12%, over cost of revenues of $6.7 million in 2008. As a percentage of revenues, cost of revenues decreased to 21% in 2009 from 22% in 2008. The increase in dollar amount primarily resulted from a $0.5 million increase in employee-related costs attributable to our existing personnel and additional implementation service personnel, as well as a $0.1 million increase in allocated overhead due to increases in leased square footage of office space. We had 56 full-time employee equivalents in our implementation services, supplier enablement services, customer support and client partner organizations at December 31, 2009, compared to 55 full-time employee equivalents at December 31, 2008.

Research and Development Expenses. Research and development expenses for 2009 were $8.1 million, a decrease of $0.2 million, or 2%, from research and development expenses of $8.3 million for 2008. As a percentage of revenues, research and development expenses decreased to 22% in 2009 from 28% in 2008. The decrease in dollar amount was due to an increase in capitalization of software development costs of $0.1 million in 2009 and a reduction of $0.1 million in employee-related costs attributable to our existing personnel. We had 50 full-time employee equivalents in our research and development organization at December 31, 2009, compared to 53 full-time employee equivalents at December 31, 2008.

Sales and Marketing Expenses. Sales and marketing expenses for 2009 were $10.8 million, an increase of $1.5 million, or 16%, over sales and marketing expenses of $9.3 million for 2008. As a percentage of revenues, sales and marketing expenses decreased slightly to 30% in 2009 from 31% in 2008. The increase in dollar amount is primarily due to an increase of $1.0 million in employee-related costs from our existing personnel and additional sales and marketing headcount, an increase of $0.4 million in amortized commission expense and an increase of $0.1 million of allocated overhead. We had 45 full-time employee equivalents in our sales and marketing organization at December 31, 2009, compared to 43 employee equivalents at December 31, 2008.

General and Administrative Expenses. General and administrative expenses for 2009 were $3.7 million, a decrease of $0.2 million, or 5%, from general and administrative expenses of $3.9 million for 2008. As a percentage of revenues, general and administrative expenses decreased to 10% in 2009 from 13% in 2008. The decrease in dollar amount is due to a reduction in legal expenses of $0.4 million primarily due to efforts in 2008 to file 13 patent applications, a reduction of $0.1 million in auditing fees due to the performance of a three-year audit in 2008 and a reduction of $0.2 million in recruiting costs due to bringing our recruiting efforts inside the business instead of relying on outside recruiting firms in 2009, offset by an increase of $0.4 million in employee-related costs attributable to existing general and administrative personnel. We had 11 full-time employee equivalents in our general and administrative organization at December 31, 2009 and December 31, 2008.

Litigation Settlement and Associated Legal Expenses. Litigation settlement and associated legal expenses for 2009 were $3.2 million, or 9% of revenues, compared to no litigation settlement and associated legal expenses for 2008. In 2009, a company filed a patent infringement action against us and other, unrelated companies. We entered into a settlement agreement in 2009, and the settlement and related legal costs of $3.2 million were paid and recognized as operating expenses in the year ended December 31, 2009.

Amortization of Intangible Assets. Amortization of intangible assets for 2009 was $0.4 million, a decrease of $0.1 million, or 20%, over amortization of intangible assets of $0.5 million for 2008. As a percentage of revenues, amortization of intangible assets decreased to 1% in 2009 from 2% in 2008. The decrease in dollar amount was the result of the declining amortization recognized on the customer relationships asset over the 10-year estimated life. The customer relationships asset was recorded as a result of the going private transaction in 2004.

Income from Operations. Income from operations for 2009 was $2.6 million, an increase of $1.6 million, or 160%, over income from operations of $1.0 million for 2008. As a percentage of revenues, income from operations increased to 7% in 2009 from 3% in 2008. The increase in dollar amount was the result of our increase in revenues offset by our increased expenses required to support the additional revenues, as well as the one-time impact of the litigation settlement and associated legal expenses.

Income tax benefit (expense). Income tax benefit (expense) for the year ended December 31, 2009 was $16.8 million compared to $0 for the year ended December 31, 2008. The increase in income tax benefit was due to the reversal of our valuation reserve against our deferred tax asset of $16.8 million in December 2009. This reversal was due to our attaining sufficient positive evidence to support the likelihood of realizing the deferred tax asset.

Liquidity

Net Cash Flows from Operating Activities

Net cash provided by operating activities was $5.9 million during 2010, $4.5 million during 2009 and $6.6 million during 2008. The amount of our net cash provided by operating activities is primarily a result of the timing of cash payments from our customers, offset by the timing of our primary cash expenditures, which are employee salaries. The cash payments from our customers will fluctuate as our new business sales normally fluctuate quarterly, primarily due to the timing of client budget cycles, with the second and fourth quarters of each year generally having the most sales and the first and third quarters generally having fewer sales. The cash payments from customers are typically due annually on the anniversary date of the initial contract. The cash payments from customers were approximately $45 million during 2010, $38 million during 2009 and $36 million during 2008. The cash payments to employees are typically ratable throughout the fiscal year, with the exception of annual incentive payments, which occur in the first quarter. In addition, in 2010 we paid one-time bonuses in the amount of $5.9 million to our executives in the third quarter in connection with our initial public offering. The cash expenditures for employee salaries, including incentive payments, were approximately $27 million during 2010, $20 million during 2009 and $18 million during 2008.

For 2010, net cash provided by operating activities of $5.9 million was primarily the result of $1.7 million of net income plus $1.1 million of stock-based compensation, a $3.9 million increase in deferred revenue and a $0.9 million decrease in deferred taxes, less a $1.7 million gain on the sale of warrants.

For 2009, net cash provided by operating activities of $4.5 million was primarily the result of $19.4 million of net income, plus non-cash depreciation and amortization expense of $1.2 million and a $2.7 million increase in deferred revenues offset by a $16.8 million increase in deferred taxes, a $1.3 million increase in accounts receivable and a $0.6 million decrease in accrued liabilities. Increases in deferred revenues are due to continued growth in new business, offset by the subscription revenues recognized ratably over time. Increases in accounts receivable are primarily due to growth in the number of customer subscription agreements.

For 2008, net cash provided by operating activities of $6.6 million was primarily a result of $1.1 million of net income, plus non-cash depreciation and amortization expense of $1.3 million and a $5.5 million increase in deferred revenues due to growth in new business offset by a $0.8 million increase in deferred project costs due to increased capitalized commissions from new business in 2008.

Our deferred revenues were $38.2 million at December 31, 2010 and $34.3 million at December 31, 2009. The increase in deferred revenues reflects growth in the total number of customers. Customers are invoiced annually in advance for their annual subscription fee and the invoices are recorded in accounts receivable and deferred revenues, which deferred revenues are then recognized ratably over the term of the subscription agreement. With respect to implementation services fees, customers are invoiced as the services are performed, typically within the first three to eight months of contract execution, and the invoices are recorded in accounts receivable and deferred revenues, which are then recognized ratably over the remaining term of the subscription agreement once the performance milestones have been met. If our sales increase, we would expect our deferred revenues balance to increase.

As of December 31, 2010, we had net operating loss carryforwards of approximately $194 million available to reduce future federal taxable income. In the future, we may fully utilize our available net operating loss carryforwards and would begin making income tax payments at that time. In addition, the limitations on utilizing net operating loss carryforwards and other minimum state taxes may also increase our overall tax obligations. We expect that if we generate taxable income and/or we are not allowed to use net operating loss carryforwards for federal/state income tax purposes, our cash generated from operations will be adequate to meet our income tax obligations.

Net Cash Flows from Investing Activities

For the fiscal year ended December 31, 2010, net cash used by investing activities was $19.4 million, consisting of the purchase of $20.0 million of short-term investments, various capital expenditures of $0.8 million and capitalization of $0.6 million of software development costs, offset by proceeds from the sale of warrants of $1.7 million and a decrease in restricted cash of $0.4 million. In general, our capital expenditures are for our network infrastructure to support our increasing customer base and expected growth in new business and for internal use, such as equipment for our increasing employee headcount. The restricted cash collateralized our line of credit, which was obtained in 2008 and repaid and extinguished in 2010. For 2009, net cash used in investing activities was $0.9 million, consisting of various capital expenditures of $0.7 million and capitalization of $0.2 million of software development costs. Net cash used in investing activities for 2008 was $0.9 million, consisting of capital expenditures of $0.5 million, capitalization of software development costs of $0.1 million and an increase in restricted cash of $0.4 million.

Net Cash Flows from Financing Activities

For the fiscal year ended December 31, 2010, net cash provided by financing activities was $13.9 million, consisting primarily of $53.0 million in proceeds from our public offering net of underwriting discounts, offset by $2.4 million expenditures for public offering costs, a $36.2 million payment for the redemption of all outstanding preferred stock, and a $0.4 million repayment of our line of credit. For 2009, net cash provided by financing activities was $0.03 million and was primarily for the issuance of common stock under the 2004 Stock Incentive Plan. For 2008, net cash provided by financing activities was $0.06 million and was primarily from the issuance of preferred stock and the issuance of common stock under the 2004 Stock Incentive Plan.

Line of Credit

During 2010, we terminated our $2.5 million line of credit and repaid the $0.4 million which had been drawn down. This line of credit was collateralized by a $0.4 million restricted cash deposit which was maintained at the granting financial institution and was released upon repayment of the amount drawn down. This line of credit had renewed annually in October. The interest rate on the unpaid principal balance was the LIBOR Market Index Rate plus 1.5%. As of December 31, 2009, the interest rate was 1.7%.

Off-Balance Sheet Arrangements

As of December 31, 2009 and 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space, we do not engage in off-balance sheet financing arrangements. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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

We believe our cash and cash equivalents, the proceeds from our initial public offering and cash flows from our operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

During the last three years, inflation and changing prices have not had a material effect on our business, and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.

Contractual and Commercial Commitment Summary

The following table summarizes our contractual obligations as of December 31, 2010. These contractual obligations require us to make future cash payments:

		Payments Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)

Operating lease commitments	$5,645	$668	$2,075	$1,832	$1,070

Seasonality

Our new business sales normally fluctuate as a result of seasonal variations in our business, principally due to the timing of client budget cycles. Historically, we have had lower new sales in our first and third quarters than in the remainder of our year. Our expenses, however, do not vary significantly as a result of these factors, but do fluctuate on a quarterly basis due to varying timing of expenditures. Our cash flow from operations normally fluctuates quarterly due to the combination of the timing of new business and the payment of annual bonuses. Historically, due to lower new sales in our first quarter, combined with the payment of annual bonuses from the prior year in our first quarter, our cash flow from operations is lowest in our first quarter, and due to the timing of client budget cycles, our cash flow from operations is lower in our third quarter as compared to our second and fourth quarters. In addition, deferred revenues can vary on a seasonal basis for the same reasons. This pattern may change, however, as a result of acquisitions, new market opportunities or new product introductions.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board, or FASB, issued The FASB Accounting Standards Codification, or Codification, which is the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification is non-authoritative. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification did not change or alter existing GAAP and, therefore, did not have an impact on our financial position, results of operations or cash flows.

In October 2009, the Financial Accounting Standards Board’s Emerging Issues Task Force revised its guidance on revenue recognition for multiple-deliverable revenue arrangements. The amendments in this guidance will, in certain circumstances, enable companies to separately account for multiple revenue-generating activities (deliverables) that they perform for their customers. Existing GAAP requires a company to use vendor-specific objective evidence, or VSOE, or third-party evidence of selling price to separate deliverables in a multiple-deliverable arrangement. The guidance will allow the use of an estimated selling price if neither VSOE nor third-party evidence is available. The guidance will require additional disclosures of information about an entity’s multiple-deliverable arrangements. The requirements of the guidance may be applied prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, although early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

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

Interest Rate Sensitivity

Interest income and expense are sensitive to changes in the general level of U.S. interest rates. However, based on the nature and current level of our investments, which are primarily cash and cash equivalents, we believe there is no material risk of exposure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our accompanying financial statements, financial statement schedule and the report of our independent registered public accounting firm appear in Part IV of this Report.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended, an evaluation as of December 31, 2010 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2010, were effective for the purposes stated above.

Internal Control over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We will include the information required by this item in our definitive proxy statement for our 2011 annual meeting of stockholders, which we will file within 120 days after the end of the fiscal year covered by this Report. This information is incorporated in this Report by reference.

ITEM 11. EXECUTIVE COMPENSATION

We will include the information required by this item in our definitive proxy statement for our 2011 annual meeting of stockholders, which we will file within 120 days after the end of the fiscal year covered by this Report. This information is incorporated in this Report by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We will include the information required by this item in our definitive proxy statement for our 2011 annual meeting of stockholders, which we will file within 120 days after the end of the fiscal year covered by this Report. This information is incorporated in this Report by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We will include the information required by this item in our definitive proxy statement for our 2011 annual meeting of stockholders, which we will file within 120 days after the end of the fiscal year covered by this Report. This information is incorporated in this Report by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

We will include the information required by this item in our definitive proxy statement for our 2011 annual meeting of stockholders, which we will file within 120 days after the end of the fiscal year covered by this Report. This information is incorporated in this Report by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as a part of the report:

(1) Financial Statements.

The following financial statements of the Company are filed herewith:

(2) Financial Statement Schedules.

None

(3) Index to Exhibits.

Exhibit
Number		Description

3	.1*	Amended and Restated Certificate of Incorporation of SciQuest, Inc.

3	.2*	Amended and Restated Bylaws of SciQuest, Inc.

4.1		Specimen Certificate representing shares of common stock of SciQuest, Inc. (incorporated herein by reference to Exhibit 4.1 to Amendment No. 5 to Form S-1 Registration Statement, filed September 2, 2010)

4.2		Stockholders Agreement, by and among SciQuest, Inc. and certain of its stockholders, dated July 28, 2004 (incorporated herein by reference to Exhibit 4.2 to Form S-1 Registration Statement, filed March 26, 2010)

4.3		Amendment No. 1 to Stockholders Agreement, by and among SciQuest, Inc. and certain of its stockholders, dated August 2, 2010 (incorporated herein by reference to Exhibit 4.3 to Amendment No. 5 to Form S-1 Registration Statement, filed September 2, 2010)

10.1		SciQuest, Inc. 2004 Stock Incentive Plan+ (incorporated herein by reference to Exhibit 10.1 to Form S-1 Registration Statement, filed March 26, 2010)

10.2		Amendment No. 2 to SciQuest, Inc. 2004 Stock Incentive Plan+ (incorporated herein by reference to Exhibit 10.2 to Form S-1 Registration Statement, filed March 26, 2010)

10.3		Amendment No. 3 to SciQuest, Inc. 2004 Stock Incentive Plan+ (incorporated herein by reference to Exhibit 4.5 to Form S-8 Registration Statement, filed November 5, 2010)

10.4		Form of Stock Option Grant Certificate under the SciQuest, Inc. 2004 Stock Incentive Plan+ (incorporated herein by reference to Exhibit 10.3 to Form S-1 Registration Statement, filed March 26, 2010)

10.5		Form of Management Subscription Agreement under the SciQuest, Inc. 2004 Stock Incentive Plan+ (incorporated herein by reference to Exhibit 10.4 to Form S-1 Registration Statement, filed March 26, 2010)

10.6		Employment Agreement by and between SciQuest, Inc. and Stephen J. Wiehe, dated February 5, 2002+ (incorporated herein by reference to Exhibit 10.7 to Form S-1 Registration Statement, filed March 26, 2010)

10.7		Change of Control Agreement by and between SciQuest, Inc. and Stephen J. Wiehe, dated January 1, 2004+ (incorporated herein by reference to Exhibit 10.8 to Form S-1 Registration Statement, filed March 26, 2010)

10.8		Change of Control Agreement by and between SciQuest, Inc. and James B. Duke, dated January 1, 2004+ (incorporated herein by reference to Exhibit 10.9 to Form S-1 Registration Statement, filed March 26, 2010)

10.9		Change of Control Agreement by and between SciQuest, Inc. and Rudy C. Howard, dated January 1, 2010+ (incorporated herein by reference to Exhibit 10.10 to Form S-1 Registration Statement, filed March 26, 2010)

10.10		Amended and Restated Subscription Agreement by and between SciQuest, Inc. and Daniel F. Gillis, dated January 21, 2010+ (incorporated herein by reference to Exhibit 10.11 to Form S-1 Registration Statement, filed March 26, 2010)

10.11		Subscription Agreement by and between SciQuest, Inc. and Daniel F. Gillis, dated January 21, 2010+ (incorporated herein by reference to Exhibit 10.12 to Form S-1 Registration Statement, filed March 26, 2010)

10.12		Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.13 to Amendment No. 1 to Form S-1 Registration Statement, filed May 11, 2010)

Exhibit
Number		Description

10.13		Office Lease by and between SciQuest, Inc. and Duke Realty Limited Partnership, dated May 17, 2005 (incorporated herein by reference to Exhibit 10.14 to Form S-1 Registration Statement, filed March 26, 2010)

10.14		First Amendment to Office Lease by and between SciQuest, Inc. and Duke Realty Limited Partnership, dated February 21, 2008 (incorporated herein by reference to Exhibit 10.15 to Form S-1 Registration Statement, filed March 26, 2010)

10.15		Second Amendment to Office Lease by and between SciQuest, Inc. and Duke Realty Limited Partnership, dated February 27, 2008 (incorporated herein by reference to Exhibit 10.16 to Form S-1 Registration Statement, filed March 26, 2010)

10.16		Assignment of Lease by and between SciQuest, Inc. and Kroy Building Products, Inc., dated February 11, 2008 (incorporated herein by reference to Exhibit 10.17 to Form S-1 Registration Statement, filed March 26, 2010)

10.17		Office Lease by and between Duke Realty Limited Partnership and Kroy Building Products, Inc., dated September 29, 2006 (incorporated herein by reference to Exhibit 10.18 to Form S-1 Registration Statement, filed March 26, 2010)

10.18		Second Amendment to Office Lease by and between SciQuest, Inc. and Duke Realty Limited Partnership, dated February 21, 2008 (incorporated herein by reference to Exhibit 10.19 to Form S-1 Registration Statement, filed March 26, 2010)

10.19		Master Agreement for U.S. Availability Services between SunGard Availability Services LP and SciQuest, Inc. (incorporated herein by reference to Exhibit 10.20 to Amendment No. 1 to Form S-1 Registration Statement, filed May 11, 2010)

10.20		Third Amendment to Office Lease, dated as of October 28, 2010, by and between Duke Realty Limited Partnership and the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 2, 2010)

10.21		Third Amendment to Office Lease, dated as of October 28, 2010, by and between Duke Realty Limited Partnership and the Company, as successor in interest to Kroy Building Products, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed November 2, 2010)

10.22		Stock Purchase Agreement, dated December 21, 2010, by and amont SciQuest, Inc., Tom (Yitao) Ren, Ying (Lily) Xiong, John Paul Gutierrez and Ronald Dressin (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 22, 2010)

21	.1*	List of Subsidiaries

23	.1*	Consent of Ernst & Young LLP

31	.1*	Rule 13a-14(a)/15d-14(a) Certification, executed by Stephen J. Wiehe, President, Chief Executive Officer and Director of the Company

31	.2*	Rule 13a-14(a)/15d-14(a) Certification, executed by Rudy C. Howard, Chief Financial Officer of the Company

32	.1*	Section 1350 Certification, executed by Stephen J. Wiehe, President, Chief Executive Officer and Director of the Company

32	.2*	Section 1350 Certification, executed by Rudy C. Howard, Chief Financial Officer of the Company

*	Documents filed herewith.

+	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(c) of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SCIQUEST, INC.

Date: March 9, 2011

By:	/s/ Stephen J. Wiehe
Stephen J. Wiehe
President and Chief Executive
Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Stephen J. Wiehe Stephen J. Wiehe	President, Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2011

/s/ Rudy C. Howard Rudy C. Howard	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 9, 2011

/s/ Noel J. Fenton Noel J. Fenton	Chairman of the Board of Directors	March 9, 2011

/s/ Jeffrey T. Barber Jeffrey T. Barber	Director	March 9, 2011

/s/ Timothy J. Buckley Timothy J. Buckley	Director	March 9, 2011

/s/ Daniel F. Gillis Daniel F. Gillis	Director	March 9, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of SciQuest, Inc.

We have audited the accompanying balance sheets of SciQuest, Inc. as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SciQuest, Inc. at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Raleigh, North Carolina
March 9, 2011

SCIQUEST, INC.

BALANCE SHEETS
(In thousands except share and per share amounts)

	As of December 31,
	2010	2009

Assets
Current assets:
Cash and cash equivalents	$17,494	$17,132
Short-term investments	20,000	—
Restricted cash	—	350
Accounts receivable	6,400	4,846
Prepaid expenses and other current assets	1,297	834
Deferred tax assets	207	177

Total current assets	45,398	23,339
Property and equipment, net	1,993	1,307
Goodwill	6,765	6,765
Intangible assets, net	1,039	1,340
Deferred project costs	5,667	5,148
Deferred tax assets	15,675	16,623
Other	150	43

Total assets	$76,687	$54,565

Liabilities and Redeemable Preferred Stock
Current liabilities:
Accounts payable	$51	$46
Accrued liabilities	4,200	2,980
Line of credit	—	350
Deferred revenues	28,305	27,066

Total current liabilities	32,556	30,442
Deferred revenues, less current portion	9,896	7,209
Series A redeemable preferred stock at redemption value, $0.001 par value; 222,073 shares authorized; zero and 222,073 shares issued and outstanding at December 31, 2010 and 2009, respectively	—	34,072

Commitments and contingencies

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value; 50,000,000 shares authorized; 20,532,443 and 14,342,284 shares issued and outstanding as of December 31, 2010 and 2009, respectively	20	14
Additional paid-in capital	50,462	—
Notes receivable from stockholders	(15)	(769)
Accumulated deficit	(16,232)	(16,403)

Total stockholders’ equity (deficit)	34,235	(17,158)

Total liabilities, redeemable preferred stock, and stockholders’ equity (deficit)	$76,687	$54,565

The accompanying notes are an integral part of the financial statements.

SCIQUEST, INC.

STATEMENTS OF OPERATIONS
(In thousands except per share amounts)

	Years Ended December 31,
	2010	2009	2008

Revenues	$42,477	$36,179	$29,784
Cost of revenues	9,361	7,494	6,723

Gross profit	33,116	28,685	23,061

Operating expenses:
Research and development	8,395	8,059	8,307
Sales and marketing	11,592	10,750	9,280
General and administrative	5,810	3,703	3,942
Management bonuses associated with initial public offering	5,888	—	—
Litigation settlement and associated legal expenses	—	3,189	—
Amortization of intangible assets	301	403	537

Total operating expenses	31,986	26,104	22,066

Income from operations	1,130	2,581	995
Other income (expense):
Interest income	40	37	200
Interest expense	(2)	(6)	(22)
Other income (expense), net	1,689	(4)	(65)

Total other income, net	1,727	27	113

Income before income taxes	2,857	2,608	1,108
Income tax (expense) benefit	(1,114)	16,821	9

Net income	1,743	19,429	1,117
Dividends on redeemable preferred stock	2,079	2,595	2,395

Net (loss) income attributable to common stockholders	$(336)	$16,834	$(1,278)

Net (loss) income attributable to common stockholders per share:
Basic	$(0.02)	$1.20	$(0.09)
Diluted	$(0.02)	$1.16	$(0.09)
Weighted average shares outstanding used in computing per share amounts:
Basic	15,754	14,061	13,800
Diluted	15,754	14,450	13,800

The accompanying notes are an integral part of the financial statements.

SCIQUEST, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands except share amounts)

						Total
	Common Stock		Additional Paid-In	Notes Receivable	Accumulated	Stockholders’
	Shares	Amount	Capital	from Stockholders	Deficit	Equity (Deficit)

Balance as of December 31, 2007	13,981,729	$14	$—	$(42)	$(33,433)	$(33,461)
Issuance of restricted stock	292,137	—	760	(724)	—	36
Repurchase of restricted stock	(130,104)	—	(229)	130	—	(99)
Exercise of common stock options	18,135	—	2	—	—	2
Payments on notes receivable from stockholders	—	—	—	19	—	19
Issuance of common stock	1,615	—	4	—	—	4
Stock-based compensation	12,500	—	386	—	—	386
Dividends accrued on redeemable preferred stock	—	—	(923)	—	(1,472)	(2,395)
Net income	—	—	—	—	1,117	1,117

Balance as of December 31, 2008	14,176,012	14	—	(617)	(33,788)	(34,391)
Issuance of restricted stock	159,024	—	196	(171)	—	25
Repurchase of restricted stock	(7,802)	—	(16)	1	—	(15)
Exercise of common stock options	15,050	—	6	—	—	6
Payments on notes receivable from stockholders	—	—	—	18	—	18
Stock-based compensation	—	—	365	—	—	365
Dividends accrued on redeemable preferred stock	—	—	(551)	—	(2,044)	(2,595)
Net income	—	—	—	—	19,429	19,429

Balance as of December 31, 2009	14,342,284	14	—	(769)	(16,403)	(17,158)
Proceeds from public offering, net of underwriting discounts and offering costs	6,000,000	6	50,583	—	—	50,589
Exercise of common stock options	17,241	—	29	—	—	29
Contribution of stock to fund a charitable trust established by the Company	25,000	—	238	—	—	238
Issuance of restricted stock	95,861	—	216	(177)	—	39
Repurchase of restricted stock	(143,543)	—	(273)	—	—	(273)
Exercise of warrants	195,600	—	15	—	—	15
Payments on notes receivable from stockholders	—	—	—	4	—	4
Forgiveness of notes receivable	—	—	—	927	(927)	—
Stock-based compensation	—	—	1,088	—	—	1,088
Dividends accrued on redeemable preferred stock	—	—	(1,434)	—	(645)	(2,079)
Net income	—	—	—	—	1,743	1,743

Balance as of December 31, 2010	20,532,443	$20	$50,462	$(15)	$(16,232)	$34,235

The accompanying notes are an integral part of the financial statements.

SCIQUEST, INC.

STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2010	2009	2008

Cash flows from operating activities
Net income	$1,743	$19,429	$1,117
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,093	1,214	1,285
Gain on sale of investment	(1,700)	—	—
Stock-based compensation expense	1,088	365	386
Contribution of stock to fund a charitable trust established by the Company	238	—	—
Deferred taxes	918	(16,800)	—
Loss from disposal of property and equipment	2	140	—
Changes in operating assets and liabilities:
Accounts receivable	(1,554)	(1,340)	(285)
Prepaid expense and other current assets	(463)	40	(117)
Deferred project costs and other assets	(626)	(362)	(833)
Accounts payable	5	(255)	(181)
Accrued liabilities and other	1,220	(615)	(257)
Deferred revenues	3,926	2,685	5,467

Net cash provided by operating activities	5,890	4,501	6,582
Cash flows from investing activities
Addition of capitalized software development costs	(648)	(220)	(99)
Purchase of property and equipment	(832)	(685)	(480)
Purchase of short-term investments	(20,000)	—	—
Proceeds from sale of investment	1,700	—	—
Restricted cash returned	350	—	(350)

Net cash used in investing activities	(19,430)	(905)	(929)
Cash flows from financing activities
Proceeds from public offering, net of underwriting discount	53,010	—	—
Initial public offering costs	(2,421)	—	—
Redemption of preferred stock	(36,151)	—	—
Issuance of common and restricted stock	39	25	40
Repurchases of restricted stock	(273)	(15)	(99)
Repayment of notes payable	(350)	—	—
Collection of notes receivable from stockholders	4	18	19
Proceeds from exercise of warrants	15	—	—
Proceeds from exercise of common stock options	29	6	2
Issuance of preferred stock	—	—	96

Net cash provided by financing activities	13,902	34	58
Net increase in cash and cash equivalents	362	3,630	5,711
Cash and cash equivalents at beginning of year	17,132	13,502	7,791

Cash and cash equivalents at end of year	$17,494	$17,132	$13,502

Supplemental disclosure of cash flow information
Cash paid for interest	$2	$6	$22

Supplemental disclosure of non-cash flow information
Dividends on redeemable preferred stock	$2,079	$2,595	$2,395

The accompanying notes are an integral part of the financial statements.

SCIQUEST, INC.
NOTES TO FINANCIAL STATEMENTS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

1.	Description of Business

SciQuest, Inc. (the Company) provides an on-demand strategic procurement and supplier enablement solution that integrates customers with their suppliers to improve procurement of indirect goods and services, such as office supplies, laboratory supplies, furniture, MRO (maintenance, repair and operations) supplies and food and beverages. The Company’s on-demand software enables organizations to more efficiently source indirect goods and services, manage their spend and obtain the benefits of compliance with purchasing policies and negotiating power with suppliers. The Company’s on-demand strategic procurement software suite coupled with its managed supplier network forms the Company’s integrated solution, which is designed to achieve rapid and sustainable savings. The Company’s solution is designed to optimize tasks throughout the cycle of finding, procuring, receiving and paying for indirect goods and services, which can result in increased efficiency, reduced costs and increased insight into an organization’s buying patterns. The Company’s current target markets are higher education, life sciences, healthcare and state and local governments. The Company is headquartered in Cary, North Carolina.

Initial Public Offering

On September 24, 2010, the Company completed its initial public offering of 6,000,000 shares of common stock at an offering price of $9.50 per share, and the additional sale of 900,000 shares of common stock by selling stockholders pursuant to the underwriters’ over-allotment option. The Company received net proceeds of $50,589, after payment of underwriting discounts and commissions and legal, accounting and other fees incurred in connection with the offering. $36,151 of the net proceeds were used to redeem all outstanding shares of Series A redeemable preferred stock. The Company also recognized compensation expense of $5,888 related to management bonuses associated with the initial public offering paid under its Exit Event Bonus Plan (refer to Note 12).

2.	Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Revenue Recognition

The Company primarily derives its revenues from subscription fees for its on-demand strategic procurement and supplier enablement software solution and associated implementation services. Revenue is generated from subscription agreements and related services permitting customers to access and utilize the Company’s hosted software. Customers may on occasion also purchase a

SCIQUEST, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

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

SCIQUEST, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

Concentrations

As of December 31, 2010, no individual customer comprised more than 10% of the accounts receivable balance. As of December 31, 2009, three customers comprised 17%, 12% and 12%, respectively, of the accounts receivable balance. During each of the years ended December 31, 2010, 2009 and 2008, no individual customer comprised more than 10% of the Company’s revenues. During the year ended December 31, 2010, approximately 94% of the Company’s revenue was from sales transactions originating in the United States. During each of the years ended December 31, 2009 and 2008, approximately 93% of the Company’s revenues were from sales transactions originating in the United States.

Cash and Cash Equivalents

The Company considers all highly liquid debt investments with an original maturity of three months or less at the date of purchase to be cash equivalents. The Company maintains cash balances at financial institutions that may at times exceed federally insured limits. The Company maintains this cash at high credit quality institutions and, as a result, believes credit risk related to its cash is minimal. In accordance with the Company’s outstanding credit arrangement at December 31, 2009, the Company maintained restricted cash in an amount equal to its outstanding line of credit. As of December 31, 2009, restricted cash totaled $350. During 2010, the Company fully repaid the outstanding balance under its line of credit of $350, plus accrued interest, and closed the credit agreement. There was no restricted cash as of December 31, 2010.

Short-Term Investments

Management determines the appropriate classification of investments at the time of purchase and evaluates such determination as of each balance sheet date. The Company’s investments were classified as available-for-sale securities and were stated at fair value at December 31, 2010. Realized gains and losses are included in other income (expense) based on the specific identification method. There were no realized gains or losses for the year ended December 31, 2010. Net unrealized gains and losses on available-for-sale securities are reported as a component of other comprehensive income (loss), net of tax. As of December 31, 2010, there were no unrealized gains on available-for-sale securities. The Company regularly monitors and evaluates the fair value of its investments to identify other-than-temporary declines in value. Management believes no such declines in value existed at December 31, 2010.

Accounts Receivable

The Company assesses the need for an allowance for doubtful accounts based on estimates of probable credit losses. This assessment is based on several factors including aging of customer accounts, known customer specific risks, historical experience and existing economic conditions. The Company generally does not require collateral for receivable balances. Accounts would be charged against the allowance after all means of collection were exhausted and recovery was considered remote. Any required provisions for doubtful accounts would be recorded in general and administrative expense. Based on management’s analysis of its outstanding accounts receivable, the Company concluded no allowance was necessary at December 31, 2010 and 2009.

SCIQUEST, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

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

Goodwill

Goodwill represents the excess of the cost of an acquired entity over the net fair value of the identifiable assets acquired and liabilities assumed. The Company reviews the carrying value of goodwill at least annually to assess impairment since it is not amortized. Additionally, the Company would also review the carrying value of goodwill whenever events or changes in circumstances indicated that its carrying amount may not be recoverable. The Company has concluded that it has one reporting unit for purposes of its annual goodwill impairment testing. To assess goodwill impairment, the first step is to identify if a potential impairment exists by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to have a potential impairment and the second step of the impairment test is not necessary. The Company performed its annual assessment on December 31, 2010. The estimated fair value of the Company’s reporting unit exceeded its carrying amount, including goodwill, and as such, no potential goodwill impairment was recorded.

Long-Lived Assets

The Company evaluates the recoverability of its property and equipment and other long-lived assets, including acquired technology and customer relationships, when events change or circumstances indicate the carrying amount may not be recoverable. If such events or changes in circumstances are

SCIQUEST, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

present, the undiscounted cash flow method is used to determine whether the asset is impaired. An impairment loss is recognized when, and to the extent, the net book value of such assets exceeds the fair value of the assets or the business to which the assets relate. Cash flows would include the estimated terminal value of the asset and exclude any interest charges. The discount rate utilized would be based on the Company’s best estimate of the related risks and return at the time the impairment assessment is made. As discussed in Note 5, the Company recorded an impairment charge for leasehold improvements of $140 during 2009 in connection with a lease renegotiation. There were no other impairments of its long-lived assets during the years ended December 31, 2010 and 2009.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of costs, including salaries and sales commissions, of all personnel involved in the sales process. Sales and marketing expenses also include costs of advertising, trade shows, certain indirect costs and allocated fixed asset depreciation and facilities costs. Advertising costs are expensed as incurred. Advertising expenses totaled approximately $635, $433 and $524 for the years ended December 31, 2010, 2009 and 2008, respectively.

Stock-Based Compensation

Stock-based payments to employees, including grants of employee stock options, are recognized in the statement of operations based on their fair values. Stock-based compensation costs are measured at the grant date based on the fair value of the award and are recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.

Stock-based compensation costs are based on the fair value of the underlying option calculated using the Black-Scholes option-pricing model on the date of grant for stock options. Determining the appropriate fair value model and related assumptions requires judgment, including estimating stock price volatility, forfeiture rates and expected term. The expected volatility rates are estimated based on the actual volatility of comparable public companies over the expected term. The expected term for the years ended December 31, 2010, 2009 and 2008 represents the average time that options that vest are expected to be outstanding based on the mid-point between the vesting date and the end of the contractual term of the award. The Company has not paid dividends and does not anticipate paying a cash dividend in the foreseeable future and, accordingly, uses an expected dividend yield of zero. The risk-free interest rate is based on the rate of U.S. Treasury securities with maturities consistent with the estimated expected term of the awards.

Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Outstanding unvested restricted stock purchased by employees is subject to repurchase by the Company and therefore is not included in the calculation of the weighted-average shares outstanding until vested. Diluted net income (loss) per share is computed giving effect to all potentially dilutive common stock, including options and restricted stock. The dilutive effect of outstanding awards is reflected in diluted earnings per share by application of the treasury stock method.

SCIQUEST, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

The following summarizes the calculation of basic and diluted net income (loss) attributable to common stockholders per share:

	Year Ended December 31,
	2010	2009	2008

Basic:
Net income	$1,743	$19,429	$1,117
Less: Dividends on redeemable preferred stock	2,079	2,595	2,395

Net (loss) income attributable to common stockholders	(336)	16,834	(1,278)
Weighted average common shares, basic	15,754,002	14,061,007	13,799,768
Basic net (loss) income attributable to common stockholders per share	$(0.02)	$1.20	$(0.09)

Diluted:
Net (loss) income attributable to common stockholders	$(336)	$16,834	$(1,278)
Weighted average common shares, basic	15,754,002	14,061,007	13,799,768
Dilutive effect of:
Options to purchase common stock	—	172,662	—
Warrants to purchase common stock	—	213,054	—
Nonvested shares of restricted stock	—	3,431	—

Weighted average common shares, diluted	15,754,002	14,450,154	13,799,768

Diluted net (loss) income attributable to common stockholders per share	$(0.02)	$1.16	$(0.09)

The treasury effect of the following equity instruments has been excluded from diluted net (loss) income per common share as its effect would be anti-dilutive:

	Year Ended December 31,
	2010	2009	2008

Nonvested restricted stock	—	39,191	228,087
Common stock options	111,000	5,125	296,882
Common stock warrants	—	—	221,680

Total	111,000	44,316	746,649

Segment Data

The Company manages its operations on a consolidated basis for purposes of assessing performance and making operating decisions. Accordingly, the Company has determined that it has a single operating and reporting segment.

Income Taxes

Deferred income taxes are provided using tax rates enacted for periods of expected reversal on all temporary differences. Temporary differences relate to differences between the book and tax basis of assets and liabilities, principally intangible assets, property and equipment, deferred subscription revenues, pension assets, accruals and stock-based compensation. Valuation allowances are established to reduce deferred tax assets to the amount that will more likely than not be realized. To

SCIQUEST, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

the extent that a determination is made to establish or adjust a valuation allowance, the expense or benefit is recorded in the period in which the determination is made.

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

On January 1, 2007, the Company adopted new guidance which prescribed a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This guidance also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax positions as a component of income tax expense. The Company’s adoption of this new guidance did not have a material effect on its financial position or results of operations.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board, or FASB, issued The FASB Accounting Standards Codification, or Codification, which is the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification is non-authoritative. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification did not change or alter existing GAAP and, therefore, did not have an impact on our financial position, results of operations or cash flows.

In October 2009, the FASB’s Emerging Issues Task Force revised its guidance on revenue recognition for multiple-deliverable revenue arrangements. The amendments in this update will, in certain circumstances, enable companies to separately account for multiple revenue-generating activities (deliverables) that they perform for their customers. Existing U.S. GAAP requires a company to use vendor-specific objective evidence (VSOE) or third-party evidence of selling price to separate deliverables in a multiple-deliverable arrangement. The update will allow the use of an estimated selling price if neither VSOE, nor third-party evidence is available. The update will require additional disclosures of information about an entity’s multiple-deliverable arrangements. The requirements of the update may be applied prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, although early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its financial position, results of operations or cash flows.

SCIQUEST, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

3.	Cash Equivalents and Short-Term Investments

The components of cash equivalents and short-term investments at December 31, 2010 are as follows:

		Unrealized		Fair Market
	Cost	Gains	Losses	Value

Cash Equivalents	$8,755	—	—	$8,755
Short-term investments	20,000	—	—	20,000

Total	$28,755	—	—	$28,755

The components of cash equivalents and short-term investments at December 31, 2009 are as follows:

		Unrealized		Fair Market
	Cost	Gains	Losses	Value

Cash Equivalents	$16,776	—	—	$16,776
Short-term investments	—	—	—	—

Total	$16,776	—	—	$16,776

As of December 31, 2009, the Company had outstanding warrants to purchase a 15% equity interest in an unaffiliated private company for an aggregate consideration of one cent at any time until December 31, 2024. Due to the lack of quoted prices from an active market for these or similar equity instruments of the investee, the Company carried this investment at its cost basis of zero in the accompanying balance sheet. During 2010, the outstanding warrants were purchased back by the unaffiliated company for a total cash consideration of $1,700, which is recorded within other income in the accompanying statement of operations.

4.	Fair Value Measurements

Under U.S. GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., “the exit price”) in an orderly transaction between market participants at the measurement date. U.S. GAAP also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are obtained from independent sources and can be validated by a third party, whereas unobservable inputs reflect assumptions regarding what a third party would use in pricing an asset or liability. The fair value hierarchy is broken down into three levels based on the reliability of inputs as follows:

•	Level 1 — Valuations based on quoted prices in active markets for identical instruments that the Company is able to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

•	Level 2 — Valuations based on quoted prices in active markets for instruments that are similar, or quoted prices in markets that are not active for identical or similar instruments, and model-derived valuations in which all significant input and significant value drivers are observable in active markets.

•	Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

SCIQUEST, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

The financial assets for which the Company performs recurring fair value remeasurements are cash equivalents and short-term investments.

As of December 31, 2010, the Company had cash equivalents and short-term investments of $8,755 and $20,000, respectively, which consist of money market accounts and variable rate demand notes that are invested in corporate and municipal bonds. These variable rate demand notes have final maturities between 2020 and 2034, but are puttable by the Company at any time with seven days notice. Principal and interest invested in these notes are fully covered by a letter of credit. As of December 31, 2009, the Company had cash equivalents of $16,776, which consist of money market accounts. These cash equivalents and short-term investments are classified within Level 1 of the fair value hierarchy since they are valued using quoted market prices. As of December 31, 2010 and 2009, the Company did not have any financial assets or liabilities with observable inputs not quoted on active markets (Level 2), or without observable market values that would require a high level of judgment to determine fair value (Level 3).

The fair value measurements of the Company’s financial assets at December 31, 2010 are as follows:

	Total	Level 1	Level 2	Level 3

Cash equivalents	$8,755	$8,755	—	—
Short-term investments	20,000	20,000	—	—

Total	$28,755	$28,755	—	—

5.	Property and Equipment

Property and equipment consist of the following as of December 31, 2010 and 2009:

	As of December 31,
	2010	2009

Furniture and equipment	$605	$579
Computer software and equipment	4,821	3,483
Leasehold improvements	251	231

Total costs	5,677	4,293
Less accumulated depreciation and amortization	(3,684)	(2,986)

Property and equipment, net	$1,993	$1,307

Depreciation expense related to property and equipment (excluding capitalized internal-use software) for the years ended December 31, 2010, 2009 and 2008 was $551, $644 and $594, respectively. The Company disposed of fully-depreciated computer software and equipment with a cost of $231 during the year ended December 31, 2009.

During 2009, the Company renegotiated a lease, which reduced the total leased office space at that property. Accordingly, the Company wrote-off leasehold improvements with an original cost of $389 and accumulated amortization of $249. The Company recognized a loss in the accompanying statements of operations of $140 during the year ended December 31, 2009 related to the disposal of these leasehold improvements.

Computer software and equipment includes capitalized software development costs incurred during development of the Company’s on-demand solution. The Company capitalized software development costs of $648 and $220 during the years ended December 31, 2010 and 2009, respectively. Net capitalized software development costs totaled $740 and $333 as of December 31, 2010 and 2009, respectively.

SCIQUEST, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

Amortization expense for the years ended December 31, 2010, 2009 and 2008 related to capitalized software development costs was $241, $167 and $154, respectively, which is classified within cost of revenues in the accompanying statements of operations.

6.	Goodwill and Other Intangible Assets

The Company acquired goodwill and certain identifiable intangible assets as part of the going private transaction in July 2004. A summary of intangible assets as of December 31, 2010 and 2009 follows:

	December 31, 2010			December 31, 2009
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Goodwill	$6,765	$—	$6,765	$6,765	$—	$6,765
Acquired technology	8,100	(8,100)	—	8,100	(8,100)	—
Customer relationships	5,200	(4,591)	609	5,200	(4,290)	910
Trademarks	430	—	430	430	—	430

Total	$20,495	$(12,691)	$7,804	$20,495	$(12,390)	$8,105

The customer relationships asset is being amortized over a ten-year estimated life in a pattern consistent with which the economic benefit is expected to be realized. Related amortization expense was $301, $403 and $537 for the years ended December 31, 2010, 2009 and 2008, respectively.

The Company estimates the following amortization expense related to its customer relationships for the years ended December 31:

2011	$225
2012	167
2013	125
2014	92

$609

7.	Accrued Liabilities

Current accrued liabilities are comprised of the following as of December 31, 2010 and 2009:

	As of December 31,
	2010	2009

Accrued compensation	$3,502	$2,321
Accrued consulting and professional services	30	96
Accrued rent	204	239
Other	464	324

Total	$4,200	$2,980

8.	Debt

On October 30, 2008, the Company entered into a credit agreement with a bank which provides for borrowings of up to $2,500, of which $350 was outstanding as of December 31, 2009. Interest accrued on

SCIQUEST, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

the unpaid principal balance at the LIBOR Market Index Rate plus 1.5%. As of December 31, 2009, the interest rate was 1.7%. In accordance with the terms of the agreement, the Company maintained a restricted cash balance in the amount equal to the outstanding credit balance. During 2010, the Company fully repaid the outstanding balance under its line of credit of $350, plus accrued interest, and closed the credit agreement. In accordance with the terms of the credit agreement, the restricted cash balance became unrestricted upon the repayment and closing of the credit agreement.

9.	Redeemable Preferred Stock

Authorized Shares — As of December 31, 2009, the Company was authorized to issue up to 500,000 shares of $0.001 par value redeemable preferred stock. On September 20, 2010, the Company filed an amended and restated certificate of incorporation that increased the number of authorized shares of $0.001 par value preferred stock to 5,000,000, of which 222,073 shares are designated as Series A redeemable preferred stock. As discussed in Note 1, $36,151 of the net proceeds from the initial public offering were used to redeem all outstanding shares of Series A redeemable preferred stock.

Issuance of Stock — As of December 31, 2010 and 2009, the Company had outstanding zero and 222,073 shares of $0.001 par value redeemable preferred stock, respectively. All of the shares were issued at a price of $100 per share.

Rank — The Board of Directors is empowered to authorize classes of preferred stock and their related rights and preferences. The preferred stock ranks senior to all common stock with respect to dividend rights and rights on liquidation or dissolution.

Dividends — Holders of Series A redeemable preferred stock shall be entitled to receive, when, as and if declared by the Board of Directors, dividends at the rate per share of 8% of the accreted value per annum, calculated on a fiscal quarter basis at a rate of 2%. The accreted value is defined as $100 per share plus the cumulative calculated dividends, resulting in a quarterly compounding effect on previously accrued dividends. The accreted value of the Series A redeemable preferred stock dividends is recorded on a quarterly basis as an increase to the preferred stock value and a decrease to additional paid-in capital. Due to the absence of retained earnings, in circumstances where the additional paid-in capital balance is reduced to zero, remaining accretion amounts are applied to accumulated deficit. As of December 31, 2010 and 2009, cumulative accrued dividends on the Company’s Series A redeemable preferred stock totaled zero and $11,864, respectively.

Liquidation — Upon any liquidation (including a merger event), the holders of redeemable preferred stock shall be entitled to receive for each outstanding share an amount in cash equal to the accreted value, including calculated and unpaid cumulative dividends. Beyond the accreted value, the holders of redeemable preferred stock are not entitled to any distribution in liquidation or dissolution. If sufficient legally available funds were not available for distribution, the payments would be distributed ratably among the holders of the redeemable preferred stock.

Redemption — The redeemable preferred shares are only redeemable at the option of the Company at a price equal to the issuance price plus cumulative preferred dividends. No portion of the redeemable preferred stock may be redeemed unless the full cumulative dividends (whether or not declared) on all outstanding shares of redeemable preferred stock shall have been paid or contemporaneously are declared and paid or set apart for payment for all dividend periods terminating on or prior to the applicable redemption date, unless the redemption of the shares are being calculated on a pro rata basis due to the insufficiency of legally available funds.

SCIQUEST, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

Voting — Holders of shares of redeemable preferred stock are not entitled to any voting rights, except in actions proposed by the Company that would adversely affect the preferences, rights or powers of the redeemable preferred stock including the creation of classes of stock with superior rights to the preferred and the payment of a dividend or distribution on or redemption of shares of equal or fewer rights or powers, i.e., other preferred or common classes of stock.

The following summarizes preferred stock carrying amount and activity for the years ended December 31, 2010 and 2009:

		Number of
		Redeemable
	Redeemable Preferred	Preferred Shares
	Stock	Outstanding

Balance as of December 31, 2008	$31,477	222,073
Dividends accrued on redeemable preferred stock	2,595	—

Balance as of December 31, 2009	34,072	222,073
Dividends accrued on redeemable preferred stock	2,079	—
Redemption of preferred stock	(36,151)	(222,073)

Balance as of December 31, 2010	$—	—

10.	Stockholders’ Equity (Deficit)

Reverse Stock Split

On September 20, 2010, the Company filed an amended and restated certificate of incorporation that (1) effected a one-for-two reverse split of all the outstanding shares of common stock, (2) increased the number of shares of authorized common stock to 50,000,000 and (3) increased the number of shares of authorized preferred stock to 5,000,000. All issued and outstanding common stock and per share amounts contained in the financial statements have been retroactively adjusted to reflect this reverse stock split for all periods presented.

Stock Incentive Plan

The Company adopted a stock incentive plan (the Plan) on August 27, 2004. The Plan, as amended, allows the Company to grant up to 4,307,736 common stock options, stock appreciation rights (SARs) and restricted stock awards to employees, board members and others who contribute materially to the success of the Company. The Company’s Board of Directors approves the terms of stock options granted. Individual option grants generally become exercisable ratably over a period of four years from the grant date. The contractual term of the options is approximately ten years from the date of grant.

The Company recognizes compensation expense associated with restricted stock and common stock options based on the grant-date fair value of the award on a straight-line basis over the requisite service period of the individual grantees, which generally equals the vesting period.

Restricted Stock

As part of the Plan, the Company has issued restricted shares of its common stock to certain employees. Upon employee termination, the Company has the option to repurchase the shares. The repurchase price is the original purchase price plus interest for unvested restricted shares and the current fair value (as determined by the Board of Directors prior to September 24, 2010, and subsequently as

SCIQUEST, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

determined by the closing price of the Company’s shares of common stock on the NASDAQ Global Market on the date of termination) for vested restricted shares. The shares generally vest ratably over two to four years. As of December 31, 2010 and 2009, there were 2,032,286 and 2,248,240 shares of vested and unvested restricted stock outstanding, respectively.

The following summarizes the activity of nonvested shares of restricted stock for the years ended December 31, 2010 and 2009:

		Weighted-
		Average Grant
	Number of Shares	Date Fair Value

Nonvested as of December 31, 2008	222,691	$1.04
Issued	159,024	1.70
Vested	(204,338)	1.06
Repurchased	(396)	0.94

Nonvested as of December 31, 2009	176,981	1.62

Issued	95,861	1.58
Vested	(98,554)	1.50

Nonvested as of December 31, 2010	174,288	$1.66

The total unrecognized compensation cost related to nonvested shares of restricted stock is approximately $291 at December 31, 2010. This amount is expected to be recognized over a weighted-average period of 2.3 years.

In conjunction with the issuance of these restricted shares, subscription note agreements were executed for certain employees. The notes are payable in four annual payments due January 1 of each calendar year and bear interest at 6%. As of December 31, 2010 and 2009, the balance outstanding for these subscription note agreements was $15 and $769, respectively. Although the outstanding balance was not modified, the payment terms for all outstanding notes receivable issued during the year ended December 31, 2008 were amended during January 2009 such that the notes become due at the earlier of a change in control, as defined by the Plan, or five years from the modification date. The outstanding notes receivable as of December 31, 2010 and 2009 are presented as a separate component of stockholders’ equity in the accompanying balance sheets.

The Company accounts for restricted shares granted prior to the adoption of the fair value method as variable awards, and accordingly, remeasures the compensation expense for the unvested shares each period as of the balance sheet date, based on changes in the fair value of these awards. The Company recognized stock-based compensation of $0, $11 and $83 during the years ended December 31, 2010, 2009 and 2008, respectively, related to such awards.

Restricted stock awards granted after December 31, 2005 are recognized in the statement of operations based on their fair values. As a result of the notes receivable being deemed nonrecourse for accounting purposes and other contractual provisions in the agreements, the related restricted stock grants are considered stock options for accounting purposes. Stock-based compensation expense of $148, $214 and $147 was recorded during the years ended December 31, 2010, 2009 and 2008, respectively, in connection with these restricted stock awards.

On March 20, 2010, the Board of Directors authorized the forgiveness of the outstanding balance of the subscription note agreements issued by certain employees in connection with their previous purchases of the Company’s restricted stock. A total of $1,016 was forgiven, which included the outstanding principal note amount plus accrued but unpaid interest. The Company accounted for the forgiveness of the

SCIQUEST, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

outstanding note balance as a modification of a stock option for accounting purposes. Accordingly, the Company measured incremental compensation expense of $746 in connection with this modification. Incremental compensation expense of $518 related to the vested shares of restricted stock was recognized immediately at the date of modification. Incremental compensation expense of $228 related to the unvested shares will be recognized as additional compensation expense over the remaining vesting period. During the year ended December 31, 2010, the Company recognized compensation expense of $584 related to this modification.

During the years ended December 31, 2010 and 2009, the Company repurchased 143,543 and 7,802 shares of vested and unvested restricted stock for $273 and $15, respectively, in connection with the termination of one employee in each of the years.

Stock Options

The Company also issues common stock options under the terms of the Plan. The following summarizes stock option activity for the year ended December 31, 2010:

				Weighted-	Aggregate
				Average	Intrinsic Value
			Weighted-	Remaining	as of
	Number of Options	Range of Exercise	Average	Contractual	December 31,
	Outstanding	Prices	Exercise Price	Term (In Years)	2010

Balance as of December 31, 2009	443,603	$0.08 - $3.16	$1.26	7.5	$3,067
Options granted	340,599	$2.26 - $13.38	$4.68
Options exercised	(17,241)	$0.08 - $2.26	$1.72
Options canceled	(33,310)	$0.08 - $8.18	$3.02

Balance as of December 31, 2010	733,651	$0.08 - $13.38	$2.76	7.7	$7,515
Vested and expected to vest at December 31, 2010	659,327	$0.08 - $13.38	$2.61	7.6	$6,858

Exercisable as of December 31, 2010	362,004	$0.08 - $8.18	$1.32	6.6	$4,230

In March 2009, the Company approved a common stock option re-pricing program whereby 87,811 of the Company’s outstanding stock option awards granted during the year ended December 31, 2008 were repriced. Under this program, qualifying options with an original exercise price, ranging from $2.60 to $3.16 per share, were cancelled and reissued with an exercise price equal to the then-current estimated fair value of the Company’s common stock, $2.04 per share. The incremental fair value resulting from the modification of unvested awards is being recognized as expense on a straight-line basis over the remaining requisite service period, which is the vesting period. The incremental fair value resulting from the modification of the vested awards was recognized as expense at the modification date. The incremental compensation expense of approximately $4 recognized in connection with this stock option modification was not material to the Company’s financial statements. The modified options are included as cancellations and grants in the above table for the year ended December 31, 2009.

The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying awards and the estimated fair value of the Company’s common stock at December 31, 2010 multiplied by the number of shares that would have been received by the option holders had all option holders exercised their options on December 31, 2010. The aggregate intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was $127, $24 and $47, respectively.

The total unrecognized compensation cost related to outstanding stock options is $1,196 at December 31, 2010. This amount is expected to be recognized over a weighted-average period of 3.1 years.

SCIQUEST, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

The following table summarizes information about stock options outstanding and exercisable at December 31, 2010:

				Options Exercisable at
	Options Outstanding at December 31, 2010			December 31, 2010
		Weighted-Average
		Remaining	Weighted-		Weighted-
Range of		Contractual Life	Average		Average
Exercise Price	Number	(Yrs.)	Exercise Price	Number	Exercise Price

$0.08 – $0.14	170,540	4.8	$0.10	167,245	$0.10
$1.90 – $2.04	227,965	7.8	2.03	128,342	2.04
$2.60 – $3.16	224,146	9.0	2.27	57,980	2.29
$8.18 – $13.38	111,000	9.5	9.38	8,437	8.18

Total	733,651	7.7	$2.76	362,004	$1.32

The fair value of common stock options for employees and non-employees is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:

	2010	2009	2008

Estimated dividend yield	0%	0%	0%
Expected stock price volatility	100.00%	100.00%	100.00%
Weighted-average risk-free interest rate	1.3% - 3.0%	1.9% - 2.8%	2.6% - 3.6%
Expected life of options (in years)	6.25	6.25	6.25

Stock-based compensation expense of $356, $140 and $56 was recorded during the years ended December 31, 2010, 2009 and 2008, respectively, related to the Company’s outstanding stock options. The weighted average grant date fair value per share for stock options granted in 2010, 2009 and 2008 was $3.76, $0.91 and $1.12, respectively.

During the year ended December 31, 2008, the Company issued 12,500 shares of unrestricted common stock as employee compensation and recognized the estimated fair value of $40 as stock-based compensation expense during the period.

Warrants

As of December 31, 2010 and 2009, the Company had warrants outstanding representing 26,080 and 221,680 shares of common stock, respectively, with all of the warrants being exercisable as of December 31, 2010 and 2009 to purchase the Company’s common stock at $0.08 per share. These warrants expire during 2011. All warrants were issued in conjunction with prior credit agreements that have since terminated and the fair value of the warrants was recorded as a financing cost and amortized to interest expense over the term of the related debt.

Charitable Donation

On September 23, 2010, the Company made a contribution of 25,000 shares of its outstanding common stock as a charitable donation to an unrelated charitable foundation to fund a charitable trust established by the Company. The Company recognized $238 as general and administrative expense during the year

SCIQUEST, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

ended December 31, 2010 related to this donation, which was calculated using the Company’s public offering price of $9.50 per share.

11.	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The following are the components of income tax (expense) benefit:

	2010	2009	2008

Current
Federal	$(102)	$21	$9
State	(95)	—	—

	(197)	21	9

Deferred
Federal	(905)	12,535	—
State	(12)	4,265	—

	(917)	16,800	—

Income tax (expense) benefit	$(1,114)	$16,821	$9

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2010 and 2009 are as follows:

	2010	2009

Deferred tax assets:
Net operating loss carryforwards	$71,626	$73,587
Research and development tax credits	1,415	1,344
Compensation accruals	207	177
Deferred revenues	3,822	2,785
Depreciation and amortization	—	25
Other credits	177	74
Other	174	4

Total gross deferred tax assets	77,421	77,996
Less: valuation allowance for deferred tax assets	(60,550)	(60,550)

Net deferred tax assets	16,871	17,446
Deferred tax liabilities:
Depreciation and amortization	250	—
Customer contracts	235	351
Trade names	166	166
Stock compensation	52	—
Capitalized software costs	286	129

Total deferred tax liabilities	989	646

Net deferred tax assets	$15,882	$16,800

The Company routinely assesses the likelihood that it will be able to realize its deferred tax assets. The Company considers all available positive and negative evidence in assessing the need for a valuation allowance. At December 31, 2009, the Company determined that it was more likely than not that it would

SCIQUEST, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

be able to realize certain of its deferred tax assets primarily as a result of expected future taxable income. Accordingly, the Company reversed approximately $16,800 of its valuation allowance.

At December 31, 2009, unrecognized tax benefits of $368, net of federal tax benefits, would have increased the Company’s deferred tax assets with a corresponding increase to the valuation allowance if recognized. During 2010, the Company recognized an increase in unrecognized benefits of $70. As a result, the total amount of unrecognized tax benefits as of December 31, 2010 is $438. Of the $438 total unrecognized tax benefits, $438 represents tax positions that, if recognized, would impact the effective tax rate. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

The following is a tabular reconciliation of the Company’s change in uncertain tax positions:

	2010	2009	2008

Beginning balance	$368	$—	$—
Increases related to prior year tax positions	70	368	—

Ending balance	$438	$368	$—

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax positions as a component of income tax expense. As of December 31, 2010 and 2009, the Company did not have any accrued interest or penalties associated with any unrecognized tax positions, and there were no such interest or penalties recognized during the years ended December 31, 2010, 2009 or 2008. The Company’s open tax years that are subject to federal examination are 2007 through 2009. All prior years with applicable net operating losses will remain open to the extent of the amount of the net operating loss. The Company’s open tax years that are subject to examination by the state taxing authorities are 2006 through 2009.

As of December 31, 2010, the Company has federal and state net operating loss carryforwards of approximately $194,048 and $122,286, respectively, which will begin to expire in 2014 for federal tax purposes and began to expire in 2009 for state tax purposes. The Tax Reform Act of 1986 contains provisions that limit the ability of the Company to utilize $169,977 of net federal operating loss carryforwards and tax credit carryovers due to significant changes in ownership in prior years. These limitations will significantly impact the amount of net operating loss and tax credit carryovers available to offset future taxable income. The Company believes that federal net operating loss carryforwards originating prior to July 28, 2004 will be available for future utilization to the extent of future income in the amount of $24,071 as of December 31, 2010.

Income taxes computed at the statutory federal income tax rate of 34% are reconciled to the provision (benefit) for income taxes for the years ended December 31:

	Year Ended December 31,
	2010	2009	2008

US federal tax at statutory rate	34%	34%	34%
State taxes (net of federal benefit)	5%	4%	5%
Change in valuation allowance	0%	(695)%	(39)%
Other nondeductible (benefit) expenses	5%	7%	17%
Increase in credit carryforwards	(6)%	6%	(17)%
Other	1%	(1)%	(1)%

Income tax benefit	39%	(645)%	(1)%

SCIQUEST, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

12.	Commitments and Contingencies

Operating Leases

The Company leases office space and certain equipment under non-cancelable operating leases. The Company did not have any capital lease obligations as of December 31, 2010 or 2009. The Company is committed to a lease agreement for office space for its headquarters through January 2017 and is also committed to another lease through February 2016. Future minimum lease payments required under leases in effect as of December 31, 2010 are as follows:

Operating Leases

2011	$668
2012	1,015
2013	1,060
2014	907
2015	925
2016 and thereafter	1,070

Total future minimum lease payments	$5,645

Rent expense is calculated on a straight-line basis over the term of the lease. Rent expense recognized under operating leases totaled approximately $734, $886 and $717 for the years ended December 31, 2010, 2009 and 2008, respectively.

Management Bonuses Associated with Initial Public Offering

In 2005, the Company established an Exit Event Bonus Plan. Under the terms of the Exit Event Bonus Plan, upon the occurrence of an Exit Event, as defined, a cash bonus pool would become due and payable to the participants in the Exit Event Bonus Plan. Participation in the Exit Event Bonus Plan would be limited to those employees selected by the Board of Directors and awarded units thereunder.

On June 23, 2010, the Company’s Board of Directors terminated the Exit Event Bonus Plan and approved the payment of cash bonuses to the Company’s management upon an initial public offering, in lieu of issuing shares of the Company’s common stock under the plan. The total cash bonus was determined by the Company’s Board of Directors by calculating the aggregate initial value of the shares that would have been issued under the Exit Event Bonus Plan, based on an assumed initial public offering price of the Company’s common stock. During the year ended December 31, 2010, the Company recognized compensation expense of approximately $5,888 related to these cash bonuses, which is recorded in operating expenses in the accompanying statement of operations.

Legal Contingencies

On May 22, 2009, a company filed a patent infringement action in the United States District Court for the Eastern District of Virginia against SciQuest, Inc. and other, unrelated companies. On August 19, 2009, SciQuest, Inc. and the company entered into a settlement agreement in exchange for a one-time settlement payment. The settlement and related legal costs totaling $3,189 were recorded in operating expenses in the accompanying statement of operations for the year ended December 31, 2009.

In 2001, the Company was named as a defendant in several securities class action complaints filed in the United States District Court for the Southern District of New York originating from its December 1999

SCIQUEST, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

initial public offering. The complaints alleged, among other things, that the prospectus used in the Company’s initial public offering contained material misstatements or omissions regarding the underwriters’ allocation practices and compensation and that the underwriters manipulated the aftermarket for the Company’s stock. These complaints were consolidated along with similar complaints filed against over 300 other issuers in connection with their initial public offerings. After several years of litigation and appeals related to the sufficiency of the pleadings and class certification, the parties agreed to a settlement of the entire litigation, which was approved by the Court on October 5, 2009. Notices of appeal to the Court’s order have been filed by various appellants. The Company has not incurred significant costs to date in connection with its defense of these claims since this litigation is covered by its insurance policy. The Company believes it has sufficient coverage under its insurance policy to cover its obligations under the settlement agreement. Accordingly, the Company believes the ultimate resolution of these matters will not have an impact on its financial position and, therefore, it has not accrued a contingent liability as of December 31, 2010 or 2009 related to this litigation.

From time to time, the Company is subject to legal proceedings and claims that arise in the ordinary course of business. The Company records an accrual for a contingency when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company does not currently believe the resolution of these actions will have a material adverse effect upon the Company’s financial position, results of operations or cash flows.

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

13.	Employee Benefit Plan

The Company has established a defined contribution plan (the Contribution Plan) which qualifies under Section 401(k) of the Internal Revenue Code. All employees of the Company who have attained 21 years of age are eligible for participation in the Contribution Plan after one month of employment. Under the Contribution Plan, participating employees may defer up to the Internal Revenue Service annual contribution limit. The Company may elect to make contributions to the Contribution Plan at its discretion. During the years ended December 31, 2010, 2009 and 2008, the Company paid $291, $277 and $252, respectively, in discretionary contributions to the Contribution Plan.

SCIQUEST, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

14.	Subsequent Events

Acquisition

On January 1, 2011, the Company completed the acquisition of all of the issued and outstanding shares of capital stock of AECsoft USA, Inc. (AECsoft), a privately-owned Texas corporation and a leading provider of supplier management and sourcing technology. The acquisition of AECsoft adds comprehensive supplier management, sourcing and compliance reporting to the Company’s existing strategic procurement and supplier enablement solution.

The purchase price of approximately $13,300 consisted of $9,000 in cash and 350,568 shares of the Company’s common stock at a fair value of approximately $4,300. The issuance of 25,365 of these shares is subject to successful completion of certain performance targets under an earn-out arrangement with a former shareholder of AECsoft. Additionally, 299,838 shares of the Company’s common stock may be issued under an earn-out arrangement with the former shareholders of AECsoft, based on successful achievement of certain performance targets over the next three fiscal years and continued employment with the Company. The fair value of these shares will be recognized as compensation expense in the statement of operations over the requisite service period of the award.

The acquisition of AECsoft occurred subsequent to December 31, 2010. Accordingly, the results of operations of the acquired entity are not included in the statement of operations of SciQuest, Inc. for the year ended December 31, 2010. The Company is currently in the process of determining the initial accounting and purchase price allocation for this acquisition.

Warrants

On February 8, 2011, warrants representing 26,080 shares of the Company’s common stock were exercised at a purchase price of $0.08 per share. The warrant holders utilized a cashless exercise option, resulting in 25,928 shares of common stock issued.

15.	Quarterly Results of Operations (unaudited)

The following is a summary of the Company’s quarterly results of operations for the years ended December 31, 2010 and 2009:

	March 31,	June 30,	September 30,	December 31,
	2010	2010	2010	2010

Revenues	$10,126	$10,562	$10,771	$11,018
Gross profit	8,017	8,225	8,442	8,432
Net income (loss)	1,930	1,274	(2,465)	1,004
Net income (loss) attributable to common stockholders	1,259	581	(3,180)	1,004

Net income (loss) attributable to common stockholders per share:
Basic	$0.09	$0.04	$(0.22)	$0.05
Diluted	$0.09	$0.04	$(0.22)	$0.05

SCIQUEST, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009

Revenues	$8,595	$8,811	$9,049	$9,724
Gross profit	6,748	6,910	7,170	7,857
Net income (loss)	738	999	(1,321)	19,013
Net income (loss) attributable to common stockholders	117	359	(1,981)	18,339

Net income (loss) attributable to common stockholders per share:
Basic	$0.00	$0.03	$(0.14)	$1.30
Diluted	$0.00	$0.02	$(0.14)	$1.26