Form 10-Q
period 2011-03-31
SCIQUEST INC
filed 2011-05-11
CIK 1082526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 30, 2011, 22,063,312 shares of the registrant’s outstanding common stock, $0.001 par value per share, were outstanding.

SCIQUEST, INC.
FORM 10-Q
FOR THE QUARTER ENDED March 31, 2011

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS
SciQuest, Inc.
Consolidated Balance Sheets
(in thousands except share and per share amounts)

	As of	As of
	March 31,	December 31,
	2011	2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,519	$17,494
Short-term investments	21,790	20,000
Accounts receivable, net	5,799	6,400
Prepaid expenses and other current assets	1,229	1,297
Deferred tax asset	236	207

Total current assets	38,573	45,398
Property and equipment, net	2,342	1,993
Goodwill	15,719	6,765
Intangible assets, net	6,215	1,039
Deferred project costs	5,518	5,667
Deferred tax asset	14,410	15,675
Other	550	150

Total assets	$83,327	$76,687

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$90	$51
Accrued liabilities	3,508	4,200
Deferred revenues	29,280	28,305

Total current liabilities	32,878	32,556
Deferred revenues, less current portion	10,519	9,896

Commitments and contingencies

Stockholders’ Equity
Common stock, $0.001 par value; 50,000,000 shares authorized; 20,911,238 and 20,532,443 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	21	20
Additional paid-in capital	55,727	50,462
Notes receivable from stockholders	(10)	(15)
Accumulated deficit	(15,808)	(16,232)

Total stockholders’ equity	39,930	34,235

Total liabilities and stockholders’ equity	$83,327	$76,687

The accompanying notes are an integral part of the financial statements.

SciQuest, Inc.
Consolidated Statements of Operations
(in thousands except per share amounts)

	Three Months Ended March 31,
	2011	2010
	(unaudited)

Revenues	$12,524	$10,126
Cost of revenues	2,827	2,109

Gross profit	9,697	8,017

Operating expenses:
Research and development	2,753	2,037
Sales and marketing	3,784	3,138
General and administrative	2,116	1,380
Amortization of intangible assets	209	76

Total operating expenses	8,862	6,631

Income from operations	835	1,386
Other income (expense):
Interest income	23	7
Other income, net	13	1,680

Total other income, net	36	1,687

Income before income taxes	871	3,073
Income tax expense	(447)	(1,143)

Net income	424	1,930
Dividends on redeemable preferred stock	—	671

Net income attributable to common stockholders	$424	$1,259

Net income attributable to common stockholders per share:
Basic	$0.02	$0.09
Diluted	$0.02	$0.09
Weighted average shares outstanding used in computing per share amounts:
Basic	20,679	14,078
Diluted	21,334	14,648
The accompanying notes are an integral part of the financial statements.

SciQuest, Inc.
Consolidated Statement of Stockholders’ Equity
(unaudited)
(in thousands except share amounts)

						Total
	Common Stock		Additional Paid-In	Notes Receivable	Accumulated	Stockholders’
	Shares	Amount	Capital	from Stockholders	Deficit	Equity
Balance as of December 31, 2010	20,532,443	$20	$50,462	$(15)	$(16,232)	$34,235
Exercise of common stock options	27,664	1	24	—	—	25
Issuance of stock in connection with business acquisition	325,203	—	4,539	—	—	4,539
Exercise of warrants	25,928	—	—	—	—	—
Payments on notes receivable from stockholders	—	—	—	5	—	5
Stock-based compensation	—	—	702	—	—	702
Net income	—	—	—	—	424	424

Balance as of March 31, 2011	20,911,238	$21	$55,727	$(10)	$(15,808)	$39,930

The accompanying notes are an integral part of the financial statements.

SciQuest, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2011	2010
	(unaudited)
Cash flows from operating activities
Net income	$424	$1,930
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	491	262
Gain on sale of investment	—	(1,700)
Stock-based compensation expense	702	608
Deferred taxes	539	1,085
Changes in operating assets and liabilities, net of the effects of the acquisition:
Accounts receivable	1,432	1,993
Prepaid expenses and other current assets	242	207
Deferred project costs and other assets	(117)	(540)
Accounts payable	39	216
Accrued liabilities and other	(1,216)	(559)
Deferred revenues	(764)	(3,134)

Net cash provided by operating activities	1,772	368
Cash flows from investing activities
Business acquisition, net of cash acquired	(7,346)	—
Addition of capitalized software development costs	(195)	(202)
Purchase of property and equipment	(312)	(102)
Purchase of available-for-sale short-term investments	(1,790)	—
Proceeds from sale of investment	—	1,700
Restricted cash	—	350

Net cash (used in) provided by investing activities	(9,643)	1,746
Cash flows from financing activities
Public offering costs	(134)	—
Issuance of common and restricted stock	—	39
Repurchases of restricted stock	—	(273)
Repayment of notes payable	—	(350)
Collection of notes receivable from stockholders	5	4
Proceeds from exercise of common stock options	25	3

Net cash used in financing activities	(104)	(577)
Net (decrease) increase in cash and cash equivalents	(7,975)	1,537
Cash and cash equivalents at beginning of period	17,494	17,132

Cash and cash equivalents at end of period	$9,519	$18,669

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$2

Supplemental disclosure of non-cash flow information
Dividends on redeemable preferred stock	$—	$671

The accompanying notes are an integral part of the financial statements.

SciQuest, Inc.
Notes to Consolidated Financial Statements
(In thousands except share and per share amounts)
1. Description of Business
SciQuest, Inc. (the Company) provides an on-demand strategic procurement and supplier enablement solution that integrates customers with their suppliers to improve procurement of indirect goods and services, such as office supplies, laboratory supplies, furniture, MRO (maintenance, repair and operations) supplies and food and beverages. The Company’s on-demand software enables organizations to more efficiently source indirect goods and services, manage their spend and obtain the benefits of compliance with purchasing policies and negotiating power with suppliers. The Company’s on-demand strategic procurement software suite coupled with its managed supplier network forms the Company’s integrated solution, which is designed to achieve rapid and sustainable savings. The Company’s solution is designed to optimize tasks throughout the cycle of finding, procuring, receiving and paying for indirect goods and services, which can result in increased efficiency, reduced costs and increased insight into an organization’s buying patterns. The Company’s current primary target markets are higher education, life sciences, healthcare and state and local governments. The Company is headquartered in Cary, North Carolina.
2. Summary of Significant Accounting Policies
Basis of presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the fiscal year or any future period. The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010, which was filed with the Securities and Exchange Commission on March 9, 2011.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
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
Revenue Recognition
The Company primarily derives its revenues from subscription fees for its on-demand strategic procurement and supplier enablement software solution and associated implementation services. Revenue is generated from subscription agreements and related services permitting customers to access and utilize the Company’s hosted software. Customers may on occasion also purchase a perpetual license for certain software modules. Revenue is recognized when there is persuasive evidence of an arrangement, the service has been provided or delivered to the customer, the collection of the fee is probable and the amount of the fee to be paid by the customer is fixed or determinable. The Company’s arrangements do not contain general rights of return.
In October 2009, the FASB’s Emerging Issues Task Force amended the accounting standards for multiple-element revenue arrangements. The Company adopted this accounting guidance on January 1, 2011, for applicable arrangements entered into or materially modified after this date. The adoption of this guidance did not have a material impact on its financial position, results of operations, or cash flows.
The Company’s contractual agreements generally contain multiple service elements and deliverables. These elements include access to the hosted software, implementation services and, on a limited basis, perpetual licenses for certain software modules and related maintenance and support. The Company evaluates each element in a multiple element arrangement to determine whether it represents a separate unit of accounting. An element constitutes a separate unit of accounting when the delivered item has standalone value and delivery of the undelivered element is probable and within the Company’s control.

The Company allocates revenue to each element in an arrangement based on a selling price hierarchy. The selling price for a deliverable is based on vendor-specific objective evidence of selling price (“VSOE”), if available, third-party evidence of selling price (“TPE”), if VSOE is not available, or estimated selling price (“ESP”) if neither VSOE nor TPE is available. The Company allocates revenue among deliverables in an arrangement using the relative selling price method. Because the Company has neither VSOE nor TPE for its deliverables, the allocation of revenue has been based on ESPs.
The Company’s process for determining ESP for its deliverables considers multiple factors that may vary depending upon the facts and circumstances related to each deliverable. Key factors considered in developing ESPs related to deliverables include established pricing and approval policies, type and size of customer, number of products purchased, and historical transactions. The Company regularly reviews ESP and maintains internal controls over the establishment and updates of these estimates.
As implementation services do not have stand-alone value to the customer, licenses and related implementation services are considered a single unit of accounting. The consideration allocated to licenses and services is recognized ratably over the term of the subscription agreement, beginning with the later of the start date specified in the subscription agreement, or the date access to the software is provided to the customer, provided all other revenue recognition criteria have been met. Fees for professional services that are contingent upon future performance are recognized ratably over the remaining subscription term once the performance milestones have been met. The Company recognizes revenue from any professional services that are sold separately as the services are performed.
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
Deferred Project Costs
The Company capitalizes sales commission costs that are directly related to the execution of its subscription agreements. The commissions are deferred and amortized over the contractual term of the related subscription agreement. The deferred commission amounts are recoverable from the future revenue streams under the subscription agreements. The Company believes this is the appropriate method of accounting, as the commission costs are so closely related to the revenues from the subscription agreements that they should be recorded as an asset and charged to expense over the same period that the subscription revenues are recognized. Amortization of deferred commissions is included in sales and marketing expense in the accompanying consolidated statements of operations. The deferred commissions are reflected within deferred project costs in the accompanying consolidated balance sheets.
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
Short-Term Investments
Management determines the appropriate classification of investments at the time of purchase and evaluates such determination as of each balance sheet date. The Company’s investments were classified as available-for-sale securities and were stated at fair value at March 31, 2011 and December 31, 2010. Realized gains and losses are included in other income (expense) based on the specific identification method. There were no realized gains or losses for the three months ended March 31, 2011. Net unrealized gains and losses on available-for-sale securities are reported as a component of other comprehensive income (loss), net of tax. As of March 31, 2011 and December 31, 2010, there were no unrealized gains or losses on available-for-sale securities. The Company regularly monitors and evaluates the fair value of its investments to identify other-than-temporary declines in value. Management believes no such declines in value existed at March 31, 2011 or December 31, 2010.

Accounts Receivable
The Company assesses the need for an allowance for doubtful accounts based on estimates of probable credit losses. This assessment is based on several factors including aging of customer accounts, known customer specific risks, historical experience and existing economic conditions. The Company generally does not require collateral for receivable balances. Accounts would be charged against the allowance after all means of collection were exhausted and recovery was considered remote. Any required provisions for doubtful accounts would be recorded in general and administrative expense. Based on management’s analysis of its outstanding accounts receivable, the Company has recorded an allowance of $17 and $0 as of March 31, 2011 and December 31, 2010, respectively.
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
Stock-Based Compensation
Stock-based payments to employees, including grants of employee stock options, are recognized in the consolidated statement of operations based on their fair values. Stock-based compensation costs are measured at the grant date based on the fair value of the award and are recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.
Stock-based compensation costs are based on the fair value of the underlying option calculated using the Black-Scholes option-pricing model on the date of grant for stock options. Determining the appropriate fair value model and related assumptions requires judgment, including estimating stock price volatility, forfeiture rates and expected term. The expected volatility rates are estimated based on the actual volatility of comparable public companies over the expected term. The expected term for the three months ended March 31, 2011 and 2010, represents the average time that options that vest are expected to be outstanding based on the mid-point between the vesting date and the end of the contractual term of the award. The Company has not paid dividends and does not anticipate paying a cash dividend in the foreseeable future and, accordingly, uses an expected dividend yield of zero. The risk-free interest rate is based on the rate of U.S. Treasury securities with maturities consistent with the estimated expected term of the awards.
Segment Data
The Company manages its operations on a consolidated basis for purposes of assessing performance and making operating decisions. Accordingly, the Company has determined that it has a single reporting segment.

Income Per Share
Basic net income per share is computed by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Outstanding unvested restricted stock purchased by employees is subject to repurchase by the Company and therefore is not included in the calculation of the weighted-average shares outstanding until vested. Diluted net income per share is computed giving effect to all potentially dilutive common stock, including options and restricted stock. The dilutive effect of outstanding awards is reflected in diluted earnings per share by application of the treasury stock method.
The following summarizes the calculation of basic and diluted net income attributable to common stockholders per share:

	Three Months Ended March 31,
	2011	2010

Basic:
Net income	$424	$1,930
Less: Dividends on redeemable preferred stock	—	(671)

Net income attributable to common stockholders	$424	$1,259

Weighted average common shares, basic	20,679,416	14,077,821
Basic net income attributable to common stockholders per share	$0.02	$0.09

Diluted:
Net income attributable to common stockholders	$424	$1,259
Weighted average common shares, basic	20,679,416	14,077,821
Dilutive effect of:
Options to purchase common stock	507,445	302,179
Warrants to purchase common stock	—	218,283
Nonvested shares of restricted stock	147,107	49,741

Weighted average common shares, diluted	21,333,968	14,648,024

Diluted net income attributable to common stockholders per share	$0.02	$0.09

The treasury stock effect of 171,097 common stock options was not included in diluted net income per common share because their inclusion would have been anti-dilutive.
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
3. Business Combinations
On December 21, 2010, the Company entered into a Stock Purchase Agreement to acquire all of the issued and outstanding shares of capital stock of AECsoft USA, Inc., a Texas corporation, and AEC Global (Shanghai) Co., Ltd., a Chinese corporation (collectively, “AECsoft”), which together are a leading provider of supplier management and sourcing technology.
The Company completed the acquisition of AECsoft, USA, Inc. on January 1, 2011 and the acquisition of AEC Global (Shanghai) Co., Ltd. on March 31, 2011. The acquisition of AECsoft adds comprehensive supplier management, sourcing and compliance reporting to the Company’s existing strategic procurement and supplier enablement solutions.

The total purchase price of $13,795 consisted of $9,256 in cash and 350,568 shares of the Company’s common stock at a fair value of $4,539. The issuance of 25,365 of these shares, with an estimated fair value of $300, is subject to successful completion of certain performance targets under an earn-out arrangement with a former shareholder of AECsoft. Additionally, 299,838 shares of the Company’s common stock may be issued under an earn-out arrangement with the other former shareholders of AECsoft, upon the successful achievement of such performance targets over the next three fiscal years and continued employment with the Company. The fair value of these shares will be recognized as stock-based compensation expense in the consolidated statement of operations over the requisite service period of the award. During the three months ended March 31, 2011, the Company recognized stock-based compensation expense of $366 related to this earn-out arrangement.
The Company incurred acquisition costs of approximately $134 during the three months ended March 31, 2011, which are included in general and administrative expense in the consolidated statements of operations. The acquisition was accounted for under the purchase method of accounting. The operating results of AECsoft are included in the accompanying consolidated financial statements from the date of acquisition.
The purchase consideration consisted of the following:

Cash	$9,256
Fair value of common stock	4,539

Total purchase consideration	$13,795

Cash acquired	1,910

Net purchase consideration	$11,885

The purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. Acquired technology and the covenant not to compete are amortized on a straight-line basis. Acquired customer relationships are amortized over a ten-year estimated life in a pattern consistent with which the economic benefit is expected to be realized. The excess of the purchase price over the net tangible and identifiable intangible assets acquired was recorded as goodwill which is not deductible for tax purposes. This asset is attributed to a trained workforce and buyer-specific value resulting from synergies that are not included in the fair values of assets.
The allocation of the purchase price as of the acquisition date was as follows:

	Estimated	Estimated
	Useful Life	Fair Value

Accounts receivable		$831
Prepaid expenses and other current assets		174
Property and equipment		82
Deferred tax asset		1,414
Covenant not to compete	5 years	51
Acquired technology	7 years	1,176
Customer relationships	10 years	4,200
Goodwill		8,954
Accrued expenses		(524)
Deferred tax liability		(2,111)
Deferred revenues		(2,362)

Total purchase consideration		$11,885

The following unaudited proforma consolidated results of operations for the three months ended March 31, 2010 assumes that the AECsoft acquisition occurred at the beginning of each respective year. The unaudited pro forma information combines the historical results for the Company with the historical results for AECsoft for the same period. The following unaudited pro forma information is not intended to be indicative of future operating results.

For the Three
Months Ended
March 31, 2010
Pro forma revenue	$11,204

Pro forma net income	$1,626

Pro forma net income per share, basic	$0.11

Pro forma net income per share, diluted	$0.11

4. Cash Equivalents and Short-Term Investments
The components of cash equivalents and short-term investments at March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011		December 31, 2010
		Fair Market		Fair Market
	Cost	Value	Cost	Value
Cash Equivalents	$7,209	$7,209	$8,755	$8,755
Short-term investments	21,790	21,790	20,000	20,000

Total	$28,999	$28,999	$28,755	$28,755

There were no unrealized gains or losses as of March 31, 2011 or December 31, 2010.
5. Fair Value Measurements
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
As of March 31, 2011 and December 31, 2010, the Company had cash equivalents of $7,209 and $8,755, respectively, which consist of money market accounts. As of March 31, 2011 and December 31, 2010, the Company had short-term investments of $21,790 and $20,000, respectively, which consist of variable rate demand notes that are invested in corporate and municipal bonds. These variable rate demand notes have final maturities between 2020 and 2034, but are puttable by the Company at any time with seven days notice. These cash equivalents and short-term investments are classified within Level 1 of the fair value hierarchy since they are valued using quoted market prices. As of March 31, 2011 and December 31, 2010, the Company did not have any financial assets or liabilities with observable inputs not quoted on active markets (Level 2), or without observable market values that would require a high level of judgment to determine fair value (Level 3).
The fair value measurements of the Company’s financial assets at March 31, 2011 are as follows:

	Total	Level 1	Level 2	Level 3
Cash Equivalents	$7,209	$7,209	—	—
Short-term investments	21,790	21,790	—	—

Total	$28,999	$28,999	—	—

6. Property and Equipment
Property and equipment consist of the following as of March 31, 2011 and December 31, 2010:

	As of	As of
	March 31,	December 31,
	2011	2010

Furniture and equipment	$838	$605
Computer software and equipment	5,135	4,821
Leasehold improvements	293	251

Total costs	6,266	5,677
Less accumulated depreciation and amortization	(3,924)	(3,684)

Property and equipment, net	$2,342	$1,993

Depreciation expense related to property and equipment (excluding capitalized internal-use software) was $168 and $138 for the three months ended March 31, 2011 and 2010, respectively.
Computer software and equipment includes capitalized software development costs incurred during development of the Company’s on-demand solution. The Company capitalized software development costs of $195 and $202 during the three months ended March 31, 2011 and 2010, respectively. Net capitalized software development costs totaled $864 and $740 as of March 31, 2011 and December 31, 2010, respectively. Amortization expense for the three months ended March 31, 2011 and 2010 related to capitalized software development costs was $72 and $48, respectively, which is classified within cost of revenues in the accompanying consolidated statements of operations.
7. Goodwill and Other Intangible Assets
The Company acquired goodwill and certain identifiable intangible assets as part of the acquisition in January 2011 and the going private transaction in July 2004.
The changes in the carrying amount of goodwill for the three months ended March 31, 2011 were as follows:

Balance as of December 31, 2010	$6,765
Goodwill acquired	8,954

Balance as of March 31, 2011	$15,719

A summary of intangible assets as of March 31, 2011 and December 31, 2010 follows:

	March 31, 2011
	Weighted Average	Gross Carrying	Accumulated	Net Carrying
	Amortization Period	Amount	Amortization	Amount
Acquired technology	7 years	$9,276	$(8,142)	$1,134
Customer relationships	10 years	9,400	(4,798)	4,602
Covenant not to compete	5 years	51	(2)	49
Trademarks		430	—	430

Total		$19,157	$(12,942)	$6,215

	December 31, 2010
	Weighted Average	Gross Carrying	Accumulated	Net Carrying
	Amortization Period	Amount	Amortization	Amount
Acquired technology		$8,100	$(8,100)	$—
Customer relationships	10 years	5,200	(4,591)	609
Covenant not to compete		—	—	—
Trademarks		430	—	430

Total		$13,730	$(12,691)	$1,039

Amortization expense of intangible assets was $251 and $76 for the three months ended March 31, 2011 and 2010, respectively, of which $42 and $0 is recorded in cost of revenues in the accompanying consolidated statements of operations for the three months ended March 31, 2011 and 2010, respectively.
The Company estimates the following amortization expense related to its intangible assets for the years ended December 31:

2011 (remaining nine months)	$754
2012	978
2013	951
2014	798
2015	607
Thereafter	1,697

$5,785

8. Debt
On October 30, 2008, the Company entered into a credit agreement with a bank which provides for borrowings of up to $2,500. Interest accrued on the unpaid principal balance at the LIBOR Market Index Rate plus 1.5%. In accordance with the terms of the agreement, the Company maintained a restricted cash balance in the amount equal to the outstanding credit balance. In March 2010, the Company fully repaid the outstanding balance under its line of credit of $350, plus accrued interest, and closed the credit agreement. In accordance with the terms of the credit agreement, the restricted cash balance became unrestricted upon the repayment and closing of the credit agreement.
9. Stockholders’ Equity (Deficit)
Stock Incentive Plan
The Company adopted a stock incentive plan (the Plan) August 27, 2004. The Plan, as amended, allows the Company to grant up to 4,307,736 common stock options, stock appreciation rights (SARs) and restricted stock awards to employees, board members and others who contribute materially to the success of the Company. The Company’s Board of Directors approves the terms of stock options granted. Individual option grants generally become exercisable ratably over a period of four years from the grant date. The contractual term of the options is approximately ten years from the date of grant.
The Company recognizes compensation expense associated with restricted stock and common stock options based on the grant-date fair value of the award on a straight-line basis over the requisite service period of the individual grantees, which generally equals the vesting period.
Restricted Stock
As part of the Plan, the Company has issued restricted shares of its common stock to certain employees. Upon employee termination, the Company has the option to repurchase the shares. The repurchase price is the original purchase price plus interest for unvested restricted shares and the current fair value (as determined by the Board of Directors prior to September 24, 2010, and subsequently as determined by the closing price of the Company’s shares of common stock on the NASDAQ Global Market on the date of termination) for vested restricted shares. The shares generally vest ratably over four years. As of March 31, 2011 there were 2,031,286 shares of vested and unvested restricted stock outstanding.
The following summarizes the activity of nonvested shares of restricted stock for the three months ended March 31, 2011:

		Weighted-
		Average Grant
	Number of Shares	Date Fair Value
Nonvested as of December 31, 2010	174,288	$1.66
Issued	—	—
Vested	(21,753)	1.69

Nonvested as of March 31, 2011	152,535	$1.66

The total unrecognized compensation cost related to nonvested shares of restricted stock is approximately $254 at March 31, 2011. This amount is expected to be recognized over a weighted-average period of 2.0 years.
In conjunction with the issuance of these restricted shares, subscription note agreements were executed for certain employees. The notes are payable in four annual payments due January 1 of each calendar year and bear interest at 6%. As of March 31, 2011, the balance outstanding for these subscription note agreements was $10.
Restricted stock awards are recognized in the consolidated statement of operations based on their fair values. As a result of the notes receivable being deemed nonrecourse for accounting purposes and other contractual provisions in the agreements, the related restricted stock grants are considered stock options for accounting purposes. Stock-based compensation expense of $36 and $38 was recorded during the three months ended March 31, 2011 and 2010, respectively, in connection with these restricted stock awards.
On March 20, 2010, the Board of Directors authorized the forgiveness of the outstanding balance of the subscription note agreements issued by certain employees in connection with their previous purchases of the Company’s restricted stock. A total of $1,016 was forgiven, which included the outstanding principal note amount plus accrued but unpaid interest. The Company accounted for the forgiveness of the outstanding note balance as a modification of a stock option for accounting purposes. Accordingly, the Company measured incremental compensation expense of $746 in connection with this modification. Incremental compensation expense of $518 related to the vested shares of restricted stock was recognized immediately at the date of modification. Incremental compensation expense of $228 related to the unvested shares will be recognized as additional compensation expense over the remaining vesting period. During the three months ended March 31, 2011, the Company recognized compensation expense of $22 related to this modification.

Stock Options
The Company also issues common stock options under the terms of the Plan. The following summarizes stock option activity for the three months ended March 31, 2011:

			Weighted-	Aggregate
			Average	Intrinsic Value
		Weighted-	Remaining	as of
	Number of Options	Average	Contractual	March 31,
	Outstanding	Exercise Price	Term (In Years)	2011 (Unaudited)
Balance as of December 31, 2010	733,651	$2.76	7.7	$7,515

Options granted	418,524	$13.50
Options exercised	(27,664)	$0.88
Options canceled	(10,318)	$8.48

Balance as of March 31, 2011	1,114,193	$6.79	8.5	$8,617

Vested and expected to vest at March 31, 2011	967,525	$6.41	8.3	$8,317

Exercisable as of March 31, 2011	380,853	$1.95	6.8	$4,787

The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying awards and the estimated fair value of the Company’s common stock at March 31, 2011 multiplied by the number of shares that would have been received by the option holders had all option holders exercised their options on March 31, 2011. The aggregate intrinsic value of options exercised during the three months ended March 31, 2011 and 2010 was $347 and $2, respectively.
The total unrecognized compensation cost related to outstanding stock options is $5,162 at March 31, 2011. This amount is expected to be recognized over a weighted-average period of 3.6 years.
The following table summarizes information about stock options outstanding and exercisable at March 31, 2011:

				Options Exercisable at
	Options Outstanding at March 31, 2011			March 31, 2011
		Weighted-Average
		Remaining	Weighted-		Weighted-
Range of		Contractual Life	Average		Average
Exercise Price	Number	(Yrs.)	Exercise Price	Number	Exercise Price
$0.08 — $0.14	150,115	4.5	$0.10	149,113	$0.10
$0.14 — $1.90	15,540	7.8	1.50	9,351	1.23
$2.04 — $3.16	426,514	8.3	2.16	194,552	2.12
$8.18 — $12.91	102,000	9.2	9.21	13,591	8.18
$13.00 — $16.02	420,024	9.9	13.50	14,246	13.46

Total	1,114,193	7.7	$6.79	380,853	$1.95

The fair value of common stock options for employees and non-employees is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:

	Three Months Ended March 31,
	2011	2010
Estimated dividend yield	0%	0%
Expected stock price volatility	90.00%	100.00%
Weighted-average risk-free interest rate	2.4%	2.6%
Expected life of options (in years)	6.25	6.25
Stock-based compensation expense of $278 and $52 was recorded during the three months ended March 31, 2011 and 2010, respectively, related to the Company’s outstanding stock options. The weighted average grant date fair value per share for stock options granted in the three months ended March 31, 2011 and 2010 was $10.23 and $0.91, respectively.
As discussed in Note 3, the Company recognized stock-based compensation expense of $366 in the accompanying consolidated statement of operations for the three months ended March 31, 2011 related to the earn-out arrangement with certain former shareholders of AECsoft.

Warrants
As of March 31, 2011, there were no outstanding warrants. As of December 31, 2010, the Company had warrants outstanding representing 26,080 shares of common stock, with all of the warrants being exercisable as of December 31, 2010 to purchase the Company’s common stock at $0.08 per share. The fair value of each warrant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 3.47%; expected lives of five years; dividend yield of 0%; and volatility factor of 80%. All warrants were issued in conjunction with prior credit agreements that have since terminated and the fair value of the warrants was recorded as a financing cost and amortized to interest expense over the term of the related debt. In February 2011, the outstanding warrants were exercised at purchase price of $0.08 per share. The warrant holders utilized a cashless exercise option, resulting in 25,928 shares of common stock issued.
10. Income Taxes
The Company computes its provision for income taxes by applying the estimated annual effective tax rate, adjusted for any material items. The Company’s effective tax rate of 51.4% and 37.2% for the three months ended March 31, 2011 and 2010, respectively, was higher than the federal statutory rate of 34 percent primarily due to state income taxes and non-deductible expenses. For the three months ended March 31, 2011, non-deductible expenses included stock-based compensation, stock-based compensation associated with the the earn-out arrangement and amortization of acquired intangible assets.
11. Commitments and Contingencies
Legal Contingencies
In 2001, the Company was named as a defendant in several securities class action complaints filed in the United States District Court for the Southern District of New York originating from its December 1999 initial public offering. The complaints alleged, among other things, that the prospectus used in the Company’s initial public offering contained material misstatements or omissions regarding the underwriters’ allocation practices and compensation and that the underwriters manipulated the aftermarket for the Company’s stock. These complaints were consolidated along with similar complaints filed against over 300 other issuers in connection with their initial public offerings. After several years of litigation and appeals related to the sufficiency of the pleadings and class certification, the parties agreed to a settlement of the entire litigation, which was approved by the Court on October 5, 2009. Notices of appeal to the Court’s order have been filed by various appellants. The Company has not incurred significant costs to date in connection with its defense of these claims since this litigation is covered by its insurance policy. The Company believes it has sufficient coverage under its insurance policy to cover its obligations under the settlement agreement. Accordingly, the Company believes the ultimate resolution of these matters will not have an impact on its financial position and, therefore, it has not accrued a contingent liability as of March 31, 2011 or December 31, 2010 related to this litigation.
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
Warranties and Indemnification
The Company’s hosting service is typically warranted to perform in a manner consistent with general industry standards that are reasonably applicable under normal use and circumstances. The Company’s arrangements also include certain provisions for indemnifying customers against liabilities if its products or services infringe a third party’s intellectual property rights. The Company to date has not incurred costs to settle claims or pay awards under these indemnification obligations. The Company accounts for these indemnity obligations as contingencies and records a liability for these obligations when a loss is probable and reasonably estimable. To date, the Company has not incurred any material costs as a result of these indemnifications and has not accrued any liabilities related to the obligations in the accompanying consolidated financial statements.
The Company enters into service level agreements with its on-demand solution customers warranting certain levels of uptime reliability. To date, the Company has not incurred any material costs and has not accrued any liabilities related to such obligations.
12. Subsequent Event
Secondary Offering
On April 5, 2011, the Company completed a secondary public offering of 1,000,000 shares of common stock at an offering price of $14.25 per share. On April 13, 2011, the Company completed the additional sale of 150,000 shares of common stock at an offering price of $14.25 per share pursuant to the underwriters’ over-allotment option. The Company received net proceeds of approximately $14,954, after payment of underwriting discounts and commissions and estimated legal, accounting and other fees incurred in connection with the offering.

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
In the quarter ended March 31, 2011, we acquired all of the capital stock of AECsoft, which is a leading provider of supplier management and sourcing technology. AECsoft’s technology will be incorporated into our product offering as new Total Supplier Manager, Sourcing Director and Supplier Diversity Manager modules. AECsoft will also provide increased functionality for some of our preexisting modules. The purchase price consisted of approximately $9.3 million in cash and 350,568 shares of our common stock. The issuance of 25,365 of these shares is subject to successful completion of certain performance targets under an earn-out arrangement with a former shareholder of AECsoft. Additionally, 299,838 shares of our common stock may be issued under an earn-out arrangement with the other former shareholders of AECsoft, based on successful achievement of such performance targets over the next three fiscal years and continued employment with us. These shares will be recognized as stock-based compensation expense in the consolidated statement of operations over the requisite service period of the award. The performance targets relate to the amount of revenue we recognize from AECsoft’s products and services during each of 2011, 2012 and 2013. If the performance conditions are met in full, we will issue 121,951 shares of common stock on or about March 31, 2012, 121,951 shares of common stock on or about March 31, 2013 and 81,301 shares of common stock on or about March 31, 2014. The purchase price included $1.275 million in cash and 103,659 shares of common stock that have been deposited in escrow to satisfy potential indemnification claims.
Key Financial Terms and Metrics
We have several key financial terms and metrics. During the three months ended March 31, 2011, there were no changes in the definitions of our key financial terms and metrics, which are discussed in more detail under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Terms and Metrics” included in our annual report on Form 10-K for the year ended December 31, 2010, which was filed with the Securities and Exchange Commission on March 9, 2011.

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
During the three months ended March 31, 2011, there were no significant changes in our critical accounting policies or estimates. See Note 2 to our financial statements included elsewhere in this Quarterly Report on Form 10-Q and under the heading “Critical Accounting Policies” in our annual report on Form 10-K as filed with the Securities and Exchange Commission for additional information regarding our critical accounting policies, as well as a description of our other significant accounting policies.
Results of Operations
The following table sets forth, for the periods indicated, our results of operations:

	Three Months Ended March 31,
	2011	2010

Revenues	$12,524	$10,126
Cost of revenues (1) (2)	2,827	2,109

Gross profit	9,697	8,017

Operating expenses: (1)
Research and development	2,753	2,037
Sales and marketing	3,784	3,138
General and administrative	2,116	1,380
Amortization of intangible assets	209	76

Total operating expenses	8,862	6,631

Income from operations	835	1,386
Interest and other income, net	36	1,687

Income before income taxes	871	3,073
Income tax expense	(447)	(1,143)

Net income	$424	$1,930

(1)	Amounts include stock based compensation expense, as follows:

	Three Months Ended March 31,
	2011	2010
Cost of revenues	$47	$11
Research and development	242	153
Sales and marketing	266	97
General and administrative	147	347

	$702	$608

(2)	Cost of revenues includes amortization of capitalized software development costs of:

	Three Months Ended March 31,
	2011	2010
Amortization of capitalized software development costs	$72	$48
Amortization of acquired software	42	—

	$114	$48

The following table sets forth, for the periods indicated, our results of operations expressed as a percentage of revenues:

	Three Months Ended March 31,
	2011	2010

Revenues	100%	100%
Cost of revenues (1) (2)	23	21

Gross profit	77	79

Operating expenses: (1)
Research and development	22	20
Sales and marketing	30	31
General and administrative	17	14
Amortization of intangible assets	1	1

Total operating expenses	70	66

Income from operations	7	13
Interest and other income, net	—	17

Income before income taxes	7	30
Income tax expense	(4)	(11)

Net income	3%	19%

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010
Revenues. Revenues for the three months ended March 31, 2011 were $12.5 million, an increase of $2.4 million, or 24%, over revenues of $10.1 million for the three months ended March 31, 2010. The increase in revenues resulted primarily from an increase in the number of customers from 163 as of March 31, 2010 to 313 as of March 31, 2011, recognition of revenue for a full three-month period for the new customers added in, and subsequent to, the three months ended March 31, 2010, as well as the acquisition of AECsoft in January 2011. We have increased our customer count through our continued efforts to enhance brand awareness, our sales and marketing efforts, and our AECsoft acquisition in January 2011.
Cost of Revenues. Cost of revenues for the three months ended March 31, 2011 was $2.8 million, an increase of $0.7 million, or 33%, over cost of revenues of $2.1 million for the three months ended March 31, 2010. As a percentage of revenues, cost of revenues increased to 22% for the three months ended March 31, 2011 from 21% from the three months ended March 31, 2010. The increase in dollar amount primarily resulted from a $0.6 million increase in employee-related costs attributable to our additional implementation service personnel. We had 89 full-time equivalents in our implementation services, supplier enablement services, customer support, and client partner organizations at March 31, 2011, compared to 63 full-time equivalents at March 31, 2010.
Research and Development Expenses. Research and development expenses for the three months ended March 31, 2011 were $2.8 million, an increase of $0.8 million, or 40%, from research and development expenses of $2.0 million for the three months ended March 31, 2010. As a percentage of revenues, research and development expense increased to 22% for the three months ended March 31, 2011 from 20% for the three months ended March 31, 2010. The increase in dollar amount was due primarily to a $0.4 million increase in employee-related costs attributable to our additional development personnel, a $0.1 million increase in stock compensation expense, and a $0.2 million increase in other research and development spend. We had 65 full-time equivalents in our research and development organization at March 31, 2011, compared to 49 full-time equivalents at March 31, 2010.
Sales and Marketing Expenses. Sales and marketing expenses for the three months ended March 31, 2011 were $3.8 million, an increase of $0.7 million, or 23%, over sales and marketing expenses of $3.1 million for the three months ended March 31, 2010. As a percentage of revenues, sales and marketing expenses decreased to 30% for the three months ended March 31, 2011 from 31% for the three months ended March 31, 2010. The increase in dollar amount was due primarily to a $0.2 million increase in employee-related costs attributable to our existing personnel and additional personnel, a $0.2 million increase in stock compensation expense, and a $0.2 million increase in other sales and marketing spend. We had 47 full-time equivalents in our sales and marketing organization at March 31, 2011, compared to 42 full-time equivalents at March 31, 2010.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2011 were $2.1 million, an increase of $0.7 million, or 50%, over general and administrative expenses of $1.4 million for the three months ended March 31, 2010. As a percentage of revenues, general and administrative expenses increased to 17% for the three months ended March 31, 2011, from 14% for the three months ended March 31, 2010. The increase was primarily due to a $0.2 million increase in employee-related costs attributable to our existing and additional personnel, a $0.3 million increase in public company costs, a $0.1 million increase in acquisition related costs attributed to our acquisition of AECsoft in January 2011, and a $0.1 million increase in other general and administrative spend. We had 16 full-time equivalents in our general and administrative organization at March 31, 2011, compared to 13 full-time equivalents at March 31, 2010.
Amortization of Intangible Assets. Amortization of intangible assets for the three months ended March 31, 2011 were $0.2 million, an increase of $0.1 million or 100%, over amortization of intangible assets for the three months ended March 31, 2010. As a percentage of revenues, amortization of intangible assets was 1% for the both the three months ended March 31, 2011 and 2010 The increase in dollar amount was due to a $0.1 million increase in amortization attributable to intangible assets acquired in connection with our acquisition of AECsoft in January 2011.
Interest and Other Income. Interest and other income for the three months ended March 31, 2011 was none compared to $1.7 million for the three months ended March 31, 2010. As a percentage of revenues, interest and other income was 17% for the three months ended March 31, 2010. This decrease was due to a gain on the sale of warrants we had in an unaffiliated private company during the three months ended March 31, 2010.
Income Tax Expense. Income tax expense for the three months ended March 31, 2011 was $0.4 million, a decrease of $0.7 million, or 64%, over income tax expense of $1.1 million for the three months ended March 31, 2010. The decrease was due to a decrease in our taxable income, partially offset by an increase in our effective tax rate.
Liquidity
Net Cash Flows from Operating Activities
Net cash provided by operating activities was $1.8 million during the three months ended March 31, 2011. The amount of our net cash provided by operating activities is primarily a result of the timing of cash payments from our customers, offset by the timing of our primary cash expenditures, which are employee salaries. The cash payments from our customers will fluctuate quarterly as our new business sales normally fluctuate quarterly, primarily due to the timing of client budget cycles, with the second and fourth quarters of each year generally having the most sales and the first and third quarters generally having fewer sales. The cash payments from customers are typically due annually on the anniversary date of the initial contract. The cash payments from customers were approximately $13 million during the three months ended March 31, 2011. The cash payments to employees are typically ratable throughout the fiscal year, with the exception of annual incentive payments, which occur in the first quarter. The cash expenditures for employee salaries, including incentive payments, were approximately $8 million during the three months ended March 31, 2011.
For the three months ended March 31, 2011, net cash provided by operating activities of $1.8 million was primarily the result of $0.4 million of net income plus a $1.4 million decrease in accounts receivable, non-cash stock compensation of $0.7 million, non-cash depreciation and amortization of $0.5 million, a $0.5 million decrease in deferred taxes, and a $0.2 million decrease in prepaid expenses, less a $1.2 million decrease in accrued liabilities and a $0.8 million decrease in deferred revenues.
For the three months ended March 31, 2010, net cash provided by operating activities of $0.4 million was primarily the result of $1.9 million of net income less the $1.7 million gain on the sale of warrants plus a $1.9 million decrease in accounts receivable, non-cash depreciation and amortization of $0.3 million and a $1.1 million decrease in deferred taxes offset by a $3.1 million decrease in deferred revenues. Our accounts receivable and deferred revenues typically decrease in our first quarter compared to our fourth quarter due to our historical occurrence of lower new sales in our first quarter.
As of March 31, 2011, we had net operating loss carryforwards of approximately $194 million available to reduce future federal taxable income. In the future, we may fully utilize our available net operating loss carryforwards and would begin making income tax payments at that time. In addition, the limitations on utilizing net operating loss carryforwards and other minimum state taxes may also increase our overall tax obligations. We expect that if we generate taxable income and/or we are not allowed to use net operating loss carryforwards for federal/state income tax purposes, our cash generated from operations will be adequate to meet our income tax obligations.
Net Cash Flows from Investing Activities
For the three months ended March 31, 2011, net cash used in investing activities was $9.6 million, consisting of the acquisition of AECsoft, net of cash acquired, of $7.3 million, the purchase of $1.8 million of short-term investments, various capital expenditures of $0.3 million and capitalization of $0.2 million of software development costs. In general, our capital expenditures are for our network infrastructure to support our increasing customer base and growth in new business and for internal use, such as equipment for our increasing employee headcount.

For the three months ended March 31, 2010, net cash provided by investing activities was $1.7 million, consisting of a gain on the sale of warrants of $1.7 million, various capital expenditures of $0.1 million and capitalization of $0.2 million of software development costs, offset by a decrease in restricted cash of $0.4 million. The restricted cash collateralized our line of credit, which was obtained in 2008 and repaid and extinguished in 2010.
Net Cash Flows from Financing Activities
For the three months ended March 31, 2011, net cash used in financing activities was $0.1 million, representing expenditures for secondary offering costs.
For the three months ended March 31, 2010, net cash used by financing activities was $0.6 million, consisting primarily of a $0.4 million repayment of our line of credit and a $0.3 million payment for the repurchase of restricted stock.
Off-Balance Sheet Arrangements
As of March 31, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space, we do not engage in off-balance sheet financing arrangements. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
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
On April 5, 2011, the Company completed a secondary public offering of 1,000,000 shares of common stock at an offering price of $14.25 per share. On April 13, 2011, the Company completed the additional sale of 150,000 shares of common stock at an offering price of $14.25 per share pursuant to the underwriters’ over-allotment option. The Company received net proceeds of approximately $15 million, after payment of underwriting discounts and commissions and estimated legal, accounting and other fees incurred in connection with the offering.
We believe our cash and cash equivalents, the proceeds from the offering that closed in April, and cash flows from our operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.
During the last three years, inflation and changing prices have not had a material effect on our business, and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.
Contractual and Commercial Commitment Summary
We have contractual obligations that require us to make future cash payments. During the three months ended March 31, 2011, there were no material changes in the contractual and commercial commitments that are discussed in more detail under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual and Commercial Commitment Summary” included in our annual report on Form 10-K for the year ended December 31, 2010, which was filed with the Securities and Exchange Commission on March 9, 2011.
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
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, an evaluation as of March 31, 2011 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2011, were effective for the purposes stated above.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

SCIQUEST, INC.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
In 2001, we were named as a defendant in several securities class action complaints filed in the United States District Court for the Southern District of New York originating from our December 1999 initial public offering. The complaints alleged, among other things, that the prospectus used in our December 1999 initial public offering contained material misstatements or omissions regarding the underwriters’ allocation practices and compensation and that the underwriters manipulated the aftermarket for our stock. These complaints were consolidated along with similar complaints filed against over 300 other issuers in connection with their initial public offerings. After several years of litigation and appeals related to the sufficiency of the pleadings and class certification, the parties agreed to a settlement of the entire litigation, which was approved by the Court on October 5, 2009. Notices of appeal to the Court’s order have been filed by various appellants. We have not incurred significant costs to date in connection with our defense of these claims since this litigation is covered by our insurance policy. We believe we have sufficient coverage under our insurance policy to cover our obligations under the settlement agreement. Accordingly, we believe the ultimate resolution of these matters will not have an impact on our financial position and, therefore, we have not accrued a contingent liability as of March 31, 2011.
We are not party to any other material legal proceedings at this time. From time to time, we may be subject to legal proceedings and claims in the ordinary course of business.

ITEM 1A.	RISK FACTORS
There have been no material changes from the Risk Factors we previously disclosed in our annual report on Form 10-K for the year ended December 31, 2010, which was filed with the Securities and Exchange Commission on March 9, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION
Not applicable.

ITEM 6.	EXHIBITS

Exhibit
Number		Description

31.1	*	Rule 13a-14(a)/15d-14(a) Certification, executed by Stephen J. Wiehe, President, Chief Executive Officer and Director of SciQuest.

31.2	*	Rule 13a-14(a)/15d-14(a) Certification, executed by Rudy C. Howard, Chief Financial Officer of SciQuest.

32.1	**	Section 1350 Certification, executed by Stephen J. Wiehe, President, Chief Executive Officer and Director of SciQuest.

32.2	**	Section 1350 Certification, executed by Rudy C. Howard, Chief Financial Officer of SciQuest.

*	Filed herewith.

**	Furnished herewith.

SCIQUEST, INC.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCIQUEST, INC. (Registrant)
By:	/s/ Rudy C. Howard
Rudy C. Howard
Chief Financial Officer (Principal Financial and Accounting Officer)
Date: May 11, 2011