Form 10-Q
period 2011-06-30
SCIQUEST INC
filed 2011-08-11
CIK 1082526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 31, 2011, 22,144,219 shares of the registrant’s outstanding common stock, $0.001 par value per share, were outstanding.

SCIQUEST, INC.
FORM 10-Q
FOR THE QUARTER ENDED June 30, 2011

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

SciQuest, Inc.
Consolidated Balance Sheets
(in thousands except share and per share amounts)

	As of	As of
	June 30,	December 31,
	2011	2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,552	$17,494
Short-term investments	32,395	20,000
Accounts receivable, net	8,481	6,400
Prepaid expenses and other current assets	1,287	1,297
Deferred tax asset	255	207

Total current assets	59,970	45,398
Property and equipment, net	2,423	1,993
Goodwill	15,719	6,765
Intangible assets, net	5,963	1,039
Deferred project costs	6,007	5,667
Deferred tax asset	13,914	15,675
Other	131	150

Total assets	$104,127	$76,687

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$51
Accrued liabilities	4,039	4,200
Deferred revenues	32,218	28,305

Total current liabilities	36,257	32,556
Deferred revenues, less current portion	11,263	9,896

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 22,144,212 and 20,532,443 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	22	20
Additional paid-in capital	71,817	50,462
Notes receivable from stockholders	—	(15)
Accumulated deficit	(15,232)	(16,232)

Total stockholders’ equity	56,607	34,235

Total liabilities and stockholders’ equity	$104,127	$76,687

The accompanying notes are an integral part of the financial statements.

SciQuest, Inc.
Consolidated Statements of Operations
(in thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)

Revenues	$12,910	$10,562	$25,434	$20,688
Cost of revenues	3,134	2,337	5,961	4,446

Gross profit	9,776	8,225	19,473	16,242

Operating expenses:
Research and development	2,916	1,882	5,669	3,919
Sales and marketing	3,635	2,831	7,419	5,969
General and administrative	1,997	1,255	4,113	2,635
Amortization of intangible assets	210	75	419	151

Total operating expenses	8,758	6,043	17,620	12,674

Income from operations	1,018	2,182	1,853	3,568
Other income (expense):
Interest income	21	5	44	12
Other income (expense), net	—	(4)	13	1,676

Total other income, net	21	1	57	1,688

Income before income taxes	1,039	2,183	1,910	5,256
Income tax expense	(463)	(909)	(910)	(2,052)

Net income	576	1,274	1,000	3,204
Dividends on redeemable preferred stock	—	693	—	1,364

Net income attributable to common stockholders	$576	$581	$1,000	$1,840

Net income attributable to common stockholders per share:
Basic	$0.03	$0.04	$0.05	$0.13
Diluted	$0.03	$0.04	$0.05	$0.13
Weighted average shares outstanding used in computing per share amounts:
Basic	21,859	14,075	21,275	14,079
Diluted	22,463	14,703	21,906	14,680
The accompanying notes are an integral part of the financial statements.

SciQuest, Inc.
Consolidated Statement of Stockholders’ Equity
(unaudited)
(in thousands except share amounts)

						Total
	Common Stock		Additional Paid-In	Notes Receivable	Accumulated	Stockholders’
	Shares	Amount	Capital	from Stockholders	Deficit	Equity
Balance as of December 31, 2010	20,532,443	$20	$50,462	$(15)	$(16,232)	$34,235
Exercise of common stock options	110,638	1	112	—	—	113
Proceeds from public offering, net of underwriting discounts and offering costs	1,150,000	1	14,996	—	—	14,997
Issuance of stock in connection with business acquisition	325,203	—	4,539	—	—	4,539
Exercise of warrants	25,928	—	—	—	—	—
Payments on notes receivable from stockholders	—	—	—	15	—	15
Stock-based compensation	—	—	1,708	—	—	1,708
Net income	—	—	—	—	1,000	1,000

Balance as of June 30, 2011	22,144,212	$22	$71,817	$—	$(15,232)	$56,607

The accompanying notes are an integral part of the financial statements.

SciQuest, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2011	2010
	(unaudited)
Cash flows from operating activities
Net income	$1,000	$3,204
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,007	518
Gain on sale of investment	—	(1,700)
Stock-based compensation expense	1,708	756
Deferred taxes	1,016	1,764
Changes in operating assets and liabilities, net of the effects of the acquisition:
Accounts receivable	(1,250)	(1,917)
Prepaid expenses and other current assets	184	89
Deferred project costs and other assets	(321)	(1,369)
Accounts payable	(51)	(43)
Accrued liabilities and other	(685)	(162)
Deferred revenues	2,918	1,233

Net cash provided by operating activities	5,526	2,373
Cash flows from investing activities
Business acquisition, net of cash acquired	(7,346)	—
Addition of capitalized software development costs	(405)	(422)
Purchase of property and equipment	(447)	(379)
Purchase of available-for-sale short-term investments	(12,395)	—
Proceeds from sale of investment	—	1,700
Restricted cash	—	350

Net cash (used in) provided by investing activities	(20,593)	1,249
Cash flows from financing activities
Proceeds from public offering	15,405	—
Public offering costs	(408)	—
Issuance of common and restricted stock	—	39
Repurchases of restricted stock	—	(273)
Repayment of notes payable	—	(350)
Collection of notes receivable from stockholders	15	4
Proceeds from exercise of common stock options	113	21

Net cash provided by (used in) financing activities	15,125	(559)
Net increase in cash and cash equivalents	58	3,063
Cash and cash equivalents at beginning of period	17,494	17,132

Cash and cash equivalents at end of period	$17,552	$20,195

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$2

Supplemental disclosure of non-cash flow information
Dividends on redeemable preferred stock	$—	$1,364

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
Secondary Offering
On April 5, 2011, the Company completed a secondary public offering of 1,000,000 shares of common stock at an offering price of $14.25 per share. On April 13, 2011, the Company completed the additional sale of 150,000 shares of common stock at an offering price of $14.25 per share pursuant to the underwriters’ over-allotment option. The Company received aggregate net proceeds of $14,997, after payment of underwriting discounts and commissions and legal, accounting and other fees incurred in connection with the offering and the over-allotment option.
2. Summary of Significant Accounting Policies
Basis of presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the fiscal year or any future period. The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010, which was filed with the Securities and Exchange Commission on March 9, 2011.
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

Short-Term Investments
Management determines the appropriate classification of investments at the time of purchase and evaluates such determination as of each balance sheet date. The Company’s investments were classified as available-for-sale securities and were stated at fair value at June 30, 2011 and December 31, 2010. Realized gains and losses are included in other income (expense) based on the specific identification method. There were no realized gains or losses for the three or six months ended June 30, 2011 and 2010. Net unrealized gains and losses on available-for-sale securities are reported as a component of other comprehensive income (loss), net of tax. As of June 30, 2011 and December 31, 2010, there were no unrealized gains or losses on available-for-sale securities. The Company regularly monitors and evaluates the fair value of its investments to identify other-than-temporary declines in value. Management believes no such declines in value existed at June 30, 2011 or December 31, 2010.
Accounts Receivable
The Company assesses the need for an allowance for doubtful accounts based on estimates of probable credit losses. This assessment is based on several factors including aging of customer accounts, known customer specific risks, historical experience and existing economic conditions. The Company generally does not require collateral for receivable balances. Accounts would be charged against the allowance after all means of collection were exhausted and recovery was considered remote. Any required provisions for doubtful accounts would be recorded in general and administrative expense. Based on management’s analysis of its outstanding accounts receivable, the Company has recorded an allowance of $17 and $0 as of June 30, 2011 and December 31, 2010, respectively.
Property and Equipment
Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives, which are generally seven years for furniture and three to five years for computer software and equipment. Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the expected term of the leases. Costs for repairs and maintenance are expensed as incurred. Upon retirement or sale, the cost of the disposed assets and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is credited or charged to operations.
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
Goodwill
Goodwill represents the excess of the cost of an acquired entity over the net fair value of the identifiable assets acquired and liabilities assumed. Goodwill is not amortized, but rather is assessed for impairment at least annually. Additionally, the Company would also review the carrying value of goodwill whenever events or changes in circumstances indicated that its carrying amount may not be recoverable. The Company has concluded that it has one reporting unit for purposes of its annual goodwill impairment testing. To assess goodwill impairment, the first step is to identify if a potential impairment exists by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to have a potential impairment and the second step of the impairment test is not necessary. The results of our most recent annual assessment did not indicate any impairment of goodwill, and as such the second step of the impairment test was not required.
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
Stock-based compensation costs are based on the fair value of the underlying option calculated using the Black-Scholes option-pricing model on the date of grant for stock options. Determining the appropriate fair value model and related assumptions requires judgment, including estimating stock price volatility, forfeiture rates and expected term. The expected volatility rates are estimated based on the actual volatility of comparable public companies over the expected term. The expected term for the six months ended June 30, 2011 and 2010, represents the average time that options that vest are expected to be outstanding based on the mid-point between the vesting date and the end of the contractual term of the award. The Company has not paid dividends and does not anticipate paying a cash dividend in the foreseeable future and, accordingly, uses an expected dividend yield of zero. The risk-free interest rate is based on the rate of U.S. Treasury securities with maturities consistent with the estimated expected term of the awards.

Segment Data
The Company manages its operations on a consolidated basis for purposes of assessing performance and making operating decisions. Accordingly, the Company has determined that it has a single reporting segment.
Income Per Share
Basic net income per share is computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Outstanding unvested restricted stock purchased by employees is subject to repurchase by the Company and therefore is not included in the calculation of the weighted-average shares outstanding until vested. Diluted net income per share is computed giving effect to all potentially dilutive common stock, including options and restricted stock. The dilutive effect of outstanding awards is reflected in diluted earnings per share by application of the treasury stock method.
The following summarizes the calculation of basic and diluted net income attributable to common stockholders per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Basic:
Net income	$576	$1,274	$1,000	$3,204
Less: Dividends on redeemable preferred stock	—	(693)	—	(1,364)

Net income attributable to common stockholders	$576	$581	$1,000	$1,840

Weighted average common shares, basic	21,858,603	14,075,073	21,275,378	14,078,738
Basic net income attributable to common stockholders per share	$0.03	$0.04	$0.05	$0.13

Diluted:
Net income attributable to common stockholders	$576	$581	$1,000	$1,840
Weighted average common shares, basic	21,858,603	14,075,073	21,275,378	14,078,738
Dilutive effect of:
Options to purchase common stock	474,748	318,674	491,585	312,940
Warrants to purchase common stock	—	219,512	—	218,283
Nonvested shares of restricted stock	130,026	90,063	138,636	69,607

Weighted average common shares, diluted	22,463,377	14,703,322	21,905,599	14,679,568

Diluted net income attributable to common stockholders per share	$0.03	$0.04	$0.05	$0.13

The following equity instruments have been excluded from diluted net income per common share as they would be anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Common stock options	252,439	39,147	222,609	44,565
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
The total purchase price of $13,795 consisted of $9,256 in cash and 350,568 shares of the Company’s common stock at a fair value of $4,539. The issuance of 25,365 of these shares, with an estimated fair value of $300, is subject to successful completion of certain performance targets under an earn-out arrangement with a former shareholder of AECsoft. Additionally, 299,838 shares of the Company’s common stock may be issued under an earn-out arrangement with the other former shareholders of AECsoft, upon the successful achievement of such performance targets over the next three fiscal years and continued employment with the Company. The fair value of these shares will be recognized as stock-based compensation expense in the consolidated statement of operations over the requisite service period of the award. During the three and six months ended June 30, 2011, the Company recognized stock-based compensation expense of $366 and $732, respectively, related to this earn-out arrangement.
The Company incurred acquisition costs of approximately $134 during the three and six months ended June 30, 2011, which are included in general and administrative expense in the consolidated statements of operations. The acquisition was accounted for under the purchase method of accounting. The operating results of AECsoft are included in the accompanying consolidated financial statements from the date of acquisition.
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

The following unaudited proforma consolidated results of operations for the three and six months ended June 30, 2010 assumes that the AECsoft acquisition occurred at the beginning of the year. The unaudited pro forma information combines the historical results for the Company with the historical results for AECsoft for the same period. The following unaudited pro forma information is not intended to be indicative of future operating results.

	Three Months	Six Months
	Ended	Ended
	June 30, 2010	June 30, 2010
Pro forma revenue	$11,845	$23,050

Pro forma net income	$1,178	$2,804

Pro forma net income per share, basic	$0.08	$0.19

Pro forma net income per share, diluted	$0.08	$0.19

4. Cash Equivalents and Short-Term Investments
The components of cash equivalents and short-term investments at June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011		December 31, 2010
		Fair Market		Fair Market
	Cost	Value	Cost	Value

Cash Equivalents:
Money market accounts	$13,214	$13,214	$8,755	$8,755
Short-term investments:
Variable rate demand notes	32,395	32,395	20,000	20,000

Total	$45,609	$45,609	$28,755	$28,755

There were no unrealized gains or losses as of June 30, 2011 or December 31, 2010.
5. Fair Value Measurements
Under U.S. GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., “the exit price”) in an orderly transaction between market participants at the measurement date. U.S. GAAP also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are obtained from independent sources and can be validated by a third party, whereas unobservable inputs reflect assumptions regarding what a third party would use in pricing an asset or liability. The fair value hierarchy is broken down into three levels based on the reliability of inputs as follows:
•
Level 1— Valuations based on quoted prices in active markets for identical instruments that the Company is able to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

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
As of June 30, 2011 and December 31, 2010, the Company had cash equivalents of $13,214 and $8,755, respectively, which consist of money market accounts. As of June 30, 2011 and December 31, 2010, the Company had short-term investments of $32,395 and $20,000, respectively, which consist of variable rate demand notes that are invested in corporate and municipal bonds. These variable rate demand notes have final maturities between 2020 and 2034, but are puttable by the Company at any time with seven days notice. These cash equivalents and short-term investments are classified within Level 1 of the fair value hierarchy since they are valued using quoted market prices. As of June 30, 2011 and December 31, 2010, the Company did not have any financial assets or liabilities with observable inputs not quoted on active markets (Level 2), or without observable market values that would require a high level of judgment to determine fair value (Level 3).

The fair value measurements of the Company’s financial assets at June 30, 2011 are as follows:

	Total	Level 1	Level 2	Level 3
Cash Equivalents	$13,214	$13,214	—	—
Short-term investments	32,395	32,395	—	—

Total	$45,609	$45,609	—	—

6. Property and Equipment
Property and equipment consist of the following as of June 30, 2011 and December 31, 2010:

	As of	As of
	June 30,	December 31,
	2011	2010

Furniture and equipment	$842	$605
Computer software and equipment	5,476	4,821
Leasehold improvements	293	251

Total costs	6,611	5,677
Less accumulated depreciation and amortization	(4,188)	(3,684)

Property and equipment, net	$2,423	$1,993

Depreciation expense related to property and equipment (excluding capitalized internal-use software) for the three months ended June 30, 2011 and 2010 was $170 and $132, respectively, and was $338 and $270 for the six months ended June 30, 2011 and 2010, respectively.
Computer software and equipment includes capitalized software development costs incurred during development of the Company’s on-demand solution. The Company capitalized software development costs of $210 and $220 during the three months ended June 30, 2011 and 2010, respectively, and $405 and $422 during the six months ended June 30, 2011 and 2010, respectively. Net capitalized software development costs totaled $1,007 and $740 as of June 30, 2011 and December 31, 2010, respectively. Amortization expense for the three months ended June 30, 2011 and 2010 related to capitalized software development costs was $94 and $49, respectively, and was $166 and $97 for the six months ended June 30, 2011 and 2010, respectively, which is classified within cost of revenues in the accompanying consolidated statements of operations.
7. Goodwill and Other Intangible Assets
The Company acquired goodwill and certain identifiable intangible assets as part of the acquisition in January 2011 and the going private transaction in July 2004.
The changes in the carrying amount of goodwill for the six months ended June 30, 2011 were as follows:

Balance as of December 31, 2010	$6,765
Goodwill acquired	8,954

Balance as of June 30, 2011	$15,719

A summary of intangible assets as of June 30, 2011 and December 31, 2010 follows:

	June 30, 2011
	Weighted Average	Gross Carrying	Accumulated	Net Carrying
	AmortizationPeriod	Amount	Amortization	Amount

Acquired technology	7 years	$9,276	$(8,184)	$1,092
Customer relationships	10 years	9,400	(5,005)	4,395
Covenant not to compete	5 years	51	(5)	46
Trademarks		430	—	430

Total		$19,157	$(13,194)	$5,963

	December 31, 2010
	Weighted Average	Gross Carrying	Accumulated	Net Carrying
	AmortizationPeriod	Amount	Amortization	Amount

Acquired technology		$8,100	$(8,100)	$—
Customer relationships	10 years	5,200	(4,591)	609
Covenant not to compete		—	—	—
Trademarks		430	—	430

Total		$13,730	$(12,691)	$1,039

Amortization expense of intangible assets was $252 and $75 for the three months ended June 30, 2011 and 2010, respectively, of which $42 and $0 is recorded in cost of revenues in the accompanying consolidated statements of operations for the three months ended June 30, 2011 and 2010, respectively. Amortization expense of intangible assets was $503 and $151 for the six months ended June 30, 2011 and 2010, respectively, of which $84 and $0 is recorded in cost of revenues in the accompanying consolidated statements of operations for the six months ended June 30, 2011 and 2010, respectively.
The Company estimates the following amortization expense related to its intangible assets for the years ended December 31:

2011 (remaining six months)	$502
2012	978
2013	951
2014	798
2015	607
Thereafter	1,697

$5,533

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
The following summarizes the activity of nonvested shares of restricted stock for the six months ended June 30, 2011:

		Weighted-
		Average Grant
	Number of Shares	Date Fair Value
Nonvested as of December 31, 2010	174,288	$1.67
Issued	—	—
Vested	(43,369)	1.69

Nonvested as of June 30, 2011	130,919	$1.66

The total unrecognized compensation cost related to nonvested shares of restricted stock is approximately $217 at June 30, 2011. This amount is expected to be recognized over a weighted-average period of 1.9 years.

In conjunction with the issuance of these restricted shares, subscription note agreements were executed for certain employees. The notes are payable in four annual payments due January 1 of each calendar year and bear interest at 6%. As of June 30, 2011, there was no outstanding balance for these subscription note agreements.
Restricted stock awards are recognized in the consolidated statement of operations based on their fair values. As a result of the notes receivable being deemed nonrecourse for accounting purposes and other contractual provisions in the agreements, the related restricted stock grants are considered stock options for accounting purposes. Stock-based compensation expense of $38 and $37 was recorded during the three months ended June 30, 2011 and 2010, respectively, and $74 and $75 was recorded during the six months ended June 30, 2011 and 2010, respectively, in connection with these restricted stock awards.
On March 20, 2010, the Board of Directors authorized the forgiveness of the outstanding balance of the subscription note agreements issued by certain employees in connection with their previous purchases of the Company’s restricted stock. A total of $1,016 was forgiven, which included the outstanding principal note amount plus accrued but unpaid interest. The Company accounted for the forgiveness of the outstanding note balance as a modification of a stock option for accounting purposes. Accordingly, the Company measured incremental compensation expense of $746 in connection with this modification. Incremental compensation expense of $518 related to the vested shares of restricted stock was recognized immediately at the date of modification. Incremental compensation expense of $228 related to the unvested shares will be recognized as additional compensation expense over the remaining vesting period. The Company recognized compensation expense of $22 and $22 during the three months ended June 30, 2011 and 2010, respectively, and recognized $44 and $540 during the six months ended June 30, 2011 and 2010, respectively, related to this modification.
Stock Options
The Company also issues common stock options under the terms of the Plan. The following summarizes stock option activity for the six months ended June 30, 2011:

			Weighted-	Aggregate
			Average	Intrinsic Value
		Weighted-	Remaining	as of
	Number of Options	Average	Contractual	June 30,
	Outstanding	Exercise Price	Term (In Years)	2011 (Unaudited)
Balance as of December 31, 2010	733,651	$2.76	7.7	$7,515

Options granted	703,524	$14.04
Options exercised	(110,638)	$0.98
Options canceled	(22,685)	$8.59

Balance as of June 30, 2011	1,303,852	$8.90	8.7	$10,683

Vested and expected to vest at June 30, 2011	1,116,208	$8.53	8.6	$10,314

Exercisable as of June 30, 2011	365,631	$3.30	7.1	$5,041

The aggregate intrinsic value in the table above represents the difference between the current market value of the Company’s common stock at June 30, 2011 and the exercise price of the underlying awards multiplied by the number of shares that would have been received by the option holders had all option holders exercised their options on June 30, 2011. The aggregate intrinsic value of options exercised during the three months ended June 30, 2011 and 2010 was $1,110 and $66, respectively. The aggregate intrinsic value of options exercised during the six months ended June 30, 2011 and 2010 was $1,458 and $66, respectively.
The total unrecognized compensation cost related to outstanding stock options is $7,706 at June 30, 2011. This amount is expected to be recognized over a weighted-average period of 3.4 years.
The following table summarizes information about stock options outstanding and exercisable at June 30, 2011:

				Options Exercisable at
	Options Outstanding at June 30, 2011			June 30, 2011
		Weighted-Average
		Remaining	Weighted-		Weighted-
Range of		Contractual Life	Average		Average
Exercise Price	Number	(Yrs.)	Exercise Price	Number	Exercise Price
$0.08 — $0.14	100,432	4.1	$0.10	100,272	$0.10
$0.14 — $1.90	14,434	7.7	1.60	8,993	1.42
$2.04 — $8.18	459,847	8.2	3.06	211,067	2.71
$10.99 — $16.71	712,639	9.7	13.86	45,299	13.54
$16.85 — $17.50	16,500	9.9	17.20	0	0

Total	1,303,852	8.7	$8.90	365,631	$3.30

The fair value of common stock options for employees and non-employees is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:

	Six Months Ended June 30,
	2011	2010
Estimated dividend yield	0%	0%
Expected stock price volatility	90.00%	100.00%
Weighted-average risk-free interest rate	1.8 – 2.6%	2.6 – 3.0%
Expected life of options (in years)	6.25	6.25
Stock-based compensation expense of $580 and $89 was recorded during the three months ended June 30, 2011 and 2010, respectively, and $858 and $141 was recorded during the six months ended June 30, 2011 and 2010, respectively, related to the Company’s outstanding stock options. The weighted average grant date fair value per share for stock options granted in the three months ended June 30, 2011 and 2010 was $11.23 and $6.61, respectively. The weighted average grant date fair value per share for stock options granted in the six months ended June 30, 2011 and 2010 was $10.64 and $3.08, respectively.
As discussed in Note 3, the Company recognized stock-based compensation expense of $366 and $732 in the accompanying consolidated statement of operations for the three and six months ended June 30, 2011, respectively, related to the earn-out arrangement with certain former shareholders of AECsoft.
Warrants
As of June 30, 2011, there were no outstanding warrants. As of December 31, 2010, the Company had warrants outstanding representing 26,080 shares of common stock, with all of the warrants being exercisable as of December 31, 2010 to purchase the Company’s common stock at $0.08 per share. The fair value of each warrant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 3.47%; expected lives of five years; dividend yield of 0%; and volatility factor of 80%. All warrants were issued in conjunction with prior credit agreements that have since terminated and the fair value of the warrants was recorded as a financing cost and amortized to interest expense over the term of the related debt. In February 2011, the outstanding warrants were exercised at purchase price of $0.08 per share. The warrant holders utilized a cashless exercise option, resulting in 25,928 shares of common stock issued.
10. Income Taxes
The Company computes its provision for income taxes by applying the estimated annual effective tax rate, adjusted for any material items. The Company’s effective tax rate of 47.6% and 39.0% for the six months ended June 30, 2011 and 2010, respectively, was higher than the federal statutory rate of 34 percent primarily due to state income taxes and non-deductible expenses. For the six months ended June 30, 2011, non-deductible expenses included stock-based compensation, stock-based compensation associated with the earn-out arrangement and amortization of acquired intangible assets.
11. Commitments and Contingencies
Legal Contingencies
In 2001, the Company was named as a defendant in several securities class action complaints filed in the United States District Court for the Southern District of New York originating from its December 1999 initial public offering. The complaints alleged, among other things, that the prospectus used in the Company’s initial public offering contained material misstatements or omissions regarding the underwriters’ allocation practices and compensation and that the underwriters manipulated the aftermarket for the Company’s stock. These complaints were consolidated along with similar complaints filed against over 300 other issuers in connection with their initial public offerings. After several years of litigation and appeals related to the sufficiency of the pleadings and class certification, the parties agreed to a settlement of the entire litigation, which was approved by the Court on October 5, 2009. Notices of appeal to the Court’s order have been filed by various appellants. The Company has not incurred significant costs to date in connection with its defense of these claims since this litigation is covered by its insurance policy. The Company believes it has sufficient coverage under its insurance policy to cover its obligations under the settlement agreement. Accordingly, the Company believes the ultimate resolution of these matters will not have an impact on its financial position and, therefore, it has not accrued a contingent liability as of June 30, 2011 or December 31, 2010 related to this litigation.
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
In the six months ended June 30, 2011, we acquired all of the capital stock of AECsoft USA, Inc. and AEC Global (Shanghai) Co., Ltd. (collectively, “AECsoft”), which is a leading provider of supplier management and sourcing technology. AECsoft’s technology has been incorporated into our product offering as new Total Supplier Manager, Sourcing Director and Supplier Diversity Manager modules as well as providing increased functionality for some of our preexisting modules. The purchase price consisted of approximately $9.3 million in cash and 350,568 shares of our common stock. The issuance of 25,365 of these shares is subject to successful completion of certain performance targets under an earn-out arrangement with a former shareholder of AECsoft. Additionally, 299,838 shares of our common stock may be issued under an earn-out arrangement with the other former shareholders of AECsoft, based on successful achievement of such performance targets over the next three fiscal years and continued employment with us. These shares will be recognized as stock-based compensation expense in the consolidated statement of operations over the requisite service period of the award. The performance targets relate to the amount of revenue we recognize from AECsoft’s products and services during each of 2011, 2012 and 2013. If the performance conditions are met in full, we will issue 121,951 shares of common stock on or about March 31, 2012, 121,951 shares of common stock on or about March 31, 2013 and 81,301 shares of common stock on or about March 31, 2014. The purchase price included $1.275 million in cash and 103,659 shares of common stock that have been deposited in escrow to satisfy potential indemnification claims.
Key Financial Terms and Metrics
We have several key financial terms and metrics. During the six months ended June 30, 2011, there were no changes in the definitions of our key financial terms and metrics, which are discussed in more detail under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Terms and Metrics” included in our annual report on Form 10-K for the year ended December 31, 2010, which was filed with the Securities and Exchange Commission on March 9, 2011.

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
During the six months ended June 30, 2011, there were no significant changes in our critical accounting policies or estimates. See Note 2 to our financial statements included elsewhere in this Quarterly Report on Form 10-Q and under the heading “Critical Accounting Policies” in our annual report on Form 10-K as filed with the Securities and Exchange Commission for additional information regarding our critical accounting policies, as well as a description of our other significant accounting policies.
Results of Operations
The following table sets forth, for the periods indicated, our results of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenues	$12,910	$10,562	$25,434	$20,688
Cost of revenues (1) (2)	3,134	2,337	5,961	4,446

Gross profit	9,776	8,225	19,473	16,242

Operating expenses: (1)
Research and development	2,916	1,882	5,669	3,919
Sales and marketing	3,635	2,831	7,419	5,969
General and administrative	1,997	1,255	4,113	2,635
Amortization of intangible assets	210	75	419	151

Total operating expenses	8,758	6,043	17,620	12,674

Income from operations	1,018	2,182	1,853	3,568
Interest and other income, net	21	1	57	1,688

Income before income taxes	1,039	2,183	1,910	5,256
Income tax expense	(463)	(909)	(910)	(2,052)

Net income	$576	$1,274	$1,000	$3,204

(1)	Amounts include stock-based compensation expense, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Cost of revenues	$61	$20	$108	$31
Research and development	273	22	515	175
Sales and marketing	293	21	559	118
General and administrative	379	85	526	432

	$1,006	$148	$1,708	$756

(2)	Cost of revenues includes amortization of capitalized software development costs of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Amortization of capitalized software development costs	$94	$49	$166	$97
Amortization of acquired software	42	—	84	—

	$136	$49	$250	$97

The following table sets forth, for the periods indicated, our results of operations expressed as a percentage of revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenues	100%	100%	100%	100%
Cost of revenues (1) (2)	24	22	23	21

Gross profit	76	78	77	79

Operating expenses: (1)
Research and development	23	18	22	19
Sales and marketing	28	27	29	29
General and administrative	15	12	16	13
Amortization of intangible assets	2	—	2	1

Total operating expenses	68	57	69	62

Income from operations	8	21	8	17
Interest and other income, net	—	—	—	8

Income before income taxes	8	21	8	25
Income tax expense	(4)	(9)	(4)	(10)

Net income	4%	12%	4%	15%

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010
Revenues. Revenues for the three months ended June 30, 2011 were $12.9 million, an increase of $2.3 million, or 22%, over revenues of $10.6 million for the three months ended June 30, 2010. The increase in revenues resulted primarily from an increase in the number of customers from 168 as of June 30, 2010 to 322 as of June 30, 2011, recognition of revenue for a full three-month period for the new customers added in, and subsequent to, the three months ended June 30, 2010, as well as the acquisition of AECsoft in January 2011. We have increased our customer count through our continued efforts to enhance brand awareness, our sales and marketing efforts, and our AECsoft acquisition in January 2011.
Cost of Revenues. Cost of revenues for the three months ended June 30, 2011 was $3.1 million, an increase of $0.8 million, or 35%, over cost of revenues of $2.3 million for the three months ended June 30, 2010. As a percentage of revenues, cost of revenues increased to 24% for the three months ended June 30, 2011 from 22% from the three months ended June 30, 2010. The increase in dollar amount primarily resulted from a $0.7 million increase in employee-related costs attributable to our existing personnel and additional implementation service personnel. We had 100 full-time equivalents in our implementation services, supplier enablement services, customer support, and client partner organizations at June 30, 2011, compared to 70 full-time equivalents at June 30, 2010.
Research and Development Expenses. Research and development expenses for the three months ended June 30, 2011 were $2.9 million, an increase of $1.0 million, or 53%, from research and development expenses of $1.9 million for the three months ended June 30, 2010. As a percentage of revenues, research and development expense increased to 23% for the three months ended June 30, 2011 from 18% for the three months ended June 30, 2010. The increase in dollar amount was due primarily to a $0.6 million increase in employee-related costs attributable to our existing personnel and additional research and development personnel, and a $0.3 million increase in stock-based compensation expense. We had 67 full-time equivalents in our research and development organization at June 30, 2011, compared to 54 full-time equivalents at June 30, 2010.
Sales and Marketing Expenses. Sales and marketing expenses for the three months ended June 30, 2011 were $3.6 million, an increase of $0.8 million, or 29%, over sales and marketing expenses of $2.8 million for the three months ended June 30, 2010. As a percentage of revenues, sales and marketing expenses increased to 28% for the three months ended June 30, 2011 from 27% for the three months ended June 30, 2010. The increase in dollar amount was due primarily to a $0.1 million increase in employee-related costs attributable to our existing personnel and additional sales and marketing personnel, a $0.3 million increase in stock-based compensation expense, and a $0.3 million increase in other sales and marketing spend. We had 50 full-time equivalents in our sales and marketing organization at June 30, 2011, compared to 46 full-time equivalents at June 30, 2010.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2011 were $2.0 million, an increase of $0.7 million, or 54%, over general and administrative expenses of $1.3 million for the three months ended June 30, 2010. As a percentage of revenues, general and administrative expenses increased to 15% for the three months ended June 30, 2011, from 12% for the three months ended June 30, 2010. The increase was primarily due to a $0.3 million increase in employee-related costs attributable to our existing personnel and additional general and administrative personnel, and a $0.3 million increase in stock-based compensation expense. We had 17 full-time equivalents in our general and administrative organization at June 30, 2011, compared to 13 full-time equivalents at June 30, 2010.
Amortization of Intangible Assets. Amortization of intangible assets for the three months ended June 30, 2011 were $0.2 million, an increase of $0.1 million or 100%, over amortization of intangible assets of $0.1 million for the three months ended June 30, 2010. As a percentage of revenues, amortization of intangible assets increased to 2% for the three months ended June 30, 2011 from 0% for the three months ended June 30, 2010. The increase in dollar amount was due to amortization attributable to intangible assets acquired in connection with our acquisition of AECsoft in January 2011.
Income Tax Expense. Income tax expense for the three months ended June 30, 2011 was $0.5 million, a decrease of $0.4 million, or 44%, over income tax expense of $0.9 million for the three months ended June 30, 2010. The decrease was due to a decrease in our taxable income, partially offset by an increase in our effective tax rate.
Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010
Revenues. Revenues for the six months ended June 30, 2011 were $25.4 million, an increase of $4.7 million, or 23%, over revenues of $20.7 million for the six months ended June 30, 2010. The increase in revenues resulted primarily from an increase in the number of customers from 168 as of June 30, 2010 to 322 as of June 30, 2011, recognition of revenue for a full six-month period for the new customers added in, and subsequent to, the six months ended June 30, 2010, as well as the acquisition of AECsoft in January 2011. We have increased our customer count through our continued efforts to enhance brand awareness, our sales and marketing efforts, and our AECsoft acquisition in January 2011.
Cost of Revenues. Cost of revenues for the six months ended June 30, 2011 was $6.0 million, an increase of $1.6 million, or 36%, over cost of revenues of $4.4 million for the six months ended June 30, 2010. As a percentage of revenues, cost of revenues increased to 23% for the six months ended June 30, 2011 from 21% from the six months ended June 30, 2010. The increase in dollar amount primarily resulted from a $1.3 million increase in employee-related costs attributable to our existing personnel and additional implementation service personnel, a $0.1 million increase in stock-based compensation expense, and a $0.2 million increase in other spend. We had 100 full-time equivalents in our implementation services, supplier enablement services, customer support, and client partner organizations at June 30, 2011, compared to 70 full-time equivalents at June 30, 2010.
Research and Development Expenses. Research and development expenses for the six months ended June 30, 2011 were $5.7 million, an increase of $1.8 million, or 46%, from research and development expenses of $3.9 million for the six months ended June 30, 2010. As a percentage of revenues, research and development expense increased to 22% for the six months ended June 30, 2011 from 19% for the six months ended June 30, 2010. The increase in dollar amount was due primarily to a $1.0 million increase in employee-related costs attributable to our existing personnel and additional research and development personnel, a $0.3 million increase in stock-based compensation expense, and a $0.3 million increase in other research and development spend. We had 67 full-time equivalents in our research and development organization at June 30, 2011, compared to 54 full-time equivalents at June 30, 2010.
Sales and Marketing Expenses. Sales and marketing expenses for the six months ended June 30, 2011 were $7.4 million, an increase of $1.4 million, or 23%, over sales and marketing expenses of $6.0 million for the six months ended June 30, 2010. As a percentage of revenues, sales and marketing expenses were 29% for both the six months ended June 30, 2011 and 2010. The increase in dollar amount was due primarily to a $0.3 million increase in employee-related costs attributable to our existing personnel and additional sales and marketing personnel, a $0.4 million increase in stock-based compensation expense, and a $0.5 million increase in other sales and marketing spend. We had 50 full-time equivalents in our sales and marketing organization at June 30, 2011, compared to 46 full-time equivalents at June 30, 2010.
General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2011 were $4.1 million, an increase of $1.5 million, or 58%, over general and administrative expenses of $2.6 million for the six months ended June 30, 2010. As a percentage of revenues, general and administrative expenses increased to 16% for the six months ended June 30, 2011, from 13% for the six months ended June 30, 2010. The increase was primarily due to a $0.4 million increase in employee-related costs attributable to our existing personnel and additional general and administrative personnel, a $0.5 million increase in public company costs, a $0.1 million increase in stock-based compensation expense, a $0.1 million increase in acquisition related costs attributed to our acquisition of AECsoft in January 2011, and a $0.3 million increase in other general and administrative spend. We had 17 full-time equivalents in our general and administrative organization at June 30, 2011, compared to 13 full-time equivalents at June 30, 2010.

Amortization of Intangible Assets. Amortization of intangible assets for the six months ended June 30, 2011 were $0.4 million, an increase of $0.2 million or 100%, over amortization of intangible assets of $0.2 million for the six months ended June 30, 2010. As a percentage of revenues, amortization of intangible assets increased to 2% for the six months ended June 30, 2011 from 1% for the six months ended June 30, 2010. The increase in dollar amount was due to amortization attributable to intangible assets acquired in connection with our acquisition of AECsoft in January 2011.
Interest and Other Income. Interest and other income for the six months ended June 30, 2011 was none compared to $1.7 million for the six months ended June 30, 2010. As a percentage of revenues, interest and other income was 8% for the six months ended June 30, 2010. This decrease was due to a gain on the sale of warrants we had in an unaffiliated private company during the six months ended June 30, 2010.
Income Tax Expense. Income tax expense for the six months ended June 30, 2011 was $0.9 million, a decrease of $1.2 million, or 57%, over income tax expense of $2.1 million for the six months ended June 30, 2010. The decrease was due to a decrease in our taxable income, partially offset by an increase in our effective tax rate.
Liquidity
Net Cash Flows from Operating Activities
Net cash provided by operating activities was $5.5 million during the six months ended June 30, 2011. The amount of our net cash provided by operating activities is primarily a result of the timing of cash payments from our customers, offset by the timing of our primary cash expenditures, which are employee salaries. The cash payments from our customers will fluctuate quarterly as our new business sales normally fluctuate quarterly, primarily due to the timing of client budget cycles, with the second and fourth quarters of each year generally having the most sales and the first and third quarters generally having fewer sales. The cash payments from customers are typically due annually on the anniversary date of the initial contract. The cash payments from customers were approximately $27 million during the six months ended June 30, 2011. The cash payments to employees are typically ratable throughout the fiscal year, with the exception of annual incentive payments, which occur in the first quarter. The cash expenditures for employee salaries, including incentive payments, were approximately $14 million during the six months ended June 30, 2011.
For the six months ended June 30, 2011, net cash provided by operating activities of $5.5 million was primarily the result of $1.0 million of net income plus a $2.9 million increase in deferred revenues, non-cash stock-based compensation of $1.7 million, non-cash depreciation and amortization of $1.0 million, and a $1.0 million decrease in deferred taxes, less a $1.3 million increase in accounts receivable, a $0.3 million increase in deferred project costs and other assets, and a $0.7 million decrease in accrued liabilities.
For the six months ended June 30, 2010, net cash provided by operating activities of $2.4 million was primarily the result of $3.2 million of net income plus a $1.8 million decrease in deferred taxes and a $1.2 million decrease in deferred revenues, less a $1.7 million gain on the sale of warrants and a $1.9 million increase in accounts receivable. Our accounts receivable and deferred revenues typically decrease in our first quarter and then increase in our second quarter due to our historical occurrence of high new sales in our second quarter.
As of June 30, 2011, we had net operating loss carryforwards of approximately $194 million available to reduce future federal taxable income. In the future, we may fully utilize our available net operating loss carryforwards and would begin making income tax payments at that time. In addition, the limitations on utilizing net operating loss carryforwards and other minimum state taxes may also increase our overall tax obligations. We expect that if we generate taxable income and/or we are not allowed to use net operating loss carryforwards for federal/state income tax purposes, our cash generated from operations will be adequate to meet our income tax obligations.
Net Cash Flows from Investing Activities
For the six months ended June 30, 2011, net cash used in investing activities was $20.6 million, consisting of the acquisition of AECsoft, net of cash acquired, of $7.3 million, the purchase of $12.4 million of short-term investments, various capital expenditures of $0.4 million and capitalization of $0.4 million of software development costs. In general, our capital expenditures are for our network infrastructure to support our increasing customer base and growth in new business and for internal use, such as equipment for our increasing employee headcount.
For the six months ended June 30, 2010, net cash provided by investing activities was $1.2 million, consisting of a gain on the sale of warrants of $1.7 million and a decrease in restricted cash of $0.4 million, partially offset by various capital expenditures of $0.4 million and capitalization of $0.4 million of software development costs. The restricted cash collateralized our line of credit, which was obtained in 2008 and repaid and extinguished in 2010.

Net Cash Flows from Financing Activities
For the six months ended June 30, 2011, net cash provided by financing activities was $15.1 million, consisting primarily of $15.4 million in proceeds from our public offering net of underwriting discounts, offset by $0.4 million expenditures for public offering costs.
For the six months ended June 30, 2010, net cash used in financing activities was $0.6 million, consisting primarily of a $0.4 million repayment of our line of credit and a $0.3 million payment for the repurchase of restricted stock.
Off-Balance Sheet Arrangements
As of June 30, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space, we do not engage in off-balance sheet financing arrangements. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
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
On April 5, 2011, the Company completed a secondary public offering of 1,000,000 shares of common stock at an offering price of $14.25 per share. On April 13, 2011, the Company completed the additional sale of 150,000 shares of common stock at an offering price of $14.25 per share pursuant to the underwriters’ over-allotment option. The Company received aggregate net proceeds of approximately $15 million, after payment of underwriting discounts and commissions and legal, accounting and other fees incurred in connection with the offering and the over-allotment option.
We believe our cash and cash equivalents, the proceeds from the public offering that closed in April, and cash flows from our operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.
During the last three years, inflation and changing prices have not had a material effect on our business, and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.
Contractual and Commercial Commitment Summary
We have contractual obligations that require us to make future cash payments. On June 6, 2011, the Company entered into a lease agreement that increased the amount of leased space for the Company’s headquarters to 49,000 square feet from approximately 45,000 through January 31, 2017. As a result, the contractual and commercial commitments that are discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual and Commercial Commitment Summary” included in our annual report on Form 10-K for the year ended December 31, 2010, which was filed with the Securities and Exchange Commission on March 9, 2011 have been updated as follows:

		Payments Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
	(In thousands)

Operating lease commitments	$6,011	$668	$2,190	$1,993	$1,160

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
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, an evaluation as of June 30, 2011 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2011, were effective for the purposes stated above.
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
In 2001, we were named as a defendant in several securities class action complaints filed in the United States District Court for the Southern District of New York originating from our December 1999 initial public offering. The complaints alleged, among other things, that the prospectus used in our December 1999 initial public offering contained material misstatements or omissions regarding the underwriters’ allocation practices and compensation and that the underwriters manipulated the aftermarket for our stock. These complaints were consolidated along with similar complaints filed against over 300 other issuers in connection with their initial public offerings. After several years of litigation and appeals related to the sufficiency of the pleadings and class certification, the parties agreed to a settlement of the entire litigation, which was approved by the Court on October 5, 2009. Notices of appeal to the Court’s order have been filed by various appellants. We have not incurred significant costs to date in connection with our defense of these claims since this litigation is covered by our insurance policy. We believe we have sufficient coverage under our insurance policy to cover our obligations under the settlement agreement. Accordingly, we believe the ultimate resolution of these matters will not have an impact on our financial position and, therefore, we have not accrued a contingent liability as of June 30, 2011.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION
Not applicable.

ITEM 6.	EXHIBITS

Exhibit
Number	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification, executed by Stephen J. Wiehe, President, Chief Executive Officer and Director of SciQuest.

31.2*	Rule 13a-14(a)/15d-14(a) Certification, executed by Rudy C. Howard, Chief Financial Officer of SciQuest.

32.1**	Section 1350 Certification, executed by Stephen J. Wiehe, President, Chief Executive Officer and Director of SciQuest.

32.2**	Section 1350 Certification, executed by Rudy C. Howard, Chief Financial Officer of SciQuest.

*	Filed herewith.

**	Furnished herewith.

SCIQUEST, INC.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCIQUEST, INC. (Registrant)
By:	/s/ Rudy C. Howard
Rudy C. Howard
Chief Financial Officer (Principal Financial and Accounting Officer) Date: August 11, 2011