Form 10-Q
period 2011-09-30
SCIQUEST INC
filed 2011-11-10
CIK 1082526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 31, 2011, 22,118,534 shares of the registrant’s outstanding common stock, $0.001 par value per share, were outstanding.

SCIQUEST, INC.
FORM 10-Q
FOR THE QUARTER ENDED September 30, 2011

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS
SciQuest, Inc.
Consolidated Balance Sheets
(in thousands except share and per share amounts)

	As of	As of
	September 30,	December 31,
	2011	2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,174	$17,494
Short-term investments	27,105	20,000
Accounts receivable, net	6,674	6,400
Prepaid expenses and other current assets	1,112	1,297
Deferred tax asset	270	207

Total current assets	63,335	45,398
Property and equipment, net	2,634	1,993
Goodwill	15,719	6,765
Intangible assets, net	5,712	1,039
Deferred project costs	6,327	5,667
Deferred tax asset	13,968	15,675
Other	53	150

Total assets	$107,748	$76,687

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$51
Accrued liabilities	4,907	4,200
Deferred revenues	32,563	28,305

Total current liabilities	37,470	32,556
Deferred revenues, less current portion	11,741	9,896

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 22,161,265 and 20,532,443 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	22	20
Additional paid-in capital	72,988	50,462
Notes receivable from stockholders	—	(15)
Accumulated deficit	(14,473)	(16,232)

Total stockholders’ equity	58,537	34,235

Total liabilities and stockholders’ equity	$107,748	$76,687

The accompanying notes are an integral part of the financial statements.

SciQuest, Inc.
Consolidated Statements of Operations
(in thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)

Revenues	$13,774	$10,771	$39,208	$31,459
Cost of revenues	3,560	2,329	9,521	6,776

Gross profit	10,214	8,442	29,687	24,683

Operating expenses:
Research and development	3,001	2,173	8,670	6,092
Sales and marketing	3,396	2,815	10,815	8,784
General and administrative	2,107	1,471	6,220	4,106
Management bonus plan associated with initial public offering	—	5,888	—	5,888
Amortization of intangible assets	209	75	628	226

Total operating expenses	8,713	12,422	26,333	25,096

Income (loss) from operations	1,501	(3,980)	3,354	(413)
Other (expense) income:
Interest income	23	9	67	22
Other (expense) income, net	(24)	20	(11)	1,696

Total other income, net	(1)	29	56	1,718

Income (loss) before income taxes	1,500	(3,951)	3,410	1,305
Income tax (expense) benefit	(741)	1,486	(1,651)	(566)

Net income (loss)	759	(2,465)	1,759	739
Dividends on redeemable preferred stock	—	715	—	2,079

Net income (loss) attributable to common stockholders	$759	$(3,180)	$1,759	$(1,340)

Net income (loss) attributable to common stockholders per share:
Basic	$0.03	$(0.22)	$0.08	$(0.09)
Diluted	$0.03	$(0.22)	$0.08	$(0.09)
Weighted average shares outstanding used in computing per share amounts:
Basic	22,012	14,558	21,549	14,241
Diluted	22,551	14,558	22,149	14,241
The accompanying notes are an integral part of the financial statements.

SciQuest, Inc.
Consolidated Statement of Stockholders’ Equity
(unaudited)
(in thousands except share amounts)

						Total
	Common Stock		Additional Paid-In	Notes Receivable	Accumulated	Stockholders’
	Shares	Amount	Capital	from Stockholders	Deficit	Equity
Balance as of December 31, 2010	20,532,443	$20	$50,462	$(15)	$(16,232)	$34,235
Exercise of common stock options	127,691	1	128	—	—	129
Proceeds from public offering, net of underwriting discounts and offering costs	1,150,000	1	14,996	—	—	14,997
Issuance of stock in connection with business acquisition	325,203	—	4,539	—	—	4,539
Exercise of warrants	25,928	—	—	—	—	—
Payments on notes receivable from stockholders	—	—	—	15	—	15
Stock-based compensation	—	—	2,863	—	—	2,863
Net income	—	—	—	—	1,759	1,759

Balance as of September 30, 2011	22,161,265	$22	$72,988	$—	$(14,473)	$58,537

The accompanying notes are an integral part of the financial statements.

SciQuest, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2011	2010
	(unaudited)
Cash flows from operating activities
Net income	$1,759	$739
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,551	800
Gain on sale of investment	—	(1,700)
Stock-based compensation expense	2,863	905
Contribution of stock to fund a charitable trust established by the Company	—	238
Deferred taxes	947	449
Changes in operating assets and liabilities, net of the effects of the acquisition:
Accounts receivable	557	1,393
Prepaid expenses and other current assets	359	(236)
Deferred project costs and other assets	(563)	74
Accounts payable	(51)	(23)
Accrued liabilities	183	394
Deferred revenues	3,741	(200)

Net cash provided by operating activities	11,346	2,833
Cash flows from investing activities
Business acquisition, net of cash acquired	(7,346)	—
Addition of capitalized software development costs	(595)	(521)
Purchase of property and equipment	(761)	(482)
Purchase of available-for-sale short-term investments	(15,000)	—
Maturities of available-for-sale short-term investments	7,895	—
Proceeds from sale of investment	—	1,700
Restricted cash	—	350

Net cash (used in) provided by investing activities	(15,807)	1,047
Cash flows from financing activities
Proceeds from public offering	15,405	53,010
Public offering costs	(408)	(1,871)
Redemption of preferred stock	—	(36,151)
Issuance of common and restricted stock	—	39
Repurchases of restricted stock	—	(273)
Repayment of notes payable	—	(350)
Collection of notes receivable from stockholders	15	4
Proceeds from exercise of common stock options	129	24

Net cash provided by financing activities	15,141	14,432
Net increase in cash and cash equivalents	10,680	18,312
Cash and cash equivalents at beginning of period	17,494	17,132

Cash and cash equivalents at end of period	$28,174	$35,444

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$2

Supplemental disclosure of non-cash flow information
Dividends on redeemable preferred stock	$—	$2,079

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
2. Summary of Significant Accounting Policies
Basis of presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the fiscal year or any future period. The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010, which was filed with the Securities and Exchange Commission on March 9, 2011.
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

Short-Term Investments
Management determines the appropriate classification of investments at the time of purchase and evaluates such determination as of each balance sheet date. The Company’s investments were classified as available-for-sale securities and were stated at fair value at September 30, 2011 and December 31, 2010. Realized gains and losses are included in other income (expense) based on the specific identification method. There were no realized gains or losses for the three or nine months ended September 30, 2011 and 2010. Net unrealized gains and losses on available-for-sale securities are reported as a component of other comprehensive income (loss), net of tax. As of September 30, 2011 and December 31, 2010, there were no unrealized gains or losses on available-for-sale securities. The Company regularly monitors and evaluates the fair value of its investments to identify other-than-temporary declines in value. Management believes no such declines in value existed at September 30, 2011 or December 31, 2010.
Accounts Receivable
The Company assesses the need for an allowance for doubtful accounts based on estimates of probable credit losses. This assessment is based on several factors including aging of customer accounts, known customer specific risks, historical experience and existing economic conditions. The Company generally does not require collateral for receivable balances. Accounts would be charged against the allowance after all means of collection were exhausted and recovery was considered remote. Any required provisions for doubtful accounts would be recorded in general and administrative expense. Based on management’s analysis of its outstanding accounts receivable, the Company has recorded an allowance of $17 and $0 as of September 30, 2011 and December 31, 2010, respectively.
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
Although the Company’s development efforts are primarily focused on its hosted, on-demand solution, the Company also incurs costs in connection with the development of certain of its materials management software products, which are accounted for as costs of software to be sold, leased or otherwise marketed. Under this guidance, capitalization of software development costs begins upon the establishment of technological feasibility (based on a working model approach), subject to net realizable value considerations. To date, the period between achieving technological feasibility and the general availability of such software has substantially coincided; therefore, software development costs for these products that would qualify for capitalization have been immaterial. Accordingly, the Company has not capitalized any software development costs related to certain materials management software products and has charged all such costs to research and development expense.
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

Stock-based compensation costs are based on the fair value of the underlying option calculated using the Black-Scholes option-pricing model on the date of grant for stock options. Determining the appropriate fair value model and related assumptions requires judgment, including estimating stock price volatility, forfeiture rates and expected term. The expected volatility rates are estimated based on the actual volatility of comparable public companies over the expected term. The expected term for the nine months ended September 30, 2011 and 2010, represents the average time that options that vest are expected to be outstanding based on the mid-point between the vesting date and the end of the contractual term of the award. The Company has not paid dividends and does not anticipate paying a cash dividend in the foreseeable future and, accordingly, uses an expected dividend yield of zero. The risk-free interest rate is based on the rate of U.S. Treasury securities with maturities consistent with the estimated expected term of the awards.
Segment Data
The Company manages its operations on a consolidated basis for purposes of assessing performance and making operating decisions. Accordingly, the Company has determined that it has a single reporting segment.
Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Outstanding unvested restricted stock purchased by employees is subject to repurchase by the Company and therefore is not included in the calculation of the weighted-average shares outstanding until vested. Diluted net income (loss) per share is computed giving effect to all potentially dilutive common stock, including options and restricted stock. The dilutive effect of outstanding awards is reflected in diluted earnings per share by application of the treasury stock method.
The following summarizes the calculation of basic and diluted net income (loss) attributable to common stockholders per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Basic:
Net income (loss)	$759	$(2,465)	$1,759	$739
Less: Dividends on redeemable preferred stock	—	(715)	—	(2,079)

Net income (loss) attributable to common stockholders	$759	$(3,180)	$1,759	$(1,340)

Weighted average common shares, basic	22,012,128	14,558,422	21,549,012	14,240,938
Basic net income (loss) attributable to common stockholders per share	$0.03	$(0.22)	$0.08	$(0.09)

Diluted:
Net income (loss) attributable to common stockholders	$759	$(3,180)	$1,759	$(1,340)
Weighted average common shares, basic	22,012,128	14,558,422	21,549,012	14,240,938
Dilutive effect of:
Options to purchase common stock	428,121	—	470,383	—
Warrants to purchase common stock	—	—	—	—
Nonvested shares of restricted stock	110,602	—	129,215	—

Weighted average common shares, diluted	22,550,851	14,558,422	22,148,610	14,240,938

Diluted net income (loss) attributable to common stockholders per share	$0.03	$(0.22)	$0.08	$(0.09)

The following equity instruments have been excluded from diluted net income (loss) per common share as they would be anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Common stock options	322,385	44,018	259,801	48,744
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

The Company accounts for uncertain tax positions by recognizing and measuring tax benefits taken or expected to be taken on a tax return. A tax benefit from an uncertain position may be recognized only if it is more-likely-than-not that the position is sustainable, based solely on its technical merits and consideration of the relevant taxing authority’s widely understood administrative practices and precedents. If the recognition threshold is met, only the portion of the tax benefit that is greater than fifty percent likely to be realized upon settlement with a taxing authority is recorded. The tax benefit that is not recorded is considered an unrecognized tax benefit. Interest and penalties related to uncertain tax positions are recognized as a component of income tax expense.
Recent Accounting Pronouncements
In September 2011, the FASB issued a revised accounting standard, which is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. Specifically, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. This standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company will adopt this standard in the first quarter of 2012 and does not expect the adoption will have a material impact on its financial statements.
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
The total purchase price of $13,795 consisted of $9,256 in cash and 350,568 shares of the Company’s common stock at a fair value of $4,539. The issuance of 25,365 of these shares, with an estimated fair value of $300, is subject to successful completion of certain performance targets under an earn-out arrangement with a former shareholder of AECsoft. Additionally, 299,838 shares of the Company’s common stock may be issued under an earn-out arrangement with the other former shareholders of AECsoft, upon the successful achievement of performance conditions over the next three fiscal years, including continued employment with the Company. The fair value of these shares will be recognized as stock-based compensation expense in the consolidated statement of operations over the requisite service period of the award. During the three and nine months ended September 30, 2011, the Company recognized stock-based compensation expense of $367 and $1,099, respectively, related to this earn-out arrangement.
The Company incurred acquisition costs of approximately $0 and $134 during the three and nine months ended September 30, 2011, respectively, which are included in general and administrative expense in the consolidated statements of operations. The acquisition was accounted for under the purchase method of accounting. The operating results of AECsoft are included in the accompanying consolidated financial statements from the date of acquisition.
The purchase consideration consisted of the following:

Cash	$9,256
Fair value of common stock	4,539

Total purchase consideration	$13,795

Cash acquired	(1,910)

Net purchase consideration	$11,885

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

The following unaudited proforma consolidated results of operations for the three and nine months ended September 30, 2010 assumes that the AECsoft acquisition occurred at the beginning of the year. The unaudited pro forma information combines the historical results for the Company with the historical results for AECsoft for the same period. The following unaudited pro forma information is not intended to be indicative of future operating results.

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2010	2010
Pro forma revenue	$12,046	$35,096

Pro forma net (loss) income	$(2,754)	$50

Pro forma net (loss) income per share, basic	$(0.19)	$0.00

Pro forma net (loss) income per share, diluted	$(0.19)	$0.00

4. Cash Equivalents and Short-Term Investments
The components of cash equivalents and short-term investments at September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011		December 31, 2010
		Fair Market		Fair Market
	Cost	Value	Cost	Value
Cash Equivalents:
Money market accounts	$22,905	$22,905	$8,755	$8,755
Short-term investments:
Variable rate demand notes	27,105	27,105	20,000	20,000

Total	$50,010	$50,010	$28,755	$28,755

There were no unrealized gains or losses as of September 30, 2011 or December 31, 2010.
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
As of September 30, 2011 and December 31, 2010, the Company had cash equivalents of $22,905 and $8,755, respectively, which consist of money market accounts. As of September 30, 2011 and December 31, 2010, the Company had short-term investments of $27,105 and $20,000, respectively, which consist of variable rate demand notes that are invested in corporate and municipal bonds. These variable rate demand notes have final maturities between 2020 and 2034, but are puttable by the Company at any time with seven days notice. These cash equivalents and short-term investments are classified within Level 1 of the fair value hierarchy since they are valued using quoted market prices. As of September 30, 2011 and December 31, 2010, the Company did not have any financial assets or liabilities with observable inputs not quoted on active markets (Level 2), or without observable market values that would require a high level of judgment to determine fair value (Level 3).
The fair value measurements of the Company’s financial assets at September 30, 2011 are as follows:

	Total	Level 1	Level 2	Level 3
Cash Equivalents	$22,905	$22,905	—	—
Short-term investments	27,105	27,105	—	—

Total	$50,010	$50,010	—	—

6. Property and Equipment
Property and equipment consist of the following as of September 30, 2011 and December 31, 2010:

	As of	As of
	September 30,	December 31,
	2011	2010

Furniture and equipment	$930	$605
Computer software and equipment	5,836	4,821
Leasehold improvements	349	251

Total costs	7,115	5,677
Less accumulated depreciation and amortization	(4,481)	(3,684)

Property and equipment, net	$2,634	$1,993

Depreciation expense related to property and equipment (excluding capitalized internal-use software) for the three months ended September 30, 2011 and 2010 was $188 and $137, respectively, and was $526 and $407 for the nine months ended September 30, 2011 and 2010, respectively.
Computer software and equipment includes capitalized software development costs incurred during development of the Company’s on-demand solution. The Company capitalized software development costs of $190 and $99 during the three months ended September 30, 2011 and 2010, respectively, and $595 and $521 during the nine months ended September 30, 2011 and 2010, respectively. Net capitalized software development costs totaled $1,092 and $740 as of September 30, 2011 and December 31, 2010, respectively. Amortization expense for the three months ended September 30, 2011 and 2010 related to capitalized software development costs was $105 and $70, respectively, and was $271 and $167 for the nine months ended September 30, 2011 and 2010, respectively, which is classified within cost of revenues in the accompanying consolidated statements of operations.
7. Goodwill and Other Intangible Assets
The Company acquired goodwill and certain identifiable intangible assets as part of the acquisition in January 2011 and the going private transaction in July 2004.
The changes in the carrying amount of goodwill for the nine months ended September 30, 2011 were as follows:

Balance as of December 31, 2010	$6,765
Goodwill acquired	8,954

Balance as of September 30, 2011	$15,719

A summary of intangible assets as of September 30, 2011 and December 31, 2010 follows:

	September 30, 2011
	Weighted Average	Gross Carrying	Accumulated	Net Carrying
	Amortization Period	Amount	Amortization	Amount

Acquired technology	7 years	$9,276	$(8,226)	$1,050
Customer relationships	10 years	9,400	(5,212)	4,188
Covenant not to compete	5 years	51	(7)	44
Trademarks		430	—	430

Total		$19,157	$(13,445)	$5,712

	December 31, 2010
	Weighted Average	Gross Carrying	Accumulated	Net Carrying
	Amortization Period	Amount	Amortization	Amount

Acquired technology		$8,100	$(8,100)	$—
Customer relationships	10 years	5,200	(4,591)	609
Covenant not to compete		—	—	—
Trademarks		430	—	430

Total		$13,730	$(12,691)	$1,039

Amortization expense of intangible assets was $251 and $75 for the three months ended September 30, 2011 and 2010, respectively, of which $42 and $0 is recorded in cost of revenues in the accompanying consolidated statements of operations for the three months ended September 30, 2011 and 2010, respectively. Amortization expense of intangible assets was $754 and $226 for the nine months ended September 30, 2011 and 2010, respectively, of which $126 and $0 is recorded in cost of revenues in the accompanying consolidated statements of operations for the nine months ended September 30, 2011 and 2010, respectively.
The Company estimates the following amortization expense related to its intangible assets for the years ended December 31:

2011 (remaining three months)	$279
2012	1,005
2013	978
2014	825
2015	634
Thereafter	1,561

$5,282

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
The following summarizes the activity of nonvested shares of restricted stock for the nine months ended September 30, 2011:

		Weighted-
		Average Grant
	Number of Shares	Date Fair Value
Nonvested as of December 31, 2010	174,288	$1.66
Issued	—	—
Vested	(64,975)	1.70

Nonvested as of September 30, 2011	109,313	$1.65

In conjunction with the issuance of these restricted shares, subscription note agreements were executed for certain employees. The notes are payable in four annual payments due January 1 of each calendar year and bear interest at 6%. As of September 30, 2011, there was no outstanding balance for these subscription note agreements.
Restricted stock awards are recognized in the consolidated statement of operations based on their fair values. As a result of the notes receivable being deemed nonrecourse for accounting purposes and other contractual provisions in the agreements, the related restricted stock grants are considered stock options for accounting purposes. Stock-based compensation expense of $36 and $37 was recorded during the three months ended September 30, 2011 and 2010, respectively, and $110 and $111 was recorded during the nine months ended September 30, 2011 and 2010, respectively, in connection with these restricted stock awards. The total unrecognized compensation cost related to nonvested shares of restricted stock is approximately $180 at September 30, 2011. This amount is expected to be recognized over a weighted-average period of 1.7 years.
On March 20, 2010, the Board of Directors authorized the forgiveness of the outstanding balance of the subscription note agreements issued by certain employees in connection with their previous purchases of the Company’s restricted stock. A total of $1,016 was forgiven, which included the outstanding principal note amount plus accrued but unpaid interest. The Company accounted for the forgiveness of the outstanding note balance as a modification of a stock option for accounting purposes. Accordingly, the Company measured incremental compensation expense of $746 in connection with this modification. Incremental compensation expense of $518 related to the vested shares of restricted stock was recognized immediately at the date of modification. Incremental compensation expense of $228 related to the unvested shares is recognized as additional compensation expense over the remaining vesting period. The Company recognized compensation expense of $22 and $22 during the three months ended September 30, 2011 and 2010, respectively, and recognized $66 and $562 during the nine months ended September 30, 2011 and 2010, respectively, related to this modification.
Stock Options
The Company also issues common stock options under the terms of the Plan. The following summarizes stock option activity for the nine months ended September 30, 2011:

			Weighted-	Aggregate
			Average	Intrinsic Value
		Weighted-	Remaining	as of
	Number of Options	Average	Contractual	September 30,
	Outstanding	Exercise Price	Term (In Years)	2011 (Unaudited)
Balance as of December 31, 2010	733,651	$2.76	7.7	$7,515

Options granted	803,524	$14.29
Options exercised	(127,691)	$1.00
Options canceled	(38,255)	$9.70

Balance as of September 30, 2011	1,371,229	$9.49	8.6	$7,683

Vested and expected to vest at September 30, 2011	1,180,953	$9.13	8.5	$7,452

Exercisable as of September 30, 2011	419,851	$4.41	7.2	$4,433

The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying awards and the estimated fair value of the Company’s common stock at September 30, 2011 multiplied by the number of shares that would have been received by the option holders had all option holders exercised their options on September 30, 2011. The aggregate intrinsic value of options exercised during the three months ended September 30, 2011 and 2010 was $233 and $9, respectively. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2011 and 2010 was $1,698 and $75, respectively.

The total unrecognized compensation cost related to outstanding stock options is $7,976 at September 30, 2011. This amount is expected to be recognized over a weighted-average period of 3.3 years.
The following table summarizes information about stock options outstanding and exercisable at September 30, 2011:

				Options Exercisable at
	Options Outstanding at September 30, 2011			September 30, 2011
		Weighted-Average
		Remaining	Weighted-		Weighted-
Range of		Contractual Life	Average		Average
Exercise Price	Number	(Yrs.)	Exercise Price	Number	Exercise Price
$0.08 — $0.14	91,207	3.8	$0.10	91,207	$0.10
$0.14 — $1.90	14,434	7.4	1.60	9,743	1.46
$2.04 — $8.18	448,618	7.9	3.09	232,874	2.77
$10.99 — $16.67	789,970	9.5	14.10	86,027	13.76
$16.71 — $17.50	27,000	9.7	17.10	—	—

Total	1,371,229	8.6	$9.49	419,851	$4.41

The fair value of common stock options is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:

	Nine Months Ended September 30,
	2011	2010
Estimated dividend yield	0%	0%
Expected stock price volatility	80.00 - 90.00%	100.00%
Weighted-average risk-free interest rate	1.2 - 2.7%	2.6 - 3.0%
Expected life of options (in years)	6.25	6.25
Stock-based compensation expense of $730 and $89 was recorded during the three months ended September 30, 2011 and 2010, respectively, and $1,588 and $232 was recorded during the nine months ended September 30, 2011 and 2010, respectively, related to the Company’s outstanding stock options. The weighted average grant date fair value per share for stock options granted in the three months ended September 30, 2011 was $11.21. There were no stock options granted during the three months ended September 30, 2010. The weighted average grant date fair value per share for stock options granted in the nine months ended September 30, 2011 and 2010 was $10.71 and $3.08, respectively.
As discussed in Note 3, the Company recognized stock-based compensation expense of $367 and $1,099 in the accompanying consolidated statement of operations for the three and nine months ended September 30, 2011, respectively, related to the earn-out arrangement with certain former shareholders of AECsoft.
Warrants
As of September 30, 2011, there were no outstanding warrants. As of December 31, 2010, the Company had warrants outstanding representing 26,080 shares of common stock, with all of the warrants being exercisable as of December 31, 2010 to purchase the Company’s common stock at $0.08 per share. The fair value of each warrant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 3.47%; expected lives of five years; dividend yield of 0%; and volatility factor of 80%. All warrants were issued in conjunction with prior credit agreements that have since terminated and the fair value of the warrants was recorded as a financing cost and amortized to interest expense over the term of the related debt. In February 2011, the outstanding warrants were exercised at a purchase price of $0.08 per share. The warrant holders utilized a cashless exercise option, resulting in 25,928 shares of common stock issued.
10. Income Taxes
The Company computes its provision for income taxes by applying the estimated annual effective tax rate, adjusted for any material or discrete items. The Company’s effective tax rate of 48.4% and 43.4% for the nine months ended September 30, 2011 and 2010, respectively, was higher than the federal statutory rate of 34 percent primarily due to state income taxes and non-deductible expenses. For the nine months ended September 30, 2011, non-deductible expenses included stock-based compensation, stock-based compensation associated with the earn-out arrangement and amortization of acquired intangible assets.

11. Commitments and Contingencies
Legal Contingencies
In 2001, the Company was named as a defendant in several securities class action complaints filed in the United States District Court for the Southern District of New York originating from its December 1999 initial public offering. The complaints alleged, among other things, that the prospectus used in the Company’s initial public offering contained material misstatements or omissions regarding the underwriters’ allocation practices and compensation and that the underwriters manipulated the aftermarket for the Company’s stock. These complaints were consolidated along with similar complaints filed against over 300 other issuers in connection with their initial public offerings. After several years of litigation and appeals related to the sufficiency of the pleadings and class certification, the parties agreed to a settlement of the entire litigation, which was approved by the Court on October 5, 2009. Notices of appeal to the Court’s order have been filed by various appellants. The Company has not incurred significant costs to date in connection with its defense of these claims since this litigation is covered by its insurance policy. The Company believes it has sufficient coverage under its insurance policy to cover its obligations under the settlement agreement. Accordingly, the Company believes the ultimate resolution of these matters will not have an impact on its financial position and, therefore, it has not accrued a contingent liability as of September 30, 2011 or December 31, 2010 related to this litigation.
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
12. Subsequent Events
Lease
On October 10, 2011, the Company entered into a lease agreement for additional space of approximately 12,000 square feet at its home office. The Company is committed to a total of approximately 61,000 square feet of office space through January 31, 2017.
Earn-Out Arrangement Amendment
On October 25, 2011, the Company entered into an agreement which amended the earn-out provisions pertaining to certain of the former AECsoft shareholders to remove the revenue-based performance conditions and add certain other performance conditions.

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
In the nine months ended September 30, 2011, we acquired all of the capital stock of AECsoft USA, Inc. and AEC Global (Shanghai) Co., Ltd. (collectively, “AECsoft”), which is a leading provider of supplier management and sourcing technology. AECsoft’s technology has been incorporated into our product offering as new Total Supplier Manager, Sourcing Director and Supplier Diversity Manager modules as well as providing increased functionality for some of our preexisting modules. The purchase price consisted of approximately $9.3 million in cash and 350,568 shares of our common stock. The issuance of 25,365 of these shares is subject to successful completion of certain performance targets under an earn-out arrangement with a former shareholder of AECsoft. Additionally, 299,838 shares of our common stock may be issued under an earn-out arrangement with the other former shareholders of AECsoft, based on successful achievement of such performance conditions over the next three fiscal years and continued employment with us. These shares will be recognized as stock-based compensation expense in the consolidated statement of operations over the requisite service period of the award. The performance conditions originally related primarily to the amount of revenue we recognize from AECsoft’s products and services during each of 2011, 2012 and 2013. In October 2011, the performance conditions for certain of the former AECsoft shareholders were amended to remove the revenue-based conditions and add certain other conditions. If the performance conditions are met in full, we will issue 121,951 shares of common stock on or about March 31, 2012, 121,951 shares of common stock on or about March 31, 2013 and 81,301 shares of common stock on or about March 31, 2014. The purchase price included $1.275 million in cash and 103,659 shares of common stock that have been deposited in escrow to satisfy potential indemnification claims.
Key Financial Terms and Metrics
We have several key financial terms and metrics. During the nine months ended September 30, 2011, there were no changes in the definitions of our key financial terms and metrics, which are discussed in more detail under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Terms and Metrics” included in our annual report on Form 10-K for the year ended December 31, 2010, which was filed with the Securities and Exchange Commission on March 9, 2011.

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
During the nine months ended September 30, 2011, there were no significant changes in our critical accounting policies or estimates. See Note 2 to our financial statements included elsewhere in this Quarterly Report on Form 10-Q and under the heading “Critical Accounting Policies” in our annual report on Form 10-K as filed with the Securities and Exchange Commission for additional information regarding our critical accounting policies, as well as a description of our other significant accounting policies.
Results of Operations
The following table sets forth, for the periods indicated, our results of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenues	$13,774	$10,771	$39,208	$31,459
Cost of revenues (1) (2)	3,560	2,329	9,521	6,776

Gross profit	10,214	8,442	29,687	24,683

Operating expenses: (1)
Research and development	3,001	2,173	8,670	6,092
Sales and marketing	3,396	2,815	10,815	8,784
General and administrative	2,107	1,471	6,220	4,106
Management bonus plan associated with initial public offering	—	5,888	—	5,888
Amortization of intangible assets	209	75	628	226

Total operating expenses	8,713	12,422	26,333	25,096

Income (loss) from operations	1,501	(3,980)	3,354	(413)
Interest and other income, net	(1)	29	56	1,718

Income (loss) before income taxes	1,500	(3,951)	3,410	1,305
Income tax (expense) benefit	(741)	1,486	(1,651)	(566)

Net income (loss)	$759	$(2,465)	$1,759	$739

(1)	Amounts include stock-based compensation expense, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Cost of revenues	$105	$21	$213	$52
Research and development	279	22	794	197
Sales and marketing	295	21	854	139
General and administrative	476	85	1002	517

	$1,155	$149	$2,863	$905

(2)	Cost of revenues includes amortization of capitalized software development costs of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Amortization of capitalized software development costs	$105	$70	$271	$167
Amortization of acquired software	42	—	126	—

	$147	$70	$397	$167

The following table sets forth, for the periods indicated, our results of operations expressed as a percentage of revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenues	100%	100%	100%	100%
Cost of revenues	26	22	24	21

Gross profit	74	78	76	79

Operating expenses:
Research and development	22	20	22	19
Sales and marketing	25	26	27	28
General and administrative	15	13	16	13
Management bonus plan associated with initial public offering	—	55	—	19
Amortization of intangible assets	1	1	2	1

Total operating expenses	63	115	67	80

Income (loss) from operations	11	(37)	9	(1)
Interest and other income, net	—	—	—	5

Income (loss) before income taxes	11	(37)	9	4
Income tax (expense) benefit	(5)	14	(4)	(2)

Net income (loss)	6%	(23)%	5%	2%

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010
Revenues. Revenues for the three months ended September 30, 2011 were $13.8 million, an increase of $3.0 million, or 28%, over revenues of $10.8 million for the three months ended September 30, 2010. The increase in revenues resulted primarily from an increase in the number of customers from 177 as of September 30, 2010 to 325 as of September 30, 2011, recognition of revenue for a full three-month period for the new customers added in, and subsequent to, the three months ended September 30, 2010, as well as new sales resulting from the acquisition of AECsoft in January 2011. We have increased our customer count through our continued efforts to enhance brand awareness, our sales and marketing efforts, and our AECsoft acquisition in January 2011.
Cost of Revenues. Cost of revenues for the three months ended September 30, 2011 was $3.6 million, an increase of $1.3 million, or 57%, over cost of revenues of $2.3 million for the three months ended September 30, 2010. As a percentage of revenues, cost of revenues increased to 26% for the three months ended September 30, 2011 from 21% from the three months ended September 30, 2010. The increase in dollar amount primarily resulted from a $1.0 million increase in employee-related costs attributable to our existing and additional implementation service personnel, and a $0.1 million increase in stock-based compensation expense. We had 110 full-time equivalents in our implementation services, supplier enablement services, customer support, and client partner organizations at September 30, 2011, of which 16 were added as part of our acquisition of AECsoft, compared to 70 full-time equivalents at September 30, 2010.
Research and Development Expenses. Research and development expenses for the three months ended September 30, 2011 were $3.0 million, an increase of $0.8 million, or 36%, from research and development expenses of $2.2 million for the three months ended September 30, 2010. As a percentage of revenues, research and development expense increased to 22% for the three months ended September 30, 2011 from 20% for the three months ended September 30, 2010. The increase in dollar amount was due primarily to a $0.3 million increase in employee-related costs attributable to our existing and additional research and development personnel, a $0.3 million increase in stock-based compensation expense, and a $0.2 million increase in other research and development spend. We had 69 full-time equivalents in our research and development organization at September 30, 2011, of which 2 were added as part of our acquisition of AECsoft, compared to 60 full-time equivalents at September 30, 2010.
Sales and Marketing Expenses. Sales and marketing expenses for the three months ended September 30, 2011 were $3.4 million, an increase of $0.6 million, or 21%, over sales and marketing expenses of $2.8 million for the three months ended September 30, 2010. As a percentage of revenues, sales and marketing expenses decreased to 25% for the three months ended September 30, 2011 from 26% for the three months ended September 30, 2010. The increase in dollar amount was due primarily to a $0.4 million increase in employee-related costs attributable to our existing and additional sales and marketing personnel, and a $0.3 million increase in stock-based compensation expense. We had 51 full-time equivalents in our sales and marketing organization at September 30, 2011, of which 4 were added as part of our acquisition of AECsoft, compared to 46 full-time equivalents at September 30, 2010.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2011 were $2.1 million, an increase of $0.6 million, or 40%, over general and administrative expenses of $1.5 million for the three months ended September 30, 2010. As a percentage of revenues, general and administrative expenses increased to 15% for the three months ended September 30, 2011, from 14% for the three months ended September 30, 2010. The increase was primarily due to a $0.2 million increase in employee-related costs attributable to our existing and additional general and administrative personnel, and a $0.4 million increase in stock-based compensation expense. We had 18 full-time equivalents in our general and administrative organization at September 30, 2011, compared to 13 full-time equivalents at September 30, 2010.
Management Bonus Plan Associated with Initial Public Offering. The one-time expense from the management bonus associated with the initial public offering for the three months ended September 30, 2010 was $5.9 million, or 55% of revenues, compared to none for the three months ended September 30, 2011. In 2010, we paid one-time cash bonuses to certain members of management in connection with the initial public offering. The total bonus payments of $5.9 million are recognized as operating expenses in the three months ended September 30, 2010.
Amortization of Intangible Assets. Amortization of intangible assets for the three months ended September 30, 2011 were $0.2 million, an increase of $0.1 million or 100%, over amortization of intangible assets of $0.1 million for the three months ended September 30, 2010. As a percentage of revenues, amortization of intangible assets was 1% for the both the three months ended September 30, 2011 and 2010. The increase in dollar amount was due to amortization attributable to intangible assets acquired in connection with our acquisition of AECsoft in January 2011.
Income Tax (Expense) Benefit. Income tax expense for the three months ended September 30, 2011 was $0.7 million, compared to a $1.5 million benefit for the three months ended September 30, 2010. The expense for the three months ended September 30, 2011 was based on increases in both our taxable income and our effective tax rate. The benefit for the three months ended September 30, 2010 resulted from an adjustment to our projected annual pre-tax income due to the additional expense associated with the management bonus in connection with the initial public offering, which adjusted our estimated effective tax rate.
Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010
Revenues. Revenues for the nine months ended September 30, 2011 were $39.2 million, an increase of $7.7 million, or 24%, over revenues of $31.5 million for the nine months ended September 30, 2010. The increase in revenues resulted primarily from an increase in the number of customers from 177 as of September 30, 2010 to 325 as of September 30, 2011, recognition of revenue for a full nine-month period for the new customers added in, and subsequent to, the nine months ended September 30, 2010, as well as new sales resulting from the acquisition of AECsoft in January 2011. We have increased our customer count through our continued efforts to enhance brand awareness, our sales and marketing efforts, and our AECsoft acquisition in January 2011.
Cost of Revenues. Cost of revenues for the nine months ended September 30, 2011 was $9.5 million, an increase of $2.7 million, or 40%, over cost of revenues of $6.8 million for the nine months ended September 30, 2010. As a percentage of revenues, cost of revenues increased to 24% for the nine months ended September 30, 2011 from 22% from the nine months ended September 30, 2010. The increase in dollar amount primarily resulted from a $2.1 million increase in employee-related costs attributable to our existing and additional implementation service personnel, a $0.2 million increase in stock-based compensation expense, and a $0.4 million increase in other spend. We had 110 full-time equivalents in our implementation services, supplier enablement services, customer support, and client partner organizations at September 30, 2011, of which 16 were added as part of our acquisition of AECsoft, compared to 70 full-time equivalents at September 30, 2010.
Research and Development Expenses. Research and development expenses for the nine months ended September 30, 2011 were $8.7 million, an increase of $2.6 million, or 43%, from research and development expenses of $6.1 million for the nine months ended September 30, 2010. As a percentage of revenues, research and development expense increased to 22% for the nine months ended September 30, 2011 from 19% for the nine months ended September 30, 2010. The increase in dollar amount was due primarily to a $1.3 million increase in employee-related costs attributable to our existing and additional research and development personnel, a $0.6 million increase in stock-based compensation expense, and a $0.5 million increase in other research and development spend. We had 69 full-time equivalents in our research and development organization at September 30, 2011, of which 2 were added as part of our acquisition of AECsoft, compared to 60 full-time equivalents at September 30, 2010.
Sales and Marketing Expenses. Sales and marketing expenses for the nine months ended September 30, 2011 were $10.8 million, an increase of $2.0 million, or 23%, over sales and marketing expenses of $8.8 million for the nine months ended September 30, 2010. As a percentage of revenues, sales and marketing expenses were 28% for both the nine months ended September 30, 2011 and 2010. The increase in dollar amount was due primarily to a $0.9 million increase in employee-related costs attributable to our existing and additional sales and marketing personnel, a $0.7 million increase in stock-based compensation expense, and a $0.4 million increase in other sales and marketing spend. We had 51 full-time equivalents in our sales and marketing organization at September 30, 2011, of which 4 were added as part of our acquisition of AECsoft, compared to 46 full-time equivalents at September 30, 2010.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2011 were $6.2 million, an increase of $2.1 million, or 51%, over general and administrative expenses of $4.1 million for the nine months ended September 30, 2010. As a percentage of revenues, general and administrative expenses increased to 16% for the nine months ended September 30, 2011, from 13% for the nine months ended September 30, 2010. The increase was primarily due to a $0.7 million increase in employee-related costs attributable to our existing and additional general and administrative personnel, a $0.8 million increase in public company costs, a $0.5 million increase in stock-based compensation expense, and a $0.1 million increase in acquisition related costs attributed to our acquisition of AECsoft in January 2011. We had 18 full-time equivalents in our general and administrative organization at September 30, 2011, compared to 13 full-time equivalents at September 30, 2010.
Management Bonus Plan Associated with Initial Public Offering. The one-time expense from the management bonus associated with the initial public offering for the nine months ended September 30, 2010 was $5.9 million, or 19% of revenues, compared to none for the nine months ended September 30, 2011. In 2010, we paid one-time cash bonuses to certain members of management in connection with the initial public offering. The total bonus payments of $5.9 million are recognized as operating expenses in the nine months ended September 30, 2010.
Amortization of Intangible Assets. Amortization of intangible assets for the nine months ended September 30, 2011 were $0.6 million, an increase of $0.4 million or 200%, over amortization of intangible assets of $0.2 million for the nine months ended September 30, 2010. As a percentage of revenues, amortization of intangible assets increased to 2% for the nine months ended September 30, 2011 from 1% for the nine months ended September 30, 2010. The increase in dollar amount was due to amortization attributable to intangible assets acquired in connection with our acquisition of AECsoft in January 2011.
Interest and Other Income. Interest and other income for the nine months ended September 30, 2011 was $0.1 million, a decrease of $1.6 million or 94%, over $1.7 million for the nine months ended September 30, 2010. As a percentage of revenues, interest and other income was 5% for the nine months ended September 30, 2010. This decrease was due to a gain on the sale of warrants we had in an unaffiliated private company during the nine months ended September 30, 2010.
Income Tax Expense. Income tax expense for the nine months ended September 30, 2011 was $1.7 million, an increase of $1.1 million, or 183%, over income tax expense of $0.6 million for the nine months ended September 30, 2010. The increase was due to increases in both our taxable income and our effective tax rate.
Liquidity
Net Cash Flows from Operating Activities
Net cash provided by operating activities was $11.3 million during the nine months ended September 30, 2011. The amount of our net cash provided by operating activities is primarily a result of the timing of cash payments from our customers, offset by the timing of our primary cash expenditures, which are employee salaries. The cash payments from our customers will fluctuate quarterly as our new business sales normally fluctuate quarterly, primarily due to the timing of client budget cycles, with the second and fourth quarters of each year generally having the most sales and the first and third quarters generally having fewer sales. The cash payments from customers are typically due annually on the anniversary date of the initial contract. The cash payments from customers were approximately $44 million during the nine months ended September 30, 2011. The cash payments to employees are typically ratable throughout the fiscal year, with the exception of annual incentive payments, which occur in the first quarter. The cash expenditures for employee salaries, including incentive payments, were approximately $21 million during the nine months ended September 30, 2011.
For the nine months ended September 30, 2011, net cash provided by operating activities of $11.3 million was primarily the result of the following, exclusive of acquired assets and liabilities, $1.8 million of net income plus a $3.7 million increase in deferred revenues, non-cash stock-based compensation of $2.9 million, non-cash depreciation and amortization of $1.6 million, a $0.9 million decrease in deferred taxes, a $0.6 million decrease in accounts receivable, and a $0.4 million decrease in prepaid expenses, less a $0.6 million increase in deferred project costs and other assets.
For the nine months ended September 30, 2010, net cash provided by operating activities of $2.8 million was primarily the result of $0.7 million of net income plus a $1.4 million decrease in accounts receivable, non-cash stock-based compensation of $0.9 million, non-cash depreciation and amortization of $0.8 million, a $0.4 million decrease in deferred taxes, and a $0.2 million non-recurring contribution of stock to fund a charitable trust, less a $1.7 million gain on the sale of warrants. Our accounts receivable typically decrease in our third quarter due to our historically lower levels of new sales in our third quarter.
As of September 30, 2011, we had net operating loss carryforwards of approximately $190 million available to reduce future federal taxable income. In the future, we may fully utilize our available net operating loss carryforwards and would begin making income tax payments at that time. In addition, the limitations on utilizing net operating loss carryforwards and other minimum state taxes may also increase our overall tax obligations. We expect that if we generate taxable income and/or we are not allowed to use net operating loss carryforwards for federal/state income tax purposes, our cash generated from operations will be adequate to meet our income tax obligations.

Net Cash Flows from Investing Activities
For the nine months ended September 30, 2011, net cash used in investing activities was $15.8 million, consisting of the acquisition of AECsoft, net of cash acquired, of $7.3 million, the net purchase of $7.1 million of short-term investments, various capital expenditures of $0.8 million and capitalization of $0.6 million of software development costs. In general, our capital expenditures are for our network infrastructure to support our increasing customer base and growth in new business and for internal use, such as equipment for our increasing employee headcount.
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
Net Cash Flows from Financing Activities
For the nine months ended September 30, 2011, net cash provided by financing activities was $15.1 million, consisting primarily of $15.4 million in proceeds from our public offering net of underwriting discounts, offset by $0.4 million expenditures for public offering costs.
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
Off-Balance Sheet Arrangements
As of September 30, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space, we do not engage in off-balance sheet financing arrangements. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
Capital Resources
Our future capital requirements may vary materially from those now planned and will depend on many factors, including the costs to develop and implement new products and services, to acquire new businesses, products or technologies, the sales and marketing resources needed to further penetrate our targeted vertical markets and gain acceptance of new modules we develop, the expansion of our operations in the United States and internationally and the response of competitors to our products and services. Historically, we have experienced increases in our expenditures consistent with the growth in our operations and personnel, and we anticipate that our expenditures will continue to increase as we grow our business. We expect our research and development, sales and marketing and capital expenditures to decline as a percentage of revenues, but increase in absolute dollars in the future. In the future, we may also acquire complementary businesses, products or technologies. We have no formal agreements or commitments with respect to any acquisitions at this time.
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

Contractual and Commercial Commitment Summary
We have contractual obligations that require us to make future cash payments. On June 6, 2011 and October 10, 2011, the Company entered into lease agreements that increased the amount of leased space for the Company’s headquarters to a total of approximately 61,000 square feet through January 31, 2017. As a result, the contractual and commercial commitments that are discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual and Commercial Commitment Summary” included in our annual report on Form 10-K for the year ended December 31, 2010, which was filed with the Securities and Exchange Commission on March 9, 2011 have been updated as follows:

		Payments Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
	(In thousands)

Operating lease commitments	$7,121	$668	$2,539	$2,479	$1,435
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
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, an evaluation as of September 30, 2011 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2011, were effective for the purposes stated above.
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
In 2001, we were named as a defendant in several securities class action complaints filed in the United States District Court for the Southern District of New York originating from our December 1999 initial public offering. The complaints alleged, among other things, that the prospectus used in our December 1999 initial public offering contained material misstatements or omissions regarding the underwriters’ allocation practices and compensation and that the underwriters manipulated the aftermarket for our stock. These complaints were consolidated along with similar complaints filed against over 300 other issuers in connection with their initial public offerings. After several years of litigation and appeals related to the sufficiency of the pleadings and class certification, the parties agreed to a settlement of the entire litigation, which was approved by the Court on October 5, 2009. Notices of appeal to the Court’s order have been filed by various appellants. We have not incurred significant costs to date in connection with our defense of these claims since this litigation is covered by our insurance policy. We believe we have sufficient coverage under our insurance policy to cover our obligations under the settlement agreement. Accordingly, we believe the ultimate resolution of these matters will not have an impact on our financial position and, therefore, we have not accrued a contingent liability as of September 30, 2011.
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
Rudy C. Howard
Chief Financial Officer (Principal Financial and Accounting Officer) Date: November 10, 2011