Form 10-K
period 2011-12-31
SCIQUEST INC
filed 2012-02-24
CIK 1082526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on the NASDAQ Global Market as of the last business day of its most recently completed second fiscal quarter was $350,899,451.

As of January 31, 2012, 22,142,869 shares of the registrant’s common stock, par value $0.001 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III — Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s 2011 fiscal year. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be a part of this report on Form 10-K.

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

Overview

We provide leading on-demand strategic procurement and supplier management solutions that integrate our customers with their suppliers to improve procurement of indirect goods and services. Our on-demand software enables organizations to realize the benefits of strategic procurement by identifying and establishing contracts with preferred suppliers, driving spend to those contracts and promoting process efficiencies through electronic transactions. Strategic procurement is the optimization of tasks throughout the cycle of finding, procuring, receiving and paying for indirect goods and services, which can result in increased efficiency, reduced costs and increased insight into an organization’s buying patterns. Supplier management is the collection and processing of relevant supplier information, communications and other interactions throughout the supplier life cycle. Using our managed SciQuest Supplier Network, our customers do business with many thousands of unique suppliers and spend billions of dollars annually.

Our core target markets for our strategic procurement products are higher education, life sciences, healthcare and state and local governments. In addition, we market our supplier management products in the broader commercial market without regard to specific verticals and are expanding our efforts in the broader commercial market to include our strategic procurement products. Our customers are the purchasing organizations and individual employees that purchase indirect goods and services using our solution. We tailor our strategic procurement solutions for each of the vertical markets we serve by offering industry-specific functionality, content and supplier connections while our supplier management solutions are generally applicable across vertical markets. Once connected to our network, customers and suppliers can easily exchange real-time electronic procurement information and conduct transactions. As of December 31, 2011, we served 321 customers operating in 17 countries and offered our solution in eight languages and 32 currencies. Our value proposition has led to an average annual customer renewal rate, on a dollar basis, of approximately 100% over the last three fiscal years.

We deliver our solution over the Internet using a Software-as-a-Service, or SaaS, model, which enables us to offer greater functionality, integration and reliability with less cost and risk to the organization than traditional on-premise solutions. Customers pay us subscription fees and implementation service fees for the use of our solution under multi-year contracts that are generally three to five years in length, although a significant portion of our contracts for our supplier management solutions are one-year contracts with annual renewal provisions. We typically receive subscription payments annually in advance and implementation service fees as the services are performed, typically within the first three to eight months of contract execution. Unlike many other providers of procurement solutions, we do not charge suppliers any fees for the use of our network because suppliers ultimately may pass on such costs to the customer.

We were founded in 1995 as an e-commerce business-to-business exchange for scientific products and conducted an initial public offering in 1999. In 2001, we brought in a new management team, exited the business-to-business exchange model and began selling our on-demand strategic procurement solution. Our company was subsequently taken private in 2004. Since 2001, we have focused on developing our current on-demand business model, building out our technology, acquiring a critical mass of customers in our higher education and life sciences vertical markets, and selectively expanding our solution to serve the healthcare and state and local government markets. In September 2010, we completed an initial public offering of our common stock, raising net proceeds of approximately $51 million prior to the redemption of our outstanding preferred stock for $36 million. In April 2011, we completed a follow-on public offering of our common stock, raising net proceeds of approximately $15.0 million, excluding proceeds received by selling stockholders.

In January 2011, we acquired all of the capital stock of AECsoft USA, Inc., or “AECsoft”, which is a leading provider of supplier management and sourcing technology. AECsoft’s technology has been incorporated into our product offering as our Total Supplier Manager, Sourcing Director and Supplier Diversity Manager modules. The purchase price consisted of approximately $9 million in cash and 350,568 shares of our common stock. The issuance of 25,365 of these shares is subject to successful completion of certain performance targets under an earn-out arrangement with a former shareholder of AECsoft. Additionally, 299,838 shares of our common stock may be issued under an earn-out arrangement with the former shareholders of AECsoft, based on successful achievement of certain performance conditions over the next three fiscal years and continued employment with us. These shares are being recognized as compensation expense in the statement of operations over the requisite service period of the award. The performance conditions originally related primarily to the amount of revenue we recognize from AECsoft’s products and services during each of 2011, 2012 and 2013. In October 2011, we agreed with certain of the former AECsoft shareholders to remove their revenue-based conditions and add certain other conditions. The performance conditions for 2011 were met in full, and we will issue 121,951 shares of common stock on or before March 31, 2012. If the performance conditions for 2012 and 2013 are met in full, we will issue 121,951 shares of common stock on or before March 31, 2013 and 81,301 shares of common stock on or before March 31, 2014. The purchase price included $1.275 million in cash and 103,659 shares of common stock that were deposited in escrow to satisfy potential indemnification claims, of which $1.052 million in cash and 85,544 shares of common stock remain as of December 31, 2011.

Our revenues have grown to $53.4 million in 2011 from $36.1 million in 2009, and our Adjusted Free Cash Flow increased to $14.3 million in 2011 from $6.8 million in 2009 (Adjusted Free Cash Flow is not determined in accordance with GAAP and is not a substitute for or superior to financial measures determined in accordance with GAAP; for further discussion regarding Adjusted Free Cash Flow and a reconciliation of Adjusted Free Cash Flow to cash flows from operations, see footnote 4 to the table in “Part II, Item 6, Selected Financial Data” included elsewhere in this Report). No customer accounted for more than 10% of our revenues during 2009, 2010 or 2011. Our high customer retention, combined with our long-term contracts, increases the visibility and predictability of our revenues compared with traditional perpetual license-based software businesses. We manage our business with three key principles: focus on customer value, vertical market expertise and financial stewardship.

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

The procurement process for indirect goods and services is often not well-managed or controlled. Buyers generally follow a sequential set of processes, referred to as the “source-to-settle” cycle, which is comprised of the following steps:

•	identify which suppliers have the required goods and services;

•	negotiate purchasing or contractual relationships;

•	establish a mechanism to transact business;

•	find, compare, approve and order the necessary goods and services;

•	receive, inspect and pay for the goods and services; and

•	analyze spending for potential savings, contract compliance, supplier risk and supplier performance.

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

Deeper insight in spend behavior of the organization also allows greater control in managing its supplier base. Typically, many departments in an organization work with the same supplier but have separate interactions independent from each other, which cause duplication and extra effort. By managing supplier information and interaction centrally, the organization can reduce costs through better management of the supply base, increased competition among its suppliers, more focused buying power and greater collaboration with core suppliers to manage supply chain risk and supply chain performance.

Our target market for strategic procurement of indirect goods and services is a subset of the broader supply procurement and sourcing application chain management market, which AMR Research estimates in a July 2009 report entitled “The Global Enterprise Application Market Sizing Report, 2008-2013” as a $2.9 billion global opportunity in 2010, growing at an 8% compounded annual growth rate from 2010 through 2013. According to a Gartner report entitled “Forecast: Procurement Technologies, Worldwide, 2011-2015” published in September 2012, the procurement software market is forecast to grow 10.1% during the next five years to $3.5 billion in 2015.

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

•

Dissatisfied employees. Employees prefer an efficient and user-friendly procurement process. Manual, non-integrated processes often lead to excess costs, delays and errors, resulting in a frustrating experience. In addition, employees may be unable to track the goods and supplies already on-hand, thus leading to excess purchases.

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

Our Solution

We offer on-demand strategic procurement and supplier management solutions that enable organizations to more efficiently source indirect goods and services, manage their spend, manage their supplier relationships, obtain the benefits of compliance with purchasing policies and negotiating power with suppliers. Our on-demand strategic procurement and supplier management software suite coupled with our managed supplier network forms our integrated solution, which is designed to achieve rapid and sustainable savings. Our solution provides customers with a set of products and services that enable them to optimize existing procurement processes by automating the entire source-to-settle process. The SciQuest Supplier Network acts as a communications hub that connects our customers to many thousands of unique suppliers.

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

•

Content and functionality specific to our vertical markets. While we offer a single solution that is applicable to all vertical markets, our strategic procurement products have specific configurable functionality that meets the unique needs of our targeted vertical markets. We have a critical mass of suppliers to achieve economies of scale, and new suppliers can be readily added as the needs of our customers dictate.

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

Our Business Strengths

In addition to our differentiated customer solution, we believe our market approach and business model offer specific benefits that are instrumental to our successful growth. These include:

•

Focus on customer value. Delivering value to our customers is at the core of our business philosophy. We focus extensively on ensuring that customers achieve maximum benefit from our solution, and we proactively engage with our customers to continually improve our software and services. To this end, our eprocurement customers are partnered with a member of our client partner organization that proactively assists that customer to maximize the ROI and related benefits from their implementation of our solution. This has led to a 33% compound annual growth rate in the number of transactions by customers through our system over the last three years, a 19% compound annual growth rate in the transaction volume by dollar through our system over the last three years, and a 27% compound annual growth rate in the number of active users over the past three years. In addition, each customer has access to our separate client support staff. Our customer-centric focus, significant domain expertise and integrated solution have led to the establishment of consistent long-term customer relationships, exemplified by an average annual customer renewal rate, on a dollar basis, of approximately 100% over the last three years.

•

Expertise in our core target markets. Because we have developed a solution that solves specific procurement problems for customers in our core targeted markets, we are able to differentiate ourselves from other solution providers that are solely horizontally focused. As a result, we are able to drive greater value to customers in these markets through increased cost savings and improved contract compliance. Additionally, we can be more efficient in our sales and marketing efforts in these target markets through an understanding of the specific needs and requirements of our customers. Our domain expertise allows us to provide our customers with a highly tailored and differentiated solution that is difficult for our competitors to replicate.

•

Extensive content and supplier network. Essential to our strategic procurement solution is building a critical mass of relevant suppliers. Suppliers are not charged any fees or transaction costs for purchases consummated through the SciQuest Supplier Network, which has facilitated the growth of our network to many thousands of unique suppliers servicing the higher education, life sciences, healthcare, state and local government markets as well as the broader commercial market. Upon signing of a new customer, we seek to add that customer’s suppliers to our supplier network. We charge our customers for each of their suppliers who they choose to integrate into our supplier network. Therefore, to the extent that a customer’s suppliers are already on our supplier network, our costs to enable these suppliers are reduced, allowing us to benefit from improved operating margins and other economies of scale.

•

Ability to manage costs. While we manage our business to maximize customer benefit, we also seek to optimize returns to our stockholders and employees by managing our cost structure. Our culture of lean management principles extends from our senior management throughout our company, including our development processes and our professional services engagements. This lean management of our cost structure has kept our capital expenditures low and helped lower our operating expenses as a percentage of revenues from 95% in 2007 to 65% in 2011.

•

High visibility business model. Our customers pay us subscription fees and implementation service fees for the use of our solution under either multi-year contracts that are generally three to five years in length or one-year contracts with annual renewal provisions, and we typically receive cash payments annually in advance. The recurring nature of our revenues provides high visibility into future performance, and the upfront payments result in cash flow generation in advance of revenue recognition. For each of the last three years, greater than 80% of our revenues were recognized from contracts that were in place at the beginning of the year.

Our Growth Strategy

We seek to become the leading provider of strategic procurement solutions for indirect goods and services. Our key strategic initiatives include:

•

Further penetrating our core target markets. Over 70% of our revenues currently come from the higher education and life sciences vertical markets, where we have a significant operating history, with the remainder of our revenues primarily coming from our newer healthcare and state and local government markets and other commercial customers. We will continue to focus our efforts on acquiring new customers in our target markets. We intend to invest in sales and marketing to increase our profile in the healthcare, state and local government and general commercial markets while increasing our emphasis on mid-sized customer acquisition opportunities in the higher education and life sciences markets.

•

Capitalizing on cross-selling opportunities into our installed customer base. As of December 31, 2011, our solution was being used by 321 customers. Our existing customer base provides us with a significant opportunity to sell additional modules and new products that we may develop or acquire. For the year ended December 31, 2011, approximately 35% of new sales consisted of sales of additional modules and services to existing customers, which is an increase from 20% for each of the years ended December 31, 2009 and 2010. For instance, we are selling the supplier management and sourcing products that we acquired from AECsoft throughout our customer base. We plan to develop and/or acquire additional modules and products to sell to our existing customers by leveraging our position as a trusted strategic procurement solution vendor in our core targeted markets.

•

Selectively pursuing acquisitions. We may pursue acquisitions of businesses, technologies and solutions that complement our existing offerings in an effort to accelerate our growth, enhance the capabilities of our existing solution and broaden our solution offerings. For example, in January 2011, we acquired AECsoft, which is a leading provider of supplier management and sourcing technology. We also may pursue acquisitions that allow us to expand into new markets or geographies where we do not have a significant presence.

•

Expanding beyond our existing vertical markets. In the future, we intend to expand into new vertical markets where we have developed a meaningful customer presence, whether through our supplier management solution or otherwise. Markets that are adjacent to, or have similarities to, our existing target markets and where we can leverage our market expertise will be particularly attractive opportunities. For instance, we expanded into the healthcare and state and local government markets because they are both adjacent to and have similar procurement characteristics as the higher education and life sciences markets. Vertical markets where procurement is still predominately handled through paper processing, with multiple suppliers of high volume, low-cost goods, offer potential expansion opportunities. We are currently pursuing opportunities outside of our core target markets, particularly with respect to our supplier management products that are generally sold without regard to vertical market. As we do so, we intend to seek opportunities to sell our strategic procurement products to commercial customers in new vertical markets. We may pursue such expansion through internal product development, sales and marketing initiatives or strategic acquisitions.

•

Investing in international expansion to acquire new customers. We believe that the market outside the United States offers us significant growth potential. Currently, we have customers operating in 17 countries and offer our solution in eight languages and 32 currencies, although many of our international sales have consisted of sales to multinational organizations with operations in the United States. To date, sales to customers that are not based in the United States have represented an insignificant portion of our annual sales. We intend to continue our international expansion by increasing our international direct sales force and establishing additional third-party sales relationships in an effort to leverage our leadership position and reputation as a leading provider of strategic procurement solutions to organizations with global operations.

Our Products and Services

Our strategic procurement and supplier management solutions automate the source-to-settle process. We provide our solution on-demand over the Internet using a SaaS model, which enables us to offer greater functionality, integration and reliability with less cost and risk than traditional on-premise solutions. We continue to evolve our solution based on our interaction with our customers around the world.

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

The following table provides an overview of the modules of our solution:

Module	Key Features
Sourcing Director

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

•      Promotes preferred suppliers

•      Provides an intuitive procurement user environment

•      Provides visibility into spending

•      Enhances visibility into contract spending and compliance, including comparison of contract budget versus contract spending

•      Enables broad procurement collaboration between multiple business units, consortia members or an open pCard marketplace

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

Total Supplier Manager

•      Creates an online, centralized repository of all suppliers

•      Provides insights into supplier capabilities during the initial registration process by incorporating commodity/category specific information

•      Automates supplier setup processes to help migrate suppliers from prospect to active status

•      Identifies and classifies diverse suppliers and appends additional industry codes

•      Supports collection and validation of insurance certificates and other risk-related documentation

•      Collects and reports on supplier compliance and sustainability information

Module	Key Features
Supplier Diversity Manager

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

•      Supports 2nd tier (subcontractor) reporting of direct, indirect or project-based sub spends

Materials Management

•      Provides comprehensive, stockroom-level inventory management, reducing backorders and stockouts

•      Integrates available onsite inventory with product searches to avoid redundant purchases

•      Maintains trusted inventory count

•      Manages multiple inventory locations

•      Controls user access to inventory

Total Supplier Manager and Supplier Diversity Manager are our supplier management products that may be sold as part of our full procurement product suite or as stand-alone products.

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

SciQuest Supplier Network

The SciQuest Supplier Network is a SaaS communications hub that enables efficient and automated transaction interactions between our customers and their existing suppliers. It is the single integration point between our customers and their suppliers that also provides customers with on-demand access to comprehensive and up-to-date multi-commodity supplier catalogs. By utilizing the SciQuest Supplier Network, our customers and their suppliers can connect in a hub-and-spoke configuration versus a one-to-one configuration, dramatically reducing the cost of integration. The SciQuest Supplier Network also provides customers with the infrastructure to add additional suppliers as needed. The dollar volume of transactions conducted through the SciQuest Supplier Network has increased from less than approximately $5.6 billion in 2008 to approximately $9.5 billion in 2011. The SciQuest Supplier Network includes suppliers of broad commodity categories such as:

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

Customers

As of December 31, 2011, we served 321 customers operating in 17 countries and offered our solution in eight languages and 32 currencies. As of December 31, 2011, we had approximately 150,000 active users of our solution within our customer organizations. In 2009, 2010 and 2011, substantially all of our revenues were derived from customers in the United States or United States-based multinational companies. No customer accounted for more than 10% of our total revenues in 2009, 2010 and 2011. Our ten largest customers accounted for no more than 25% of our total revenues in 2009, 2010 and 2011. The markets in which our customers operate include higher education, life sciences, healthcare and state and local governments as well as the broader commercial market.

Higher Education. We serve over 159 higher education institutions, including research intensive universities, state-wide university systems and community colleges, at more than 275 campuses. Over 65% of our higher education customers have annual expenditures in excess of $250 million, with over 25% of these customers having annual expenditures exceeding $1 billion.

Life Sciences. We serve 37 pharmaceutical and bio-technology customers, which include 12 of the top 15 global pharmaceutical companies as measured by revenue. A majority of our life science customers have over $1 billion in annual revenue.

Healthcare. We serve 21 healthcare customers which consist of academic medical centers, healthcare services and research organizations and group purchasing organizations, more than half of which have annual revenues exceeding $500 million.

State and Local Government. We serve 11 state and local government customers. The State of Georgia became our first state and local government customer in June 2008. In 2011, we were selected by the Western States Contracting Alliance as its eprocurement provider, which we believe will create opportunities with its member states. We are targeting all state governments, all of which have annual expenditures in excess of $3 billion on indirect goods and services, and the 200 largest city and county governments, which have annual expenditures in excess of $500 million on indirect goods and services.

To date, the higher education and life sciences markets have been our primary markets, although we consider the healthcare and state and local government markets, as well as the broader commercial market, to be important for our future revenue growth.

The following table provides an overview of our representative customers by vertical:

Vertical	Representative Customers

Higher Education

Bryn Mawr College, Cuyahoga Community College, Collin College, Emory University, Harrisburg Area Community College, Tulsa Community College, University of Michigan, University of Notre Dame, the University of Texas System, Yale University, York University

Life Sciences	Bristol-Myers Squibb Company, Sanofi-Aventis, The Scripps Research Institute
Healthcare

AmSurg, Cincinnati Children’s Hospital, Memorial Sloan-Kettering Cancer Center, Methodist Hospital System, ROi (Resource Optimization & Innovation), University of Texas Health Science Center at Houston

State and Local Government	City of Surrey, State of Colorado, State of Georgia, State of Oregon, Western States Contracting Alliance

The customer base for our supplier management products that we obtained from AECsoft spans the general commercial market, including vertical markets that we have not previously pursued. We intend to continue to sell our supplier management products to the broader commercial market without regard to vertical markets and to evaluate this customer base to identify opportunities to further our expansion.

Sales and Marketing

We market and sell our strategic procurement and supplier management solutions through a direct sales force. Our sales force is organized by our current target markets of higher education, life sciences, healthcare and state and local governments, as well as by region. Our sales force also is divided into two selling groups: a new accounts group that generates qualified sales leads and sells our solution to organizations that are not currently our customers, and a sales group of account executives that sells additional products to our existing customers. Sales through our direct sales force represent the largest source of our total revenues.

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

As of December 31, 2011, our sales and marketing organization consisted of 53 employees.

We also conduct NextLevel, an annual event that brings the procurement community, including industry experts, thought leaders and suppliers, together to discuss the latest thinking, newest strategies and most innovative solutions. The 2012 NextLevel conference was attended by over 500 customers, prospects, suppliers, partners and other attendees.

Our new business sales normally fluctuate as a result of seasonal variations in our business, principally due to the timing of client budget cycles. Historically, we have had lower new sales in our first and third quarters than in the remainder of our year.

Competition

The market for strategic procurement and supplier management solutions is competitive, rapidly evolving and subject to changes in technology. We compete with a number of procurement software vendors, large software application providers and group purchasing organizations. Our current principal competitors are Ariba (across all of our vertical markets other than healthcare), GHX (healthcare only), large enterprise application providers that we believe have limited procurement functionality, such as Oracle and SAP, smaller market-specific vendors, and internally developed and maintained solutions.

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

The multi-tenant, on-demand applications environment for our eprocurement products is developed using enterprise-class components: Java-based application code, IBM’s DB2 database management system, and an open source operating environment. The single code-base supports thousands of users and delivers robust, scalable, secure solutions for customers. Our solutions have multiple layers of security, with all production operating systems protected against unauthorized access, sensitive data encrypted, all network/firewall devices actively monitored and updated, and user authentication required for system access.

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

Our supplier management and sourcing products that we acquired from AECsoft have been developed using the Microsoft.Net architecture and SQL Server database management system. These products are hosted in a data center located in Houston, Texas that is comparable to our other data center facilities.

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

As of December 31, 2011, our product development organization consisted of 78 employees.

Our research and development expenses were $8.1 million, $8.4 million and $11.2 million in 2009, 2010 and 2011, respectively.

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

We have five issued U.S. patents (one of which expires in 2023, two of which expire in 2028 and two of which expire in 2029) and 11 pending U.S. patent applications. We have no foreign patents or patent applications. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims.

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

Employees

As of December 31, 2011, we had 265 full-time employees. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

•	if we do not successfully maintain the SciQuest brand, our revenues and earnings could be materially adversely affected;

•	if we are unable to adapt our products and services to rapid technological change, our revenues and profits could be materially and adversely affected;

•

our growth could strain our personnel resources and infrastructure, and if we are unable to implement appropriate controls and procedures to manage our growth, we will not be able to implement our business plan successfully;

•	the failure to successfully integrate businesses that we have acquired or may acquire could adversely affect our business; and

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

We derive, and expect to continue to derive, substantially all of our revenues from our on-demand strategic procurement and supplier management solutions in the higher education, life sciences, healthcare and state and local government markets. Should our current customers lose confidence in the value or effectiveness of our solution, the demand for our products and services will likely decline, which could materially and adversely affect our renewal rates, pricing and contract terms. Our subscription agreements with customers are typically for a term of three to five years, although AECsoft’s agreements with its customers typically have had one-year terms with automatic renewal provisions. As these agreements expire, we make efforts to sign these customers to our typical multi-year agreements, although we are not always successful and there is no assurance that we will be successful in doing so on a consistent basis. Failure to migrate the former AECsoft customers to multi-year contracts could adversely impact our renewal rates. Over the past three fiscal years, our average annual customer renewal rate, on a dollar basis, has been approximately 100%. If our customers choose not to renew their subscription agreements with us at similar rates and on similar or more favorable terms, our business, operating results and financial condition may be materially and adversely affected.

If we are unable to attract new customers in our existing markets and future target markets, or if our existing customers do not purchase additional products or services, the growth of our business and cash flows will be adversely affected.

To increase our revenues and cash flows, we must regularly add new customers and, to a somewhat lesser extent, sell additional products and services to our existing customers. If we are unable to hire or retain quality sales personnel, unable to sell our products and services to companies that have been referred to us, unable to generate sufficient sales leads through our marketing programs, or if our existing or new customers do not perceive our solution to be of sufficiently high value and quality, we may not be able to increase sales and our operating results would be adversely affected. In addition, our revenue growth is partially dependent on the continued sale of our supplier management products to the broader commercial market without regard to traditional vertical markets. If we are unsuccessful in our efforts to sell our products services outside of our traditional vertical markets our revenue growth, cash flows and profitability may be materially and adversely affected. If we fail to sell new products and services to existing or new customers, our operating results will suffer, and our revenue growth, cash flows and profitability may be materially and adversely affected.

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

Expanding our product and service offerings is an important component of our business strategy. Any new offerings that are not favorably received by prospective customers could damage our reputation or brand name. As part of this strategy, we acquired AECsoft in January 2011, which is a leading provider of supplier management and sourcing technology. Expansion of our offerings will require us to devote a significant amount of time and money and may strain our management, financial and operating resources. We cannot be assured that our development or acquisition efforts will result in commercially viable products or services. In addition, we may bear development and acquisition costs in current periods that do not generate revenues until future periods, if at all. To the extent that we incur expenses that do not result in increased current or future revenues, our earnings may be materially and adversely affected.

We may experience service failures or interruptions due to defects in the hardware, software, infrastructure, third-party components or processes that comprise our solution, any of which could adversely affect our business.

A technology solution as complex as ours may contain undetected defects in the hardware, software, infrastructure, third-party components or processes that are part of the solution we provide. If these defects lead to service failures, we could experience delays or lost revenues during the period required to correct the cause of the defects. Furthermore, from time to time, we have experienced immaterial service disruptions in the ordinary course of business. We cannot be certain that defects will not be found in new products or upgraded modules or that service disruptions will not occur in the future, resulting in loss of, or delay in, market acceptance, which could have an adverse effect on our business, results of operations and financial condition.

Because customers use our on-demand strategic procurement and supplier management solutions for critical business processes, any defect in our solution, any disruption to our solution or any error in execution could cause customers to not renew their contracts with us, prevent potential customers from purchasing our solution and harm our reputation. Although most of our contracts with our customers limit our liability to our customers for these defects, disruptions or errors, we nonetheless could be subject to litigation for actual or alleged losses to our customers’ businesses, which may require us to spend significant time and money in litigation or arbitration or to pay significant settlements or damages. We do not currently maintain any warranty reserves. Defending a lawsuit, regardless of its merit, could be costly and divert management’s attention and could cause our business to suffer.

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

If we do not successfully maintain the SciQuest brand, our revenues and earnings could be materially adversely affected.

We believe that developing, maintaining and enhancing the SciQuest brand in a cost-effective manner is critical in expanding our customer base. Some of our competitors have well-established brands. Although we believe that the SciQuest brand is well established in the higher education and life sciences markets where we have a significant operating history, our brand is less well known in other markets, including the healthcare, state and local government or broader commercial market. Promotion of our brand will depend largely on continuing our sales and marketing efforts and providing high-quality products and services to our customers. We cannot be assured that these efforts will be successful in marketing the SciQuest brand, particularly beyond the higher education and life sciences markets. If we are unable to successfully promote our brand, or if we incur substantial expenses in attempting to do so, our revenues and earnings could be materially and adversely affected.

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

We have experienced a period of growth in our operations and personnel, which places a significant strain on our management, administrative, operational and financial infrastructure. Our business strategy includes preparing for significant future growth and expanding our management, administrative, operational and financial infrastructure to facilitate this growth. Our success will depend in part upon the ability of our senior management to prepare for and manage this growth effectively. To do so, we must continue to hire, train and manage new employees, including managers, as needed. If our new hires perform poorly, or if we are unsuccessful in hiring, training, managing and integrating these new employees, or if we are not successful in retaining our existing employees, our business would be materially harmed. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. There is no assurance that we will do so effectively. The additional headcount and operating systems that we may add will increase our cost base, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term. If we fail to successfully manage our growth, we will be unable to execute our business plan.

The failure to successfully integrate businesses that we have acquired or may acquire could adversely affect our business.

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

In particular, we completed our acquisition of AECsoft in January 2011, and the integration of AECsoft into our business represented a significant undertaking for our management team. Although we believe that we have successfully completed this integration, conditions could still arise that require additional resources or endanger the expected benefits of this acquisition. Our failure to successfully manage the risks associated with this acquisition could adversely affect our business and operating results.

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

The on-demand strategic procurement and supplier management market is characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets and by litigation based on allegations of infringement or other violations of intellectual property rights. As we seek to extend our solutions, we could be constrained by the intellectual property rights of others. We are currently, and may in the future be, subject to claims that our technologies infringe upon the intellectual property or other proprietary rights of a third party. While we believe that our products do not infringe upon the proprietary rights of third parties, we cannot guarantee that third parties will not assert infringement claims against us in the future, particularly with respect to technology that we acquire through acquisitions of other companies.

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

The market for on-demand strategic procurement and supplier management solutions is at a relatively early stage of development. If the market for our solution develops more slowly than we expect, our revenues may decline or fail to grow and we may incur operating losses.

We derive, and expect in the near-term to continue to derive, substantially all of our revenues from our on-demand strategic procurement and supplier management solutions. Our current expectations with respect to growth may not prove to be correct. The market for our solutions is at a relatively early stage of development, making our business and future prospects difficult to evaluate. In particular, we have only recently entered the broader commercial market, primarily through sales of our supplier management solutions, and our development of the healthcare and state and local government markets is still early-stage. Consequently, our penetration of these markets is at a substantially lower level than our penetration of the higher education and life sciences markets.

Should our prospective customers fail to recognize, or our current customers lose confidence in, the value or effectiveness of our solution, the demand for our products and services will likely decline. Any significant price compression in our targeted markets as a result of newly introduced solutions or consolidation among our competitors could have a material adverse effect on our business. A number of factors could affect our customers’ assessment of the value or effectiveness of our solution, including the following:

•	their comfort with current purchasing and asset management procedures;

•	the costs and resources required to adopt new business procedures;

•	reductions in capital expenditures or technology spending budgets;

•	the price, performance and availability of competing solutions;

•	security and privacy concerns; or

•	general reticence about technology or the Internet.

Our revenues are concentrated in certain markets, which could make us vulnerable to adverse trends or events affecting those markets. The occurrence of any such adverse trends or events in our vertical markets could adversely affect our business.

We are also subject to certain risks because of our concentration of revenues in the higher education and life sciences markets. For example, approximately 60% of our 2011 revenues came from the higher education market. Many of our customers and potential customers in the higher education market have been facing significant budgetary constraints that have limited spending on technology solutions. Continued spending constraints in the higher education market may result in slower growth, or reductions, in our revenues and profits in the future. In addition, the number of potential customers in the higher education market is relatively finite, which could limit our growth prospects. Moreover, our brand is less well known among mid-sized higher education institutions, and unless we are successful in promoting and marketing our brand in this market segment, our sales within the higher education market may not increase. Furthermore, many of our sales opportunities are generated by referrals from existing customers in the higher education market. We believe that institutions in this market are collaborative in nature, and therefore, our failure to provide a beneficial solution to our existing customers could adversely impact our reputation in the higher education market and our ability to generate new referral customers. With respect to the life sciences market, approximately 19% of our 2011 revenues came from the life sciences market. The life sciences industry has been experiencing a period of consolidation, during which many of the large domestic and international pharmaceutical companies have been acquiring mid-sized pharmaceutical companies. The potential consolidation of our life sciences customers may diminish our negotiating leverage and exert downward pressure on our prices or cause us to lose the business of valuable customers who are consolidated with other pharmaceutical companies that are not our customers. If the circumstances described above result in decreased revenues or profitability from our existing customers in the higher education and life sciences markets or reduce our ability to generate new customers in these markets, this would have a material and adverse effect on our overall revenues and profits.

In addition, we face certain risks related to the state and local government and healthcare markets which we have recently entered. Approximately 5% of our 2011 revenues came from the state and local government market and approximately 7% of our 2011 revenues came from the healthcare market. We plan to continue to invest in sales and marketing efforts in these markets, as well as the general commercial markets, which we believe are important to our future revenue growth. However, we cannot provide assurances that these efforts will be successful. If we are not successful in selling our solution in these markets, or if we incur substantial expenses in attempting to do so, our ability to increase our revenues and earnings could be materially and adversely affected.

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

The customer base for our supplier management products that we obtained from AECsoft spans the broader commercial market, including vertical markets that we have not previously pursued. We intend to continue to sell our supplier management products to the broader commercial market without regard to vertical markets and to evaluate this customer base to identify opportunities to further our expansion into new vertical markets. We have less experience selling into the broader commercial market and may be subject to unknown adverse trends or forces, so we cannot provide assurances that these efforts will be successful. If we are not successful in selling our solution in these markets, or if we incur substantial expenses in attempting to do so, our ability to increase our revenues and earnings could be materially and adversely affected.

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

Our operating plan to maintain profitability is based upon estimates of our future expenses. For instance, we expect our operating expenses to increase in 2012 as compared to 2011 in order to support anticipated revenue growth. Furthermore, as a result of our recent initial public offering in September 2010, we began incurring significant legal, accounting and other expenses in 2010 and 2011 that we had not incurred previously as a private company. If our future expenses are greater than anticipated, our ability to maintain profitability may be negatively impacted. Greater than anticipated expenses may negatively impact our cash flows, which could cause us to expend our capital faster than anticipated. Also, a large percentage of our expenses are relatively fixed, which may make it difficult to reduce expenses significantly in the future.

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

The use of our solution typically includes implementation services to facilitate the optimal use of our solution. For example, in delivering our services, we typically work closely with customer personnel to improve the customer’s procurement process, enable the customer’s suppliers on the SciQuest Supplier Network, assist suppliers in loading product catalogs and support organizational activities to assist our customer’s transition to our strategic procurement and supplier management solutions. These activities require substantial involvement and cooperation from both our customers and their suppliers. If we do not receive sufficient support from either the customer or its suppliers, then product implementations may be delayed and the optimal use of our services by the customer may be adversely impacted, resulting in lower customer satisfaction and negatively affecting our revenues, renewal rates, business, reputation and financial performance.

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

While we have funded our business through our cash flows from operations and the proceeds of our initial public offering in September 2010 and our follow-on public offering in April 2011, we may need to raise additional funds to achieve our future strategic objectives, including the execution of our strategy to pursue acquisitions. We may not be able to obtain additional debt or equity financing on favorable terms, if at all. Decreases in our stock price could adversely affect our ability to raise capital or complete acquisitions. If we raise additional equity financing, our security holders may experience significant dilution of their ownership interests and the value of shares of our common stock could decline. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, force us to maintain specified liquidity or other ratios or restrict our ability to pay dividends or make acquisitions. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

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

The market for on-demand strategic procurement and supplier management solutions is highly competitive, which makes achieving market share and profitability more difficult.

The market for on-demand strategic procurement and supplier management solutions is rapidly evolving and intensely competitive. We experience competition from multiple sources, which makes it difficult for us to develop a comprehensive business strategy that addresses all of these competitive factors. We face competition from other on-demand strategic procurement and supplier management solution providers, large enterprise application providers, smaller market-specific vendors and internally developed and maintained solutions. Competition is likely to intensify as this market matures.

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

We use three third-party data centers to conduct our operations, consisting of our primary operating center located in Durham, North Carolina, a fully redundant disaster recovery platform located in Scottsdale, Arizona and an operating center located in Houston, Texas for our acquired supplier management products. Our solution resides on hardware that we own and operate in these locations. Our operations depend on the protection of the equipment and information we store in these third-party data centers against damage or service interruptions that may be caused by fire, flood, severe storm, power loss, telecommunications failures, unauthorized intrusion, computer viruses and disabling devices, natural disasters, war, criminal acts, military action, terrorist attacks and other similar events beyond our control. A prolonged service disruption affecting our solution for any of the foregoing reasons could damage our reputation with current and potential customers, expose us to liability and cause us to lose recurring revenue customers or otherwise adversely affect our business. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the data centers we use.

Our on-demand strategic procurement and supplier management solutions are accessed by a large number of customers at the same time. As we continue to expand the number of our customers and products and services available to our customers, we may not be able to scale our technology to accommodate the increased capacity requirements, which may result in interruptions or delays in service. In addition, the failure of our third-party data centers to meet our capacity requirements could result in interruptions or delays in our solution or impede our ability to scale our operations. In the event that our data center arrangements are terminated, or there is a lapse of service or damage to such facilities, we could experience interruptions in our solution as well as delays and additional expenses in arranging new facilities and services.

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

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. We cannot assure you that we will not experience material weaknesses in internal controls. We have recently completed the process of documenting, reviewing and improving our internal controls and procedures for compliance with Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, which requires annual management assessment of the effectiveness of our internal control over financial reporting. We may experience higher than anticipated operating expenses as well as increased independent auditor fees in order for us to comply with Section 404. If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, harm our ability to operate our business and reduce the trading price of our stock.

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

New sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time. Those enactments could adversely affect our domestic and international business operations, and our business and financial performance. Further, we may become subject to new sales, use or other tax laws, statutes, rules, regulations or ordinances as we expand our geographic reach and product offerings. In addition, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. These events could require us or our customers to pay additional tax amounts on a prospective or retroactive basis, as well as require us or our customers to pay fines and/or penalties and interest for past amounts deemed to be due. If we raise our product and maintenance prices to offset the costs of these changes, existing customers may elect not to renew their agreements and potential customers may elect not to purchase our services. Additionally, new, modified or newly interpreted or applied tax laws could increase our customers’ and our compliance, operating and other costs, as well as the costs of our services. Further, these events could decrease the capital we have available to operate our business. Any or all of these events could adversely impact our business and financial performance.

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

We may be subject to legal proceedings and claims in the conduct of our business, which may require us to spend significant time and money in litigation or arbitration or to pay significant settlements or damages.

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. For instance, we may have claims against customers for nonpayment of subscription fees or customers may pursue claims against us for our errors or omissions. In addition, disputes may arise from strategic business relationships, acquisitions or other business transactions. As our business grows, the likelihood of disputes arising may increase. Litigation or arbitration, whether as a plaintiff or a defendant, could be costly and divert management’s attention and could cause our business to suffer, regardless of the outcome. Failing to prevail in any legal proceeding could result in us paying significant damages or being unable to recover for damages incurred, either of which could harm our financial position.

Our ability to use U.S. net operating loss carryforwards might be limited.

As of December 31, 2011, we had net operating loss carryforwards of approximately $187.0 million for U.S. federal tax purposes, the use of which may be substantially limited. These loss carryforwards will begin to expire in 2014. To the extent these net operating loss carryforwards are available, we intend to use them to reduce the corporate income tax liability associated with our operations. Section 382 of the U.S. Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that might be used to offset taxable income when a corporation has undergone significant changes in stock ownership. As a result, prior or future changes in ownership could put limitations on the availability of our net operating loss carryforwards. To the extent our use of net operating loss carryforwards is significantly limited, our income could be subject to corporate income tax earlier than it would if we were able to use net operating loss carryforwards, which could result in lower profits.

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

As of December 31, 2011, our directors, executive officers and 5% stockholders, together with their affiliates, beneficially owned, in the aggregate, approximately 60% of our common stock. These stockholders may have interests that differ from yours, and they may vote in a way with which you disagree and that may be adverse to your interests. This concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, these stockholders, acting together, will be able to control the outcome of matters submitted to our stockholders for approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

Holders of approximately 3,000,000 shares of our common stock will be entitled to rights with respect to the registration of these shares under the Securities Act. If we register their shares of common stock following the expiration of the lock-up agreements, these stockholders could sell those shares in the public market without being subject to the volume and other restrictions of Rule 144 and Rule 701.

In addition, we have registered 4,307,736 shares of common stock that have been issued or reserved for future issuance under our stock incentive plan. Of these shares, 3,773,689 shares are outstanding or subject to the exercise of outstanding options as of January 31, 2012 and will be eligible for sale, in some cases subject to vesting requirements, after the expiration of the lock-up agreements.

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

Our corporate headquarters are located in Cary, North Carolina, where we currently lease approximately 61,000 square feet of office space. This lease expires in January 2017. We also maintain an office in Newtown Square, Pennsylvania, where we currently lease approximately 5,500 square feet of space. This lease expires in February 2016. In connection with our acquisition of AECsoft, we have also assumed a lease for approximately 3,400 square feet of office space in Houston, Texas. This lease expires in December 2013.

We believe that our current facilities are suitable and adequate to meet our current needs and that suitable additional or substitute space will be available as needed to accommodate future growth.

ITEM 3.	LEGAL PROCEEDINGS

In 2001, we were named as a defendant in several securities class action complaints filed in the United States District Court for the Southern District of New York originating from our December 1999 initial public offering. The complaints alleged, among other things, that the prospectus used in our December 1999 initial public offering contained material misstatements or omissions regarding the underwriters’ allocation practices and compensation and that the underwriters manipulated the aftermarket for our stock. These complaints were consolidated along with similar complaints filed against over 300 other issuers in connection with their initial public offerings. After several years of litigation and appeals related to the sufficiency of the pleadings and class certification, the parties agreed to a settlement of the entire litigation, which was approved by the Court on October 5, 2009. Notices of appeal to the Court’s order were filed by various appellants, all of which have been withdrawn. A Stipulation of Dismissal was filed on January 9, 2012, which concluded this matter. We did not incur significant costs in connection with our defense of these claims since this litigation is covered by our insurance policy. The resolution of this matter has not had an impact on our financial position and, therefore, we have not accrued a contingent liability as of December 31, 2009, 2010 and 2011.

On January 31, 2012, Supply Chain Connect, LLC Inc. filed a lawsuit in the United States District Court for the Southern District of Texas against our company, Baylor College of Medicine, Bristol-Meyers Squibb Company, Owens and Minor Medical, Inc., The Methodist Hospital System, The University of Texas Health Science Center at Houston, Thermo Fisher Scientific, Inc. and VWR International, Inc. The complaint alleges that our products infringe two U.S. patents owned by Supply Chain Connect and seeks damages in an undisclosed amount, an attorney’s fee award and an injunction against further infringement. Each other defendant in the lawsuit is either a customer of SciQuest or a supplier that participates in the SciQuest Supplier Network, and we may be required contractually to indemnify and hold harmless certain of these defendants against this lawsuit. Due to the early stage of this lawsuit and the inherent uncertainty of litigation, we cannot estimate the possible outcome of this lawsuit at this time.

We are not party to any other material legal proceedings at this time. From time to time, we may be subject to legal proceedings and claims in the ordinary course of business.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been listed on the NASDAQ Global Market under the symbol “SQI” since September 24, 2010. The following table presents, for the periods indicated, the range of high and low per share sales prices of our common stock, as reported on the NASDAQ Global Market. Our fiscal year ends on December 31.

	September 30,	September 30,
Year Ended December 31, 2011:	High	Low

October 1, 2011 through December 31, 2011	$16.30	$11.35
July 1, 2011 through September 30, 2011	17.90	11.66
April 1, 2011 through June 30, 2011	18.45	13.01
January 1, 2011 through March 31, 2011	16.26	12.00

	September 30,	September 30,
Year Ended December 31, 2010:	High	Low

October 1, 2010 through December 31, 2010	$14.11	$10.50
September 24, 2010 through September 30, 2010	13.75	11.00

As of December 31, 2011, we had approximately 80 stockholders of record of our common stock, including Cede & Co., which holds shares of our common stock on behalf of an indeterminate number of beneficial owners.

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

The following table provides information regarding our current equity compensation plans as of December 31, 2011 (shares in thousands):

	September 30,		September 30,	September 30,	September 30,	September 30,
Equity Compensation Plan Information
	Number of Securities to be issued upon exercise of Outstanding options	Weighted-average exercise price of outstanding options			Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)			(c)

Equity compensation plans approved by security holders	1,323,231	$		9.53		3,765,478
Equity compensation plans not approved by security holders	—			—		—
Total	1,323,231	$		9.53		3,765,478

See Note 11 to the financial statements provided under “Part II, Item 8, Financial Statements and Supplementary Data” of this Report for a description of the material features of our equity compensation plans.

Stock Performance Graph

The following graph compares, for the period from September 24, 2010 through December 31, 2011, the cumulative total stockholder return on our common stock with that of the NASDAQ Composite Index and the NASDAQ Computer Index. The graph assumes that $100 was invested on September 24, 2010 and assumes reinvestment of any dividends. Our fiscal year ends on December 31. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing we make under the Securities Act of 1933, as amended, or the Exchange Act.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG SCIQUEST, INC.,

NASDAQ COMPOSITE INDEX AND NASDAQ COMPUTER INDEX

Recent Sales of Unregistered Securities

The number and average price of shares purchased in each fiscal month of the fourth quarter of fiscal 2011 are set forth in the table below:

	September 30,	September 30,	September 30,	September 30,
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1, 2011 – October 31, 2011	46,772	$5.36	0	$0
November 1, 2011 – November 31, 2011	0	$0	0	$0
December 1, 2011 – December 31, 2011	0	$0	0	$0

ITEM 6.	SELECTED FINANCIAL DATA

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

The selected financial data under the heading “Statements of Operations Data” for each of the three years ended December 31, 2009, 2010 and 2011, under the heading “Non-GAAP Operating Data” relating to Non-GAAP Net Income and Adjusted Free Cash Flow for each of the three years ended December 31, 2009, 2010 and 2011 and under the heading “Balance Sheet Data” as of December 31, 2010 and 2011 have been derived from our audited financial statements, which are provided under “Part II, Item 8, Financial Statements and Supplementary Data” of this Report. The selected financial data under the heading “Statements of Operations Data” for each of the two years ended December 31, 2007 and 2008, under the heading “Non-GAAP Operating Data” relating to Non-GAAP Net Income and Adjusted Free Cash Flow for each of the two years ended December 31, 2007 and 2008 and under the heading “Balance Sheet Data” as of December 31, 2007, 2008 and 2009 have been derived from our audited financial statements not included in this Report.

	September 30,	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,
	2007	2008	2009	2010	2011
	(In thousands, except per share data)
Statements of Operations Data:
Revenues	$20,107	$29,784	$36,179	$42,477	$53,438
Cost of revenues(1)(2)	6,101	6,723	7,494	9,361	13,340

Gross profit	14,006	23,061	28,685	33,116	40,098

Operating expenses:(1)
Research and development	6,908	8,307	8,059	8,395	11,233
Sales and marketing	7,213	9,280	10,750	11,592	14,282
General and administrative	2,717	3,942	3,703	5,810	8,403
Management bonuses associated with initial public offering	—	—	—	5,888	—
Litigation settlement and associated legal expenses	—	—	3,189	—	—
Amortization of intangible assets	2,286	537	403	301	864

Total operating expenses	19,124	22,066	26,104	31,986	34,782

Income (loss) from operations	(5,118)	995	2,581	1,130	5,316
Interest and other income (expense), net	118	113	27	1,727	298

Income (loss) before income taxes	(5,000)	1,108	2,608	2,857	5,614
Income tax benefit (expense)	—	9	16,821	(1,114)	(2,780)

Net income (loss)	(5,000)	1,117	19,429	1,743	2,834
Dividends on redeemable preferred stock	2,207	2,395	2,595	2,079	—

Net income (loss) attributable to common stockholders	$(7,207)	$(1,278)	$16,834	$(336)	$2,834

Net income (loss) attributable to common stockholders per share:
Basic	$(0.53)	$(0.09)	$1.20	$(0.02)	$0.13
Diluted	$(0.53)	$(0.09)	$1.16	$(0.02)	$0.13
Weighted average shares outstanding used in computing per share amounts:
Basic	13,492	13,800	14,061	15,754	21,673
Diluted	13,492	13,800	14,450	15,754	22,241

	September 30,	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,
	2007	2008	2009	2010	2011
	(In thousands)

Non-GAAP Operating Data:
Non-GAAP Net Income (3)	$(2,604)	$1,285	$4,149	$5,536	$6,416
Adjusted Free Cash Flow (4)	$3,636	$6,003	$6,785	$10,563	$14,256

	September 30,	September 30,	September 30,	September 30,	September 30,
	December 31,
	2007	2008	2009	2010	2011
	(In thousands)

Balance Sheet Data:
Cash and cash equivalents	$7,791	$13,502	$17,132	$17,494	$14,958
Short-term investments	—	—	—	20,000	44,685
Working capital excluding deferred revenues	7,631	14,273	19,963	41,147	65,427
Total assets	26,332	32,922	55,211	76,687	116,368
Deferred revenues	26,124	31,590	34,275	38,201	49,614
Redeemable preferred stock	28,985	31,477	34,072	—	—
Total stockholders’ equity (deficit)	(33,461)	(34,391)	(17,158)	34,235	60,707

(1)	Amounts include stock-based compensation expense, as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,
	2007	2008	2009	2010	2011
	(In thousands)

Cost of revenues	$3	$25	$33	$83	$313
Research and development	56	53	86	236	1,014
Sales and marketing	42	150	83	167	1,142
General and administrative	9	158	163	602	1,480

	$110	$386	$365	$1,088	$3,949

(2)	Cost of revenues includes amortization of capitalized software development costs of:

	September 30,	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,
	2007	2008	2009	2010	2011
	(In thousands)

Amortization of capitalized software development costs	$114	$154	$167	$241	$390
Amortization of acquired software	—	—	—	—	168

	$114	$154	$167	$241	$558

(3)

Non-GAAP Net Income, a non-GAAP operating measure, consists of net income (loss) plus our non-cash, stock-based compensation expense and amortization of intangible assets in each year, amortization of acquired software in 2011, acquisition costs incurred in 2011 and 2010, compensation expense relating to management bonuses paid in connection with our initial public offering in 2010, a stock contribution to fund a charitable trust established by us in 2010 and settlement and legal costs related to a patent infringement lawsuit settled in 2009, less the acquisition related escrow distribution received in 2011, the gain realized upon the sale of a warrant in 2010 and the tax benefit in 2009 from the reduction of the valuation reserve on our deferred tax asset. Non-GAAP Net Income is determined on a tax-effected basis. For 2011, due to the impact that non-taxable expenses, i.e. stock-based compensation, had on our effective tax rate, we determined the tax effect of Non-GAAP Net Income by arriving at Non-GAAP Income before taxes, multiplying this by our statutory rate of 38.9% and the difference between our statutory tax expense and our book tax expense is the tax effect of adjustments to arrive at Non-GAAP Net Income. For 2010, we used our quarterly effective tax rate to determine the tax effect for Non-GAAP Net Income. For 2009 and 2008, we used our pro forma effective tax rate assuming the reduction of the valuation reserve had occurred the prior year to determine the tax effect for Non-GAAP Net Income. We use Non-GAAP Net Income as a measure of operating performance because it assists us in comparing performance on a consistent basis, as it removes from our operating results the impact of our capital structure, acquisition-related costs, the one-time costs associated with non-recurring events and such non-cash items such as stock-based compensation expense and amortization of intangible assets, which can vary depending upon accounting methods. We believe Non-GAAP Net Income is useful to an investor in evaluating our operating performance because it is widely used by investors, securities analysts and other interested parties in our industry to measure a company’s operating performance without regard to non-cash items such as stock-based compensation expense and amortization of intangible assets, which can vary depending upon accounting methods, and to present a meaningful measure of corporate performance exclusive of our capital structure and the method by which assets were acquired.

Our use of Non-GAAP Net Income has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	Non-GAAP Net Income does not reflect changes in, or cash requirements for, our working capital needs;

•	Non-GAAP Net Income does not consider the potentially dilutive impact of equity-based compensation;

•

Non-GAAP Net Income does not reflect acquisition-related costs, one-time cash bonuses paid to our management or cash payments in connection with a settlement of a lawsuit, all of which reduced the cash available to us;

•	we must make certain assumptions in order to determine the tax effect adjustments for Non-GAAP Net Income, which assumptions may not prove to be accurate; and

•	other companies, including companies in our industry, may calculate Non-GAAP Net Income differently, which reduces its usefulness as a comparative measure.

Because of these limitations, you should consider Non-GAAP Net Income alongside other financial performance measures, including various cash flow metrics, net income and our other GAAP results. Our management reviews Non-GAAP Net Income along with these other measures in order to fully evaluate our financial performance.

The following table provides a reconciliation of net income to Non-GAAP Net Income:

	September 30,	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,
	2007	2008	2009	2010	2011
	(In thousands)

Net income (loss)	$(5,000)	$1,117	$19,429	$1,743	$2,834
Stock based compensation	110	386	365	1,088	3,949
Amortization of intangibles	2,286	537	403	301	864
Amortization of acquired software	—	—	—	—	168
Distribution of acquisition escrow	—	—	—	—	(223)
Non-recurring stock contribution for a charitable trust established by the company	—	—	—	238	—
Acquisition-related costs	—	—	—	265	134
Gain on sale of investment	—	—	—	(1,700)	—
Management bonuses associated with initial public offering	—	—	—	5,888	—
Litigation settlement and associated legal expenses	—	—	3,189	—	—
Deferred tax asset valuation reserve reduction	—	—	(16,800)	—	—
Tax effect of adjustments(a)	—	(755)	(2,437	(2,287)	(1,310)

Non-GAAP Net Income (Loss)	$(2,604)	$1,285	$4,149	$5,536	$6,416

(a)

For the years ended December 31, 2008 and 2009, respectively, the tax effect of adjustments has been calculated on the assumption that the $16,800 deferred tax asset valuation reserve reduction had taken place prior to the commencement of each such fiscal year, and a pro forma effective tax rate of 37% was applied for each of such years. For the year ended December 31, 2010, the tax effect was determined on a quarterly basis using our effective tax rate for the applicable quarter. For the year ended December 31, 2011, due to the impact that non-taxable expenses, i.e. stock-based compensation had on our effective tax rate, we determined the tax effect of Non-GAAP Net Income by arriving at Non-GAAP Income before taxes, multiplying this by our statutory rate of 38.9% and the difference between our statutory tax expense and our book tax expense is the tax effect of adjustments to arrive at Non-GAAP Net Income.

(4)

Free Cash Flow consists of net cash provided by operating activities, less purchases of property and equipment and less capitalization of software development costs. Adjusted Free Cash Flow consists of Free Cash Flow plus one-time settlement and legal costs related to a patent infringement lawsuit in 2009 as well as one-time bonus payments incurred in 2010 and acquisition costs in 2010 and 2011, less the acquisition related escrow distribution received in 2011. We use Adjusted Free Cash Flow as a measure of liquidity because it assists us in assessing our ability to fund our growth through our generation of cash. We believe Adjusted Free Cash Flow is useful to an investor in evaluating our liquidity because Adjusted Free Cash Flow and similar measures are widely used by investors, securities analysts and other interested parties in our industry to measure a company’s liquidity without regard to revenue and expense recognition, which can vary depending upon accounting methods.

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

•

Adjusted Free Cash Flow removes the impact of accrual basis accounting on asset accounts and non-debt liability accounts; and other companies, including companies in our industry, may calculate Adjusted Free Cash Flow differently, which reduces its usefulness as a comparative measure.

Because of these limitations, you should consider Adjusted Free Cash Flow alongside other liquidity measures, including various cash flow metrics, net income and our other GAAP results. Our management reviews Adjusted Free Cash Flow along with these other measures in order to fully evaluate our liquidity.

The following table provides a reconciliation of net cash provided by operating activities to Adjusted Free Cash Flow:

	September 30,	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,
	2007	2008	2009	2010	2011
	(In thousands)

Net cash provided by operating activities	$4,693	$6,582	$4,501	$5,890	$17,407
Purchase of property and equipment	(695)	(480)	(685)	(832)	(2,058)
Capitalization of software development costs	(362)	(99)	(220)	(648)	(1,004)

Free Cash Flow	3,636	6,003	3,596	4,410	14,345
Distribution of acquisition escrow	—	—	—	—	(223)
Litigation settlement and associated legal expenses	—	—	3,189	—	—
Acquisition-related costs	—	—	—	265	134
Management bonuses associated with initial public offering	—	—	—	5,888	—

Adjusted Free Cash Flow	$3,636	$6,003	$6,785	$10,563	$14,256

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying financial statements and notes “Part II, Item 8, Financial Statements and Supplementary Data” of this Report.

Overview

We provide leading on-demand strategic procurement and supplier management solutions that integrates our customers with their suppliers to improve procurement of indirect goods and services. Our on-demand software enables organizations to realize the benefits of strategic procurement by identifying and establishing contracts with preferred suppliers, driving spend to those contracts and promoting process efficiencies through electronic transactions. Strategic procurement is the optimization of tasks throughout the cycle of finding, procuring, receiving and paying for indirect goods and services, which can result in increased efficiency, reduced costs and increased insight into an organization’s buying patterns. Supplier management is the collection and processing of relevant supplier information, communications and other interactions throughout the supplier life cycle. Using our managed SciQuest Supplier Network, our customers do business with many thousands of unique suppliers and spend billions of dollars annually.

We derive our revenues primarily from subscription fees and associated implementation services from the sale of our solution to entities in the higher education, life sciences, healthcare and state and local government markets. Our contracts are typically three to five years in length, although a significant portion of our contracts for our supplier management solutions are one-year contracts with annual renewal provisions. The total subscription fees for a multi-module sale typically range from $450,000 to $1.5 million ($150,000 to $300,000 per year) and the associated one-time implementation service fees typically range from $150,000 to $300,000. We sell primarily through our direct sales channel and, to a very limited extent, through indirect sales channels. As of December 31, 2011, we had 321 customers operating in 17 countries and offer our solution in eight languages and 32 currencies. Our revenue growth is driven primarily through the sale of our products and services to new customers and the sale of new products and related services to existing customers. For the fiscal year ended December 31, 2011, revenues increased 26% to $53.4 million from $42.5 million for the fiscal year ended December 31, 2010. For the fiscal year ended December 31, 2010, revenues increased 17% to $42.5 million from $36.2 million for the fiscal year ended December 31, 2009.

Revenues, expenses and cash flow are the key measures we use to analyze our business and results of operations for both the short and long-term. Key elements of our revenue analysis include revenues from new customers and renewal revenues from existing customers. Our expense analysis focuses heavily on headcount by function, as compensation expense is our primary expense item. We also monitor the impact of expenses on Non-GAAP Net Income. To analyze cash flow, we primarily use Adjusted Free Cash Flow.

For the years ended December 31, 2009, 2010 and 2011, the higher education market accounted for approximately 56%, 61% and 60%, respectively, of our revenues, the life sciences market accounted for approximately 31%, 28% and 19%, respectively, of our revenues, the healthcare market accounted for approximately 9%, 8% and 7%, respectively, of our revenues, the state and local government markets accounted for approximately 4%, 3% and 5%, respectively, of our revenues and the broader commercial market accounted for approximately 0%, 0% and 9%, respectively, of our revenues. To date, the higher education and life sciences markets have been our primary markets, although we consider the healthcare and state and local government markets to be important for our future revenue growth. The customer base for our supplier management products that we obtained from AECsoft spans the general commercial market, including vertical markets that we have not previously pursued. We intend to continue to sell our supplier management products to the broader commercial market without regard to vertical markets and to evaluate this customer base to identify opportunities to further our expansion into new vertical markets. Since we sell a single set of products and services to vertical markets with similar characteristics, we view our business on an integrated basis and manage our business as a single unit rather than as separate lines of business. Accordingly, we generally do not analyze our business performance by vertical market, nor do we manage our revenues, earnings or cash flows by vertical market. Further, we do not establish separate revenue targets for each vertical market.

Maintaining and managing revenue growth is a primary operating focus for us, and therefore, we will continue to focus our efforts on acquiring new customers and expanding our relationships with existing customers. Expanding our customer base in the higher education and life sciences markets to include more mid-sized organizations as well as expanding our product offerings to our existing customers in all our markets will be important to maintain revenue growth. We plan to continue to invest in sales and marketing efforts, particularly in our healthcare and state and local government markets and the general commercial market, to take advantage of what we believe are significant growth opportunities in these newer markets. We tailor our sales and marketing efforts to our targeted markets through industry-specific marketing events, and we have hired, and will continue to hire, personnel with experience and relationships in these markets. We cannot provide assurances, however, that these efforts will be successful in achieving revenue growth. If we are unable to market our solution successfully, or if we incur substantial expenses in attempting to do so, our revenues and earnings could be materially and adversely affected.

We believe Non-GAAP Net Income and Adjusted Free Cash Flow are the primary non-GAAP financial metrics upon which to measure our business. Non-GAAP Net Income consists of net income plus our non-cash, stock-based compensation expense and amortization of intangible assets in each year, amortization of acquired software in 2011, acquisition costs incurred in 2011 and 2010, compensation expense relating to management bonuses paid in connection with our initial public offering in 2010, a stock contribution to fund a charitable trust established by us in 2010 and settlement and legal costs related to a patent infringement lawsuit settled in 2009, less the acquisition related escrow distribution received in 2011, the gain realized upon the sale of a warrant in 2010 and the tax benefit in 2009 from the reduction of the valuation reserve on our deferred tax asset. Non-GAAP Net Income is determined on a tax-effected basis. For 2011, due to the impact that non-taxable expenses, i.e. stock-based compensation, had on our effective tax rate, we determined the tax effect of

Non-GAAP Net Income by arriving at Non-GAAP Income before taxes, multiplying this by our statutory rate of 38.9% and the difference between our statutory tax expense and our book tax expense is the tax effect of adjustments to arrive at Non-GAAP Net Income. For 2010, we used our quarterly effective tax rate to determine the tax effect for Non-GAAP Net Income. For 2009, we used our pro forma effective tax rate assuming the reduction of the valuation reserve had occurred the prior year to determine the tax effect for Non-GAAP Net Income. Because Non-GAAP Net Income excludes certain non-cash expenses such as amortization, stock-based compensation and a stock contribution in 2010, as well as acquisition costs incurred in 2010 and 2011 and the one-time impact of the settlement of a patent litigation suit and a tax benefit from the reduction of a valuation reserve in 2009, the sale of a warrant and one-time bonus payments in 2010 and the acquisition related escrow distribution received in 2011, we believe that this measure provides us with additional useful information to measure and understand our performance on a consistent basis, particularly with respect to changes in performance from period to period. Free Cash Flow consists of net cash provided by operating activities, less purchases of property and equipment and less capitalization of software development costs. Adjusted Free Cash Flow consists of Free Cash Flow plus one-time settlement and legal costs related to a patent infringement lawsuit in 2009 as well as acquisition costs incurred in 2010 and 2011 and one-time bonus payments incurred in 2010, less the acquisition related escrow distribution received in 2011. Because Adjusted Free Cash Flow measures the ability of the company to generate cash from operations, after investment in software development and property and equipment, we believe this is a meaningful measurement in which to gauge our ability to fund future growth. Our Adjusted Free Cash Flow normally fluctuates quarterly due to the combination of the timing of new business and the payment of annual bonuses. We use Non-GAAP Net Income and Adjusted Free Cash Flow in the preparation of our budgets and to measure and monitor our financial performance. Non-GAAP Net Income and Adjusted Free Cash Flow are not determined in accordance with GAAP and are not substitutes for or superior to financial measures determined in accordance with GAAP. For further discussion regarding Non-GAAP Net Income and a reconciliation of Non-GAAP Net Income to net income, see “— Key Financial Terms and Metrics,” below. For further discussion regarding Adjusted Free Cash Flow and a reconciliation of Adjusted Free Cash Flow to cash flows from operations, see footnote 4 to the table in “Part II, Item 6, Selected Financial Data” included in this Report.

We were founded in 1995 as an e-commerce business-to-business exchange for scientific products and conducted an initial public offering in 1999. In 2001, we brought in a new management team, exited the business-to-business exchange model and began selling our on-demand strategic procurement solution. Our company was subsequently taken private in 2004. Since 2001, we have focused on developing our current on-demand business model, building out our technology, acquiring a critical mass of customers in our higher education and life sciences vertical markets, and selectively expanding our solution to serve the healthcare and state and local government markets. We have funded our operations through our cash flow from operations and the proceeds from our initial public offering in September 2010 and our follow-on public offering in April 2011. We generated Non-GAAP Net Income of $4.1 million, $5.5 million and $6.4 million in 2009, 2010 and 2011, respectively. We generated Adjusted Free Cash Flow of $6.8 million, $10.6 million and $14.2 million in 2009, 2010 and 2011, respectively. We generated net income of $19.4 million, $1.7 million and $3.0 million in 2009, 2010 and 2011, respectively.

No customer accounted for more than 10% of our total revenues in 2009, 2010 and 2011. Our ten largest customers accounted for no more than 25% of our total revenues in 2009, 2010 and 2011, respectively.

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

In January 2011, we acquired all of the capital stock of AECsoft, which is a leading provider of supplier management and sourcing technology. The purchase price consisted of approximately $9 million in cash and 350,568 shares of our common stock. The issuance of 25,365 of these shares is subject to successful completion of certain performance targets under an earn-out arrangement with a former shareholder of AECsoft. Additionally, 299,838 shares of our common stock may be issued under an earn-out arrangement with the former shareholders of AECsoft, based on successful achievement of certain performance conditions over the next three fiscal years and continued employment with us. These shares are being recognized as stock-based compensation expense in the consolidated statement of operations over the requisite service period of the award. The performance conditions originally related primarily to the amount of revenue we recognize from AECsoft’s products and services during each of 2011, 2012 and 2013. In October 2011, we agreed with certain of the former AECsoft shareholders to remove their revenue-based conditions and add certain other conditions. The performance conditions for 2011 were met in full, and we will issue 121,951 shares of common stock on or about March 31, 2012. If the performance conditions for 2012 and 2013 are met in full, we will issue 121,951 shares of common stock on or about March 31, 2013 and 81,301 shares of common stock on or about March 31, 2014. The purchase price included $1.275 million in cash and 103,659 shares of common stock that were deposited in escrow to satisfy potential indemnification claims, of which $1.052 million in cash and 85,544 shares of common stock remain as of December 31, 2011.

Financial Terms and Metrics

Sources of Revenues

We primarily derive our revenues from sales of our on-demand strategic procurement and supplier management software solutions and associated implementation services. Revenues are generated from subscription agreements that permit customers to access and utilize our procurement solution and related services.

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

Cost of Revenues. Cost of revenues consists primarily of compensation and related expenses for implementation services, supplier enablement services, customer support staff and client partners, costs related to hosting the subscription software, amortization of capitalized software development costs and allocated overhead. Costs of implementation services are expensed as incurred. We expect cost of revenues to increase in absolute dollars as we continue to increase the number of customers over time. We also expect cost of revenues to increase as a percentage of revenues in the short-term due to our acquisition of AECsoft but remain relatively consistent thereafter.

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

General and Administrative. General and administrative expenses consist of compensation and related expenses for administrative, human resources, finance and accounting personnel, professional fees, other taxes and other corporate expenses. We expect that general and administrative expenses will increase as we continue to add personnel in connection with the growth of our business. In addition, we anticipate that we will also incur additional personnel expense, professional fees, including auditing and legal, and insurance costs related to operating as a public company. Therefore, we expect that our general and administrative expenses will increase in absolute dollars. Through 2012, we expect that our general and administrative expenses also will increase slightly as a percentage of revenues.

Amortization of Intangible Assets. Amortized intangible assets consist of acquired technology, covenant not to compete and customer relationships from the AECsoft acquisition in January 2011, as well as acquired technology and customer relationships from the going private transaction in 2004. The acquired technology from the AECsoft acquisition and covenant not to compete are amortized on a straight-line basis over their estimated lives of seven and five years, respectively, and the acquired technology from the going private transaction was amortized on a straight-line basis over the estimated life of three years. The customer relationships are amortized over a ten-year estimated life in a pattern consistent with which the economic benefit is expected to be realized.

Non-GAAP Net Income. Non-GAAP Net Income, a non-GAAP operating measure, consists of net income plus our non-cash, stock-based compensation expense and amortization of intangible assets in each year, amortization of acquired software in 2011, acquisition costs incurred in 2011 and 2010, compensation expense relating to management bonuses paid in connection with our initial public offering in 2010, a stock contribution to fund a charitable trust established by us in 2010 and settlement and legal costs related to a patent infringement lawsuit settled in 2009, less the acquisition related escrow distribution received in 2011, the gain realized upon the sale of a warrant in 2010 and the tax benefit in 2009 from the reduction of the valuation reserve on our deferred tax asset. Non-GAAP Net Income is determined on a tax-effected basis. For 2011, due to the impact that non-taxable expenses, i.e. stock-based compensation, had on our effective tax rate, we determined the tax effect of Non-GAAP Net Income by arriving at Non-GAAP Income before taxes, multiplying this by our statutory rate of 38.9% and the difference between our statutory tax expense and our book tax expense is the tax effect of adjustments to arrive at Non-GAAP Net Income. For 2010, we used our quarterly effective tax rate to determine the tax effect for Non-GAAP Net Income. For 2009 and 2008, we used our pro forma effective tax rate assuming the reduction of the valuation reserve had occurred the prior year to determine the tax effect for Non-GAAP Net Income. We use Non-GAAP Net Income as a measure of operating performance because it assists us in comparing performance on a consistent basis, as it removes from our operating results the impact of our capital structure, acquisition-related costs, the one-time costs associated with non-recurring events and such non-cash items such as stock-based compensation expense and amortization of intangible assets, which can vary depending upon accounting methods. We believe

Non-GAAP Net Income is useful to an investor in evaluating our operating performance because it is widely used by investors, securities analysts and other interested parties in our industry to measure a company’s operating performance without regard to non-cash items such as stock-based compensation expense and amortization of intangible assets, which can vary depending upon accounting methods, and to present a meaningful measure of corporate performance exclusive of our capital structure and the method by which assets were acquired. Our use of Non-GAAP Net Income has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	Non-GAAP Net Income does not reflect changes in, or cash requirements for, our working capital needs;

•	Non-GAAP Net Income does not consider the potentially dilutive impact of equity-based compensation;

•

Non-GAAP Net Income does not reflect acquisition-related costs, one-time cash bonuses paid to our management or cash payments in connection with a settlement of a lawsuit, all of which reduced the cash available to us;

•	we must make certain assumptions in order to determine the tax effect adjustments for Non-GAAP Net Income, which assumptions may not prove to be accurate; and

•	other companies, including companies in our industry, may calculate Non-GAAP Net Income differently, which reduces its usefulness as a comparative measure.

Because of these limitations, you should consider Non-GAAP Net Income alongside other financial performance measures, including various cash flow metrics, net income and our other GAAP results. Our management reviews Non-GAAP Net Income along with these other measures in order to fully evaluate our financial performance.

The following table provides a reconciliation of net income to Non-GAAP Net Income:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2009	2010	2011
	(Unaudited; in thousands)

Net income	$19,429	$1,743	$2,834
Stock based compensation	365	1,088	3,949
Amortization of intangibles	403	301	864
Amortization of acquired software	—	—	168
Distribution of acquisition escrow	—	—	(223)
Non-recurring stock contribution for a charitable trust established by the company	—	238	—
Acquisition-related costs	—	265	134
Gain on sale of investment	—	(1,700)	—
Management bonuses associated with initial public offering	—	5,888	—
Litigation settlement and associated legal expenses	3,189	—	—
Deferred tax asset valuation reserve reduction	(16,800)	—	—
Tax effect of adjustments(1)	(2,437)	(2,287)	(1,310)

Non-GAAP Net Income	$4,149	$5,536	$6,416

(1)

For the years ended December 31, 2008 and 2009, respectively, the tax effect of adjustments has been calculated on the assumption that the $16,800 deferred tax asset valuation reserve reduction had taken place prior to the commencement of each such fiscal year, and a pro forma effective tax rate of 37% was applied for each of such years. For the year ended December 31, 2010, the tax effect was determined on a quarterly basis using our effective tax rate for the applicable quarter. For the year ended December 31, 2011, due to the impact that non-taxable expenses, i.e. stock-based compensation, had on our effective tax rate, we determined the tax effect of Non-GAAP Net Income by arriving at Non-GAAP Income before taxes, multiplying this by our statutory rate of 38.9% and the difference between our statutory tax expense and our book tax expense is the tax effect of adjustments to arrive at Non-GAAP Net Income.

Adjusted Free Cash Flow. Free Cash Flow consists of net cash provided by operating activities, less purchases of property and equipment and less capitalization of software development costs. Adjusted Free Cash Flow consists of Free Cash Flow plus one-time settlement and legal costs related to a patent infringement lawsuit in 2009 as well as one-time bonus payments incurred in 2010 and acquisition costs in 2010 and 2011, less the acquisition related escrow distribution received in 2011. We use Adjusted Free Cash Flow as a measure of liquidity because it assists us in assessing our ability to fund our growth through our generation of cash. We believe Adjusted Free Cash Flow is useful to an investor in evaluating our liquidity because Adjusted Free Cash Flow and similar measures are widely used by investors, securities analysts and other interested parties in our industry to measure a company’s liquidity without regard to revenue and expense recognition, which can vary depending upon accounting methods.

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

The following table provides a reconciliation of net cash provided by operating activities to Adjusted Free Cash Flow:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2009	2010	2011
	(Unaudited; in thousands)
Net cash provided by operating activities	$4,501	$5,890	$17,407
Purchase of property and equipment	(685)	(832)	(2,058)
Capitalization of software development costs	(220)	(648)	(1,004)

Free Cash Flow	3,596	4,410	14,345
Distribution of acquisition escrow	—	—	(223)
Litigation settlement and associated legal expenses	3,189	—	—
Acquisition-related costs	—	265	134
Management bonuses associated with initial public offering	—	5,888	—

Adjusted Free Cash Flow	$6,785	$10,563	$14,256

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

Revenue Recognition. We primarily derive our revenues from subscription fees for our on-demand strategic procurement and supplier enablement software solution and associated implementation services. Revenue is generated from subscription agreements and related services permitting customers to access and utilize our hosted software. Customers may on occasion also purchase a perpetual license for certain software modules. Revenue is recognized when there is persuasive evidence of an agreement, the service has been provided or delivered to the customer, the collection of the fee is probable and the amount of the fee to be paid by the customer is fixed or determinable.

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

The assumptions used in calculating the fair value of common stock options granted in 2009, 2010 and 2011 are set forth below:

	September 30,	September 30,	September 30,
	2009	2010	2011

Estimated dividend yield	0%	0%	0%
Expected stock price volatility	100.0%	100.0%	80.0 – 90.0%
Weighted-average risk-free interest rate	1.9% – 2.8%	1.3% – 3.0%	1.1% – 2.7%
Expected life of award (in years)	6.25	6.25	6.25

Prior to our initial public offering in September 2010, we typically granted options on a semi-annual basis. The following table summarizes by grant date the number of stock options granted from January 1, 2009 through December 31, 2011, the per share exercise price of options and the fair value per option on each grant date:

	September 30,	September 30,	September 30,
	Number of Shares Subject	Per Share Exercise	Fair Value
Grant Date	to Options Granted	Price of Option(1)	per Option(2)

January 22, 2009	174,547	$2.04	$1.63
July 22, 2009	17,500	$1.90	$1.53
January 21, 2010	223,599	$2.26	$1.82
April 20, 2010	79,500	$8.18	$6.61
October 29, 2010	28,500	$11.45	$9.12
November 1 – December 31, 2010	9,000	$10.99 – 13.38	$8.75 – 10.68
January 1 – March 31, 2011	418,524	$12.91 – 16.02	$9.78 – 12.17
April 1 – June 30, 2011	285,000	$14.02 – 17.50	$10.66 – 13.24
July 1 – September 30, 2011	101,500	$12.61 – 17.15	$8.76 – 12.03
November 1 – December 31, 2011	30,000	$12.13 – 15.46	$8.41 – 10.74

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

As part of our stock incentive plan, and as set forth in Note 10 to our financial statements provided under “Part II, Item 8, Financial Statements and Supplementary Data” of this Report, we have also allowed certain employees to purchase shares of our restricted stock. We hold subscription notes receivable for the aggregate purchase price of the shares. Upon employee termination, we have the option to repurchase the shares. The repurchase price is the original purchase price plus interest for unvested restricted stock and the current fair value (as determined by our board of directors prior to September 24, 2010, and subsequently as determined by the closing price of our common stock on the NASDAQ Global Market on the date of termination) for vested restricted stock. The shares generally vest ratably over two to four years. The following table summarizes by grant date the number of shares of restricted stock granted from January 1, 2009 through December 31, 2011, the per share purchase price of restricted stock and the fair value per share of restricted stock on each grant date:

	September 30,	September 30,	September 30,
Grant Date	Number of Shares of Restricted Stock Granted	Per Share Purchase Price(s) of Restricted Stock(1)	Fair Value(s) per Share(2)

January 22, 2009	159,024	$2.04	$1.41 – $2.04
January 21, 2010	95,861	$2.26	$1.58

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

Prior to September 2010, we utilized semi-annual common stock valuations prepared using the “probability-weighted expected return” method. Under this methodology, the fair value of our common stock is estimated based upon an analysis of future values assuming various outcomes. The fair value is based on the probability-weighted present value of expected future investment returns considering each of the possible outcomes available to us as well as the rights of each share class. The possible outcomes considered were continued operation as a private company, an initial public offering and a sale of the company.

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

However, if the carrying amount of the reporting unit exceeds its fair value, the second step is performed to determine if goodwill is impaired and to measure the amount of impairment loss to recognize, if any. The second step compares the implied fair value of goodwill with the carrying amount of goodwill. If the implied fair value of goodwill exceeds the carrying amount, then goodwill is not considered impaired. However, if the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The fair value of the reporting unit is allocated to all the assets and liabilities, including any previously unrecognized intangible assets, as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. We performed our annual assessment on December 31, 2011. The estimated fair value of our reporting unit exceeded its carrying amount, including goodwill, and as such, no goodwill impairment was recorded.

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

Results of Operations

The following table sets forth, for the periods indicated, our results of operations:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2009	2010	2011
	(In thousands)
Revenues	$36,179	$42,477	$53,438
Cost of revenues	7,494	9,361	13,340

Gross profit	28,685	33,116	40,098

Operating expenses:
Research and development	8,059	8,395	11,233
Sales and marketing	10,750	11,592	14,282
General and administrative	3,703	5,810	8,403
Management bonuses associated with initial public offering	—	5,888	—
Litigation settlement and associated legal expenses	3,189	—	—
Amortization of intangible assets	403	301	864

Total operating expenses	26,104	31,986	34,782

Income from operations	2,581	1,130	5,316
Interest and other income, net	27	1,727	298

Income before income taxes	2,608	2,857	5,614
Income tax benefit (expense)	16,821	(1,114)	(2,780)

Net income	$19,429	$1,743	$2,834

The following table sets forth, for the periods indicated, our results of operations expressed as a percentage of revenues:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2009	2010	2011
Revenues	100%	100%	100%
Cost of revenues	21	22	25

Gross profit	79	78	75

Operating expenses:
Research and development	22	20	21
Sales and marketing	30	27	27
General and administrative	10	13	16
Management bonuses associated with initial public offering	—	14	—
Litigation settlement and associated legal expenses	9	—	—
Amortization of intangible assets	1	1	1

Total operating expenses	72	75	65

Income from operations	7	3	10
Interest and other income, net	—	4	—

Income before income taxes	7	7	10
Income tax benefit (expense)	47	(3)	(5)

Net income	54%	4%	5%

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenues. Revenues for 2011 were $53.4 million, an increase of $10.9 million, or 26%, over revenues of $42.5 million for 2010. The increase in revenues resulted primarily from an increase in the number of customers from 195 as of December 31, 2010 to 321 as of December 31, 2011, recognition of a full year’s revenues for the new customers added in 2010, as well as revenue relating to customers acquired as a result of our acquisition of AECsoft in January 2011. We have increased our customer count through our continued efforts to enhance brand awareness, our sales and marketing efforts, and our AECsoft acquisition in January 2011.

Cost of Revenues. Cost of revenues in 2011 was $13.3 million, an increase of $3.9 million, or 41%, over cost of revenues of $9.4 million in 2010. As a percentage of revenues, cost of revenues increased to 25% in 2011 from 22% in 2010. The increase in dollar amount primarily resulted from a $3.1 million increase in employee-related costs attributable to our existing personnel and additional implementation service personnel, a $0.2 million increase in stock-based compensation expense, a $0.2 million increase in amortization of acquired software due to our acquisition of AECsoft in January 2011, and a $0.2 million increase in amortization of capitalized software. We had 116 full-time employee equivalents in our implementation services, supplier enablement services, customer support and client partner organizations at December 31, 2011, of which 16 were added as part of our acquisition of AECsoft, compared to 72 full-time employee equivalents at December 31, 2010.

Research and Development Expenses. Research and development expenses for 2011 were $11.2 million, an increase of $2.8 million, or 33%, from research and development expenses of $8.4 million for 2010. As a percentage of revenues, research and development expenses increased to 21% in 2011 from 20% in 2010. The increase in dollar amount was primarily due to a $1.5 million increase in employee-related costs attributable to our existing personnel and additional research and development personnel, a $0.8 million increase in stock-based compensation expense, a $0.4 million increase in maintenance and hardware costs required to support our growing business, and a $0.3 million increase in other research and development spend, partially offset by a $0.3 million increase in capitalization of software development costs. We had 78 full-time employee equivalents in our research and development organization at December 31, 2011, of which 2 were added as part of our acquisition of AECsoft, compared to 60 full-time employee equivalents at December 31, 2010.

Sales and Marketing Expenses. Sales and marketing expenses for 2011 were $14.3 million, an increase of $2.7 million, or 23%, over sales and marketing expenses of $11.6 million for 2010. As a percentage of revenues, sales and marketing expenses were 27% in 2011 and 2010. The increase in dollar amount is primarily due to an increase of $1.0 million in employee-related costs from our existing personnel and additional sales and marketing headcount, a $1.0 million increase in stock-based compensation expense, an increase of $0.1 million in amortized commission expense and an increase of $0.4 million of travel expenditures. We had 53 full-time employee equivalents in our sales and marketing organization at December 31, 2011, of which 4 were added as part of our acquisition of AECsoft, compared to 46 full-time employee equivalents at December 31, 2010.

General and Administrative Expenses. General and administrative expenses for 2011 were $8.4 million, an increase of $2.6 million, or 45%, from general and administrative expenses of $5.8 million for 2010. As a percentage of revenues, general and administrative expenses increased to 16% in 2011 from 14% in 2010. The increase in dollar amount was primarily due to a $0.8 million increase in employee-related costs attributable to our existing personnel and additional general and administrative personnel, a $0.9 million increase in stock-based compensation expense and a $0.8 million of public company costs. We had 18 full-time employee equivalents in our general and administrative organization at December 31, 2011, compared to 14 full-time employee equivalents at December 31, 2010.

Management Bonuses Associated with Initial Public Offering. In 2010, we paid one-time cash bonuses to certain members of management in connection with the initial public offering. The one-time expense from management bonuses associated with the initial public offering for the year ended December 31, 2010 was $5.9 million, or 14% of revenues.

Amortization of Intangible Assets. Amortization of intangible assets for 2011 was $0.9 million, an increase of $0.6 million, or 200% over amortization of intangible assets of $0.3 million for 2010. As a percentage of revenues, amortization of intangible assets increased to 2% in 2011 from 1% in 2010. The increase in dollar amount was due to amortization attributable to intangible assets acquired in connection with our AECsoft acquisition in January 2011.

Income from Operations. Income from operations for 2011 was $5.3 million, an increase of $4.2 million, or 382%, over income from operations of $1.1 million for 2010. As a percentage of revenues, income from operations increased to 10% in 2011 from 3% in 2010. The increase in dollar amount was primarily the result of the increase in revenues and the decrease in management bonuses associated with the initial public offering, partially offset by our increased expenses required to support our additional revenues.

Income tax expense. Income tax expense for the year ended December 31, 2011 was $2.8 million, an increase of $1.7 million, or 155% over income tax expense of $1.1 million for the year ended December 31, 2010. The increase in dollar amount was due to increases in both our taxable income and our effective tax rate. The increase in our effective tax rate was attributable to increased non-deductible expenses, primarily stock-based compensation expense.

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

Liquidity

Net Cash Flows from Operating Activities

Net cash provided by operating activities was $17.4 million during 2011, $5.9 million during 2010 and $4.5 million during 2009. The amount of our net cash provided by operating activities is primarily a result of the timing of cash payments from our customers, offset by the timing of our primary cash expenditures, which are employee salaries. The cash payments from our customers will fluctuate as our new business sales normally fluctuate quarterly, primarily due to the timing of client budget cycles, with the second and fourth quarters of each year generally having the most sales and the first and third quarters generally having fewer sales. The cash payments from customers are typically due annually on the anniversary date of the initial contract. The cash payments from customers were approximately $60 million during 2011, $45 million during 2010 and $38 million during 2009. The cash payments to employees are typically ratable throughout the fiscal year, with the exception of annual incentive payments, which occur in the first quarter. In addition, in 2010 we paid one-time bonuses in the amount of $5.9 million to certain members of management in the third quarter in connection with our initial public offering. The cash expenditures for employee salaries, including incentive payments, were approximately $29 million during 2011, $27 million during 2010 and $20 million during 2009.

For 2011, net cash provided by operating activities of $17.4 million was primarily the result of the following, exclusive of acquired assets and liabilities, $2.8 million of net income plus $3.9 million of stock-based compensation and $2.1 million of depreciation and amortization, a $9.1 million increase in deferred revenues, a $2.5 million decrease in deferred taxes and a $0.5 million decrease in prepaid expenses, less a $3.5 million increase in accounts receivable.

For 2010, net cash provided by operating activities of $5.9 million was primarily the result of $1.7 million of net income plus $1.1 million of stock-based compensation, a $3.9 million increase in deferred revenues and a $0.9 million decrease in deferred taxes, less a $1.7 million gain on the sale of warrants.

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

Our deferred revenues were $49.6 million at December 31, 2011 and $38.2 million at December 31, 2010. The increase in deferred revenues reflects growth in the total number of customers. Customers are invoiced annually in advance for their annual subscription fee and the invoices are recorded in accounts receivable and deferred revenues, which deferred revenues are then recognized ratably over the term of the subscription agreement. With respect to implementation services fees, customers are invoiced as the services are performed, typically within the first three to eight months of contract execution, and the invoices are recorded in accounts receivable and deferred revenues, which are then recognized ratably over the remaining term of the subscription agreement once the performance milestones have been met. If our sales increase, we would expect our deferred revenues balance to increase.

As of December 31, 2011, we had net operating loss carryforwards of approximately $187.0 million available to reduce future federal taxable income. In the future, we may fully utilize our available net operating loss carryforwards and would begin making income tax payments at that time. In addition, the limitations on utilizing net operating loss carryforwards and other minimum state taxes may also increase our overall tax obligations. We expect that if we generate taxable income and/or we are not allowed to use net operating loss carryforwards for federal/state income tax purposes, our cash generated from operations will be adequate to meet our income tax obligations.

Net Cash Flows from Investing Activities

For 2011, net cash used in investing activities was $35.1 million, consisting of the acquisition of AECsoft, net of cash acquired, of $7.3 million, the net purchase of $24.7 million of short-term investments, various capital expenditures of $2.1 million and capitalization of $1.0 million of software development costs. For the fiscal year ended December 31, 2010, net cash used by investing activities was $19.4 million, consisting of the purchase of $20.0 million of short-term investments, various capital expenditures of $0.8 million and capitalization of $0.6 million of software development costs, offset by proceeds from the sale of warrants of $1.7 million and a decrease in restricted cash of $0.4 million. In general, our capital expenditures are for our network infrastructure to support our increasing customer base and expected growth in new business and for internal use, such as equipment for our increasing employee headcount. The restricted cash collateralized our line of credit, which was obtained in 2008 and repaid and extinguished in 2010.

Net Cash Flows from Financing Activities

For the fiscal year ended December 31, 2011, net cash provided by financing activities was $15.1 million, consisting primarily of $15.4 million in proceeds from our public offering net of underwriting discounts, offset by $0.4 million expenditures for public offering costs. For the fiscal year ended December 31, 2010, net cash provided by financing activities was $13.9 million, consisting primarily of $53.0 million in proceeds from our public offering net of underwriting discounts, offset by $2.4 million expenditures for public offering costs, a $36.2 million payment for the redemption of all outstanding preferred stock, and a $0.4 million repayment of our line of credit.

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

Off-Balance Sheet Arrangements

As of December 31, 2010 and 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space, we do not engage in off-balance sheet financing arrangements. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Capital Resources

Our future capital requirements may vary materially from those now planned and will depend on many factors, including the costs to develop and implement new products and services, the sales and marketing resources needed to further penetrate our targeted vertical markets as well as the broader commercial market and gain acceptance of new products we develop or acquire, the expansion of our operations in the United States and internationally and the response of competitors to our products and services. Historically, we have experienced increases in our expenditures consistent with the growth in our operations and personnel, and we anticipate that our expenditures will continue to increase as we grow our business. We expect our research and development, sales and marketing and capital expenditures to decline as a percentage of revenues, but increase in absolute dollars, in the future. In the future, we may also acquire complementary businesses, products or technologies. We have no formal agreements or commitments with respect to any acquisitions at this time.

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

Contractual and Commercial Commitment Summary

The following table summarizes our contractual obligations as of December 31, 2011. These contractual obligations require us to make future cash payments:

	September 30,	September 30,	September 30,	September 30,	September 30,
Payments Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
(In thousands)

Operating lease commitments	$6,617	$1,249	$2,681	$2,578	$109

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

Recent Accounting Pronouncements

In September 2011, the FASB issued a revised accounting standard, which is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. Specifically, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. This standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We will adopt this standard in the first quarter of 2012 and do not expect the adoption will have a material impact on our financial statements.

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

Interest Rate Sensitivity

Interest income and expense are sensitive to changes in the general level of U.S. interest rates. However, based on the nature and current level of our investments, which are primarily cash and cash equivalents and short-term investments, we believe there is no material risk of exposure.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended, an evaluation as of December 31, 2011 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2011, were effective for the purposes stated above.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Our independent registered public accounting firm has issued an auditors’ report on the effectiveness of our internal controls over financial reporting, which it included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of SciQuest, Inc. and Subsidiaries

We have audited SciQuest, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SciQuest, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, SciQuest, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s consolidated financial statements as of and for the year ended December 31, 2011 and our report date February 24, 2012 expressed an unqualified opinion on those financial statements.

Ernst & Young LLP

Raleigh, NC

February 24, 2012

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We will include the information required by this item in our definitive proxy statement for our 2012 annual meeting of stockholders, which we will file within 120 days after the end of the fiscal year covered by this Report. This information is incorporated in this Report by reference.

ITEM 11.	EXECUTIVE COMPENSATION

We will include the information required by this item in our definitive proxy statement for our 2012 annual meeting of stockholders, which we will file within 120 days after the end of the fiscal year covered by this Report. This information is incorporated in this Report by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We will include the information required by this item in our definitive proxy statement for our 2012 annual meeting of stockholders, which we will file within 120 days after the end of the fiscal year covered by this Report. This information is incorporated in this Report by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We will include the information required by this item in our definitive proxy statement for our 2012 annual meeting of stockholders, which we will file within 120 days after the end of the fiscal year covered by this Report. This information is incorporated in this Report by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

We will include the information required by this item in our definitive proxy statement for our 2012 annual meeting of stockholders, which we will file within 120 days after the end of the fiscal year covered by this Report. This information is incorporated in this Report by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as a part of the report:

(1) Financial Statements.

The following financial statements of the Company are filed herewith:

(2) Financial Statement Schedules.

None.

(3) Index to Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of SciQuest, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed March 9, 2011)

3.2	Amended and Restated Bylaws of SciQuest, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed March 9, 2011)

4.1	Specimen Certificate representing shares of common stock of SciQuest, Inc. (incorporated herein by reference to Exhibit 4.1 to Amendment No. 5 to Form S-1 Registration Statement, filed September 2, 2010)

4.2	Stockholders Agreement, by and among SciQuest, Inc. and certain of its stockholders, dated July 28, 2004 (incorporated herein by reference to Exhibit 4.2 to Form S-1 Registration Statement, filed March 26, 2010)

4.3	Amendment No. 1 to Stockholders Agreement, by and among SciQuest, Inc. and certain of its stockholders, dated August 2, 2010 (incorporated herein by reference to Exhibit 4.3 to Amendment No. 5 to Form S-1 Registration Statement, filed September 2, 2010)

10.1	SciQuest, Inc. 2004 Stock Incentive Plan+ (incorporated herein by reference to Exhibit 10.1 to Form S-1 Registration Statement, filed March 26, 2010)

10.2	Amendment No. 2 to SciQuest, Inc. 2004 Stock Incentive Plan+ (incorporated herein by reference to Exhibit 10.2 to Form S-1 Registration Statement, filed March 26, 2010)

10.3	Amendment No. 3 to SciQuest, Inc. 2004 Stock Incentive Plan+ (incorporated herein by reference to Exhibit 4.5 to Form S-8 Registration Statement, filed November 5, 2010)

Exhibit Number	Description

10 .4	Form of Stock Option Grant Certificate under the SciQuest, Inc. 2004 Stock Incentive Plan+ (incorporated herein by reference to Exhibit 10.3 to Form S-1 Registration Statement, filed March 26, 2010)

10.5	Form of Management Subscription Agreement under the SciQuest, Inc. 2004 Stock Incentive Plan+ (incorporated herein by reference to Exhibit 10.4 to Form S-1 Registration Statement, filed March 26, 2010)

10.6	Employment Agreement by and between SciQuest, Inc. and Stephen J. Wiehe, dated February 5, 2002+ (incorporated herein by reference to Exhibit 10.7 to Form S-1 Registration Statement, filed March 26, 2010)

10.7	Change of Control Agreement by and between SciQuest, Inc. and Stephen J. Wiehe, dated January 1, 2004+ (incorporated herein by reference to Exhibit 10.8 to Form S-1 Registration Statement, filed March 26, 2010)

10.8	Change of Control Agreement by and between SciQuest, Inc. and Rudy C. Howard, dated January 1, 2010+ (incorporated herein by reference to Exhibit 10.10 to Form S-1 Registration Statement, filed March 26, 2010)

10.9	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.13 to Amendment No. 1 to Form S-1 Registration Statement, filed May 11, 2010)

10.10	Office Lease by and between SciQuest, Inc. and Duke Realty Limited Partnership, dated May 17, 2005 (incorporated herein by reference to Exhibit 10.14 to Form S-1 Registration Statement, filed March 26, 2010)

10.11	First Amendment to Office Lease by and between SciQuest, Inc. and Duke Realty Limited Partnership, dated February 21, 2008 (incorporated herein by reference to Exhibit 10.15 to Form S-1 Registration Statement, filed March 26, 2010)

10.12	Second Amendment to Office Lease by and between SciQuest, Inc. and Duke Realty Limited Partnership, dated February 27, 2008 (incorporated herein by reference to Exhibit 10.16 to Form S-1 Registration Statement, filed March 26, 2010)

10.13	Assignment of Lease by and between SciQuest, Inc. and Kroy Building Products, Inc., dated February 11, 2008 (incorporated herein by reference to Exhibit 10.17 to Form S-1 Registration Statement, filed March 26, 2010)

10.14	Office Lease by and between Duke Realty Limited Partnership and Kroy Building Products, Inc., dated September 29, 2006 (incorporated herein by reference to Exhibit 10.18 to Form S-1 Registration Statement, filed March 26, 2010)

10.15	Second Amendment to Office Lease by and between SciQuest, Inc. and Duke Realty Limited Partnership, dated February 21, 2008 (incorporated herein by reference to Exhibit 10.19 to Form S-1 Registration Statement, filed March 26, 2010)

10.16	Master Agreement for U.S. Availability Services between SunGard Availability Services LP and SciQuest, Inc. (incorporated herein by reference to Exhibit 10.20 to Amendment No. 1 to Form S-1 Registration Statement, filed May 11, 2010)

10.17	Third Amendment to Office Lease, dated as of October 28, 2010, by and between Duke Realty Limited Partnership and the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 2, 2010)

Exhibit Number	Description

10.18	Third Amendment to Office Lease, dated as of October 28, 2010, by and between Duke Realty Limited Partnership and the Company, as successor in interest to Kroy Building Products, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed November 2, 2010)

10.19	Stock Purchase Agreement, dated December 21, 2010, by and among SciQuest, Inc., Tom (Yitao) Ren, Ying (Lily) Xiong, John Paul Gutierrez and Ronald Dressin (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 22, 2010)

10.20	Fourth Amendment to Office Lease, dated as of June 6, 2011, by and between Duke Realty Limited Partnership and the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 8, 2011)

10.21	Fifth Amendment to Office Lease, dated as of October 10, 2011, by and between Duke Realty Limited Partnership and the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed October 13, 2011)

10.22	Letter Agreement, dated as of October 25, 2011, by and among Tom (Yitao) Ren, Ying (Lily) Xiong and the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed October 31, 2011)

21.1*	List of Subsidiaries

23.1*	Consent of Ernst & Young LLP

31.1*	Rule 13a-14(a)/15d-14(a) Certification, executed by Stephen J. Wiehe, President, Chief Executive Officer and Director of the Company

31.2*	Rule 13a-14(a)/15d-14(a) Certification, executed by Rudy C. Howard, Chief Financial Officer of the Company

32.1*	Section 1350 Certification, executed by Stephen J. Wiehe, President, Chief Executive Officer and Director of the Company

32.2*	Section 1350 Certification, executed by Rudy C. Howard, Chief Financial Officer of the Company

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T (XBRL)

*	Documents filed herewith.

+	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(c) of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SCIQUEST, INC.
Date: February 24, 2012

	By:	/s/ Stephen J. Wiehe
Stephen J. Wiehe
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Stephen J. Wiehe	President, Chief Executive Officer and Director	February 24, 2012
Stephen J. Wiehe	(Principal Executive Officer)

/s/ Rudy C. Howard	Chief Financial Officer	February 24, 2012
Rudy C. Howard	(Principal Financial Officer and Principal Accounting Officer)

/s/ Noel J. Fenton	Chairman of the Board of Directors	February 24, 2012
Noel J. Fenton

/s/ Jeffrey T. Barber	Director	February 24, 2012
Jeffrey T. Barber

/s/ Timothy J. Buckley	Director	February 24, 2012
Timothy J. Buckley

/s/ Daniel F. Gillis	Director	February 24, 2012
Daniel F. Gillis

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of SciQuest, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of SciQuest, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SciQuest, Inc. and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Ernst & Young LLP

Raleigh, North Carolina

February 24, 2012

SciQuest, Inc.

Consolidated Balance Sheets

(in thousands except share and per share amounts)

	September 30,	September 30,
	As of December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$14,958	$17,494
Short-term investments	44,685	20,000
Accounts receivable, net	10,746	6,400
Prepaid expenses and other current assets	1,015	1,297
Deferred tax asset	70	207

Total current assets	71,474	45,398
Property and equipment, net	4,028	1,993
Goodwill	15,719	6,765
Intangible assets, net	5,433	1,039
Deferred project costs	7,025	5,667
Deferred tax asset	12,634	15,675
Other	55	150

Total assets	$116,368	$76,687

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$102	$51
Accrued liabilities	5,945	4,200
Deferred revenues	36,836	28,305

Total current liabilities	42,883	32,556
Deferred revenues, less current portion	12,778	9,896

Commitments and contingencies

Stockholders’ Equity
Common stock, $0.001 par value; 50,000,000 shares authorized; 22,133,036 and 20,532,443 shares issued and outstanding as of December 31, 2011 and 2010, respectively	22	20
Additional paid-in capital	74,083	50,462
Notes receivable from stockholders	—	(15)
Accumulated deficit	(13,398)	(16,232)

Total stockholders’ equity	60,707	34,235

Total liabilities and stockholders’ equity	$116,368	$76,687

The accompanying notes are an integral part of consolidated the financial statements.

SciQuest, Inc.

Consolidated Statements Of Operations

(in thousands except per share amounts)

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009
Revenues	$53,438	$42,477	$36,179
Cost of revenues	13,340	9,361	7,494

Gross profit	40,098	33,116	28,685

Operating expenses:
Research and development	11,233	8,395	8,059
Sales and marketing	14,282	11,592	10,750
General and administrative	8,403	5,810	3,703
Management bonus plan associated with initial public offering	—	5,888	—
Litigation settlement and associated legal expenses	—	—	3,189
Amortization of intangible assets	864	301	403

Total operating expenses	34,782	31,986	26,104

Income from operations	5,316	1,130	2,581
Other income (expense):
Interest income	91	40	37
Other income (expense), net	207	1,687	(10)

Total other income, net	298	1,727	27

Income before income taxes	5,614	2,857	2,608
Income tax (expense) benefit	(2,780)	(1,114)	16,821

Net income	2,834	1,743	19,429
Dividends on redeemable preferred stock	—	2,079	2,595

Net income (loss) attributable to common stockholders	$2,834	$(336)	$16,834

Net income (loss) attributable to common stockholders per share:
Basic	$0.13	$(0.02)	$1.20
Diluted	$0.13	$(0.02)	$1.16
Weighted average shares outstanding used in computing per share amounts:
Basic	21,673	15,754	14,061
Diluted	22,241	15,754	14,450

The accompanying notes are an integral part of the consolidated financial statements.

SciQuest, Inc.

Consolidated Statements Of Stockholders’ Equity (Deficit)

(in thousands except share amounts)

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Common Stock		Additional Paid-In	Notes Receivable	Accumulated	Total Stockholders’
	Shares	Amount	Capital	from Stockholders	Deficit	Equity (Deficit)
Balance as of December 31, 2008	14,176,012	14	—	(617)	(33,788)	(34,391)
Issuance of restricted stock	159,024	—	196	(171)	—	25
Repurchase of restricted stock	(7,802)	—	(16)	1	—	(15)
Exercise of common stock options	15,050	—	6	—	—	6
Payments on notes receivable from stockholders	—	—	—	18	—	18
Stock-based compensation	—	—	365	—	—	365
Dividends accrued on redeemable preferred stock	—	—	(551)	—	(2,044)	(2,595)
Net income	—	—	—	—	19,429	19,429

Balance as of December 31, 2009	14,342,284	14	—	(769)	(16,403)	(17,158)
Proceeds from public offering, net of underwriting discounts and offering costs	6,000,000	6	50,583	—	—	50,589
Exercise of common stock options	17,241	—	29	—	—	29
Contribution of stock to fund a charitable trust established by the Company	25,000	—	238	—	—	238
Issuance of restricted stock	95,861	—	216	(177)	—	39
Repurchase of restricted stock	(143,543)	—	(273)	—	—	(273)
Exercise of warrants	195,600	—	15	—	—	15
Payments on notes receivable from stockholders	—	—	—	4	—	4
Forgiveness of notes receivable	—	—	—	927	(927)	—
Stock-based compensation	—	—	1,088	—	—	1,088
Dividends accrued on redeemable preferred stock	—	—	(1,434)	—	(645)	(2,079)
Net income	—	—	—	—	1,743	1,743

Balance as of December 31, 2010	20,532,443	20	50,462	(15)	(16,232)	34,235
Proceeds from public offering, net of underwriting discounts and offering costs	1,150,000	1	14,996	—	—	14,997
Exercise of common stock options	146,234	1	165	—	—	166
Issuance of stock in connection with business acquisition	307,088	—	4,539	—	—	4,539
Repurchase of restricted stock	(28,657)	—	(28)	—	—	(28)
Exercise of warrants	25,928	—	—	—	—	—
Payments on notes receivable from stockholders	—	—	—	15	—	15
Stock-based compensation	—	—	3,949	—	—	3,949
Net income	—	—	—	—	2,834	2,834

Balance as of December 31, 2011	22,133,036	$22	$74,083	$—	$(13,398)	$60,707

The accompanying notes are an integral part of the consolidated financial statements.

SciQuest, Inc.

Consolidated Statements Of Cash Flows

(in thousands)

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities
Net income	$2,834	$1,743	$19,429
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,142	1,093	1,214
(Gain) on sale of investment	—	(1,700)	—
Stock-based compensation expense	3,949	1,088	365
Non-recurring contribution of stock to fund a charitable trust established by the Company	—	238	—
Deferred taxes	2,481	918	(16,800)
Loss from disposal of property and equipment	—	2	140
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(3,515)	(1,554)	(1,340)
Prepaid expense and other current assets	456	(463)	40
Deferred project costs and other assets	(1,263)	(626)	(362)
Accounts payable	51	5	(255)
Accrued liabilities and other	1,221	1,220	(615)
Deferred revenues	9,051	3,926	2,685

Net cash provided by operating activities	17,407	5,890	4,501
Cash flows from investing activities
Business acquisition, net of cash acquired	(7,346)	—	—
Addition of capitalized software development costs	(1,004)	(648)	(220)
Purchase of property and equipment	(2,058)	(832)	(685)
Purchase of short-term investments	(36,340)	(20,000)	—
Maturities of short-term investments	11,655	—	—
Proceeds from sale of investment	—	1,700	—
Restricted cash	—	350	—

Net cash used in investing activities	(35,093)	(19,430)	(905)
Cash flows from financing activities
Proceeds from public offering, net of underwriting discount	15,405	53,010	—
Public offering costs	(408)	(2,421)	—
Redemption of preferred stock	—	(36,151)	—
Issuance of common and restricted stock	—	39	25
Repurchases of restricted stock	(28)	(273)	(15)
Repayment of notes payable	—	(350)	—
Collection of notes receivable from stockholders	15	4	18
Proceeds from exercise of warrants	—	15	—
Proceeds from exercise of common stock options	166	29	6

Net cash provided by financing activities	15,150	13,902	34
Net (decrease) increase in cash and cash equivalents	(2,536)	362	3,630
Cash and cash equivalents at beginning of year	17,494	17,132	13,502

Cash and cash equivalents at end of year	$14,958	$17,494	$17,132

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$2	$6

Supplemental disclosure of non-cash flow information
Dividends on redeemable preferred stock	$—	$2,079	$2,595

The accompanying notes are an integral part of the consolidated financial statements.

SciQuest, Inc.

Notes To Consolidated Financial Statements

(In thousands except share and per share amounts)

Years Ended December 31, 2011, 2010 and 2009

1. Description of Business

SciQuest, Inc. (the Company) provides on-demand strategic procurement and supplier management solutions that integrate customers with their suppliers to improve procurement of indirect goods and services, such as office supplies, laboratory supplies, furniture, MRO (maintenance, repair and operations) supplies and food and beverages. The Company’s on-demand software enables organizations to more efficiently source indirect goods and services, manage their spend and obtain the benefits of compliance with purchasing policies and negotiating power with suppliers. The Company’s on-demand strategic procurement and supplier management software suite coupled with its managed supplier network forms the Company’s integrated solution, which is designed to achieve rapid and sustainable savings. The Company’s solution is designed to optimize tasks throughout the cycle of finding, procuring, receiving and paying for indirect goods and services, which can result in increased efficiency, reduced costs and increased insight into an organization’s buying patterns. Our core target markets for our strategic procurement products are higher education, life sciences, healthcare and state and local governments. In addition, we market our supplier management products in the general commercial market without regard to specific verticals. The Company is headquartered in Cary, North Carolina.

Initial Public Offering

On September 24, 2010, the Company completed its initial public offering of 6,000,000 shares of common stock at an offering price of $9.50 per share, and the additional sale of 900,000 shares of common stock by selling stockholders pursuant to the underwriters’ over-allotment option. The Company received net proceeds of approximately $50,589, after payment of underwriting discounts and commissions and legal, accounting and other fees incurred in connection with the offering. Approximately $36,151 of the net proceeds were used to redeem all outstanding shares of Series A redeemable preferred stock. The Company also recognized compensation expense of approximately $5,888 related to management bonus plan payments associated with the initial public offering paid under its Exit Event Bonus Plan (refer to Note 13).

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States.

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

Revenue Recognition

The Company primarily derives its revenues from subscription fees for its on-demand strategic procurement and supplier management software solutions and associated implementation services. Revenue is generated from subscription agreements and related services permitting customers to access and utilize the Company’s hosted software. Customers may on occasion also purchase a perpetual license for certain software modules. Revenue is recognized when there is persuasive evidence of an arrangement, the service has been provided or delivered to the customer, the collection of the fee is probable and the amount of the fee to be paid by the customer is fixed or determinable. The Company’s arrangements do not contain general rights of return.

In October 2009, the FASB’s Emerging Issues Task Force amended the accounting standards for multiple-element revenue arrangements. The Company adopted this accounting guidance on January 1, 2011, for applicable arrangements entered into or materially modified after this date. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations, or cash flows.

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

The Company allocates revenue to each element in an arrangement based on a selling price hierarchy. The selling price for a deliverable is based on vendor-specific objective evidence of selling price (“VSOE”), if available, third-party evidence of selling price (“TPE”), if VSOE is not available, or estimated selling price (“ESP”) if neither VSOE nor TPE is available. The Company allocates revenue among deliverables in an arrangement using the relative selling price method. Because the Company has neither VSOE nor TPE for its deliverables, the allocation of revenue has been based on ESP.

The Company’s process for determining ESP for its deliverables considers multiple factors that may vary depending upon the facts and circumstances related to each deliverable. Key factors considered in developing ESP related to deliverables include established pricing and approval policies, type and size of customer, number of products purchased, and historical transactions. The Company regularly reviews ESP and maintains internal controls over the establishment and updates of these estimates.

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

Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from the Company’s software and services described above. For multi-year subscription agreements, the Company generally invoices its customers in annual installments. Accordingly, the deferred revenue balance does not represent the total contract value of these multi-year subscription agreements. The Company’s services, such as implementation, are generally sold in conjunction with subscription agreements. These services are recognized ratably over the remaining term of the subscription agreement once any contingent performance milestones have been satisfied. The portion of deferred revenue that the Company anticipates will be recognized after the succeeding 12-month period is recorded as non-current deferred revenue and the remaining portion is recorded as current deferred revenue.

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

Concentrations

As of December 31, 2011 and 2010, no individual customer comprised more than 10% of the accounts receivable balance. During each of the years ended December 31, 2011, 2010 and 2009, no individual customer comprised more than 10% of the Company’s revenues. During the year ended December 31, 2011, approximately 95% of the Company’s revenue was from sales transactions originating in the United States. During the year ended December 31, 2010, approximately 94% of the Company’s revenue was from sales transactions originating in the United States. During the year ended December 31, 2009, approximately 93% of the Company’s revenues were from sales transactions originating in the United States.

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

Short-Term Investments

Management determines the appropriate classification of investments at the time of purchase and evaluates such determination as of each balance sheet date. The Company’s investments were classified as available-for-sale securities and were stated at fair value at December 31, 2011 and 2010. Realized gains and losses are included in other income (expense) based on the specific identification method. There were no realized gains or losses for the years ended December 31, 2011 or 2010. Net unrealized gains and losses on available-for-sale securities are reported as a component of other comprehensive income (loss), net of tax. As of December 31, 2011 and 2010, there were no unrealized gains or losses on available-for-sale securities. The Company regularly monitors and evaluates the fair value of its investments to identify other-than-temporary declines in value. Management believes no such declines in value existed at December 31, 2011 or 2010.

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

The following summarizes the changes in the Company’s allowance for doubtful accounts:

	September 30,	September 30,	September 30,	September 30,
	Beginning Balance	Additions	Deductions	Ending Balance
2009	$—	$—	$—	$—
2010	—	—	—	—
2011	—	217	—	217

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives, which are usually seven years for furniture and three to five years for computer software and equipment. Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the remainder of the lease term. Costs for repairs and maintenance are expensed as incurred. Upon retirement or sale, the cost of the disposed assets and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is credited or charged to operations.

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

Goodwill

Goodwill represents the excess of the cost of an acquired entity over the net fair value of the identifiable assets acquired and liabilities assumed. The Company reviews the carrying value of goodwill at least annually to assess impairment since it is not amortized. Additionally, the Company would also review the carrying value of goodwill whenever events or changes in circumstances indicated that its carrying amount may not be recoverable. The Company has concluded that it has one reporting unit for purposes of its annual goodwill impairment testing. To assess goodwill impairment, the first step is to identify if a potential impairment exists by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to have a potential impairment and the second step of the impairment test is not necessary. The Company performed its annual assessment on December 31, 2011. The estimated fair value of the Company’s reporting unit exceeded its carrying amount, including goodwill, and as such, no goodwill impairment was recorded.

Long-Lived Assets

The Company evaluates the recoverability of its property and equipment and other long-lived assets, including acquired technology and customer relationships, when events change or circumstances indicate the carrying amount may not be recoverable. If such events or changes in circumstances are present, the undiscounted cash flow method is used to determine whether the asset is impaired. An impairment loss is recognized when, and to the extent, the net book value of such assets exceeds the fair value of the assets or the business to which the assets relate. Cash flows would include the estimated terminal value of the asset and exclude any interest charges. The discount rate utilized would be based on the Company’s best estimate of the related risks and return at the time the impairment assessment is made. There were no impairments of the Company’s long-lived assets during the years ended December 31, 2011 and 2010.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of costs, including salaries and sales commissions, of all personnel involved in the sales process. Sales and marketing expenses also include costs of advertising, trade shows, certain indirect costs and allocated fixed asset depreciation and facilities costs. Advertising costs are expensed as incurred. Advertising expenses totaled approximately $435, $635 and $433 for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Stock-based compensation costs are based on the fair value of the underlying option calculated using the Black-Scholes option-pricing model on the date of grant for stock options. Determining the appropriate fair value model and related assumptions requires judgment, including estimating stock price volatility, forfeiture rates and expected term. The expected volatility rates are estimated based on the actual volatility of comparable public companies over the expected term. The expected term for the years ended December 31, 2011, 2010 and 2009, represents the average time that options that vest are expected to be outstanding based on the mid-point between the vesting date and the end of the contractual term of the award. The Company has not paid dividends and does not anticipate paying a cash dividend in the foreseeable future and, accordingly, uses an expected dividend yield of zero. The risk-free interest rate is based on the rate of U.S. Treasury securities with maturities consistent with the estimated expected term of the awards.

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

The following summarizes the calculation of basic and diluted net income (loss) attributable to common stockholders per share:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009

Basic:
Net income	$2,834	$1,743	$19,429
Less: Dividends on redeemable preferred stock	—	2,079	2,595

Net income (loss) attributable to common stockholders	$2,834	$(336)	$16,834

Weighted average common shares, basic	21,673,149	15,754,002	14,061,007
Basic net income (loss) attributable to common stockholders per share	$0.13	$(0.02)	$1.20

Diluted:
Net income (loss) attributable to common stockholders	$2,834	$(336)	$16,834
Weighted average common shares, basic	21,673,149	15,754,002	14,061,007
Dilutive effect of:
Options to purchase common stock	454,740	—	172,662
Warrants to purchase common stock	—	—	213,054
Nonvested shares of restricted stock	113,366	—	3,431

Weighted average common shares — Diluted	22,241,255	15,754,002	14,450,154

Diluted net income (loss) attributable to common stockholders per share	$0.13	$(0.02)	$1.16

The following equity instruments have been excluded from diluted net income (loss) per common share as they would be anti-dilutive:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009

Nonvested restricted stock	—	—	1,699
Common stock options	279,554	51,737	177,547

Total	279,554	51,737	179,246

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

The Company accounts for uncertain tax positions by recognizing and measuring tax benefits taken or expected to be taken on a tax return. A tax benefit from an uncertain position may be recognized only if it is more likely than not that the position is sustainable, based solely on its technical merits and consideration of the relevant taxing authority’s widely understood administrative practices and precedents. If the recognition threshold is met, only the portion of the tax benefit that is greater than fifty percent likely to be realized upon settlement with a taxing authority is recorded. The tax benefit that is not recorded is considered an unrecognized tax benefit. Interest and penalties related to uncertain tax positions are recognized as a component of income tax expense.

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

The total purchase price of $13,795 consisted of $9,256 in cash and 350,568 shares of the Company’s common stock at a fair value of $4,539. The issuance of 25,365 of these shares, with an estimated fair value of $300, is subject to successful completion of certain performance targets under an earn-out arrangement with a former shareholder of AECsoft. Additionally, 299,838 shares of the Company’s common stock may be issued under an earn-out arrangement with the other former shareholders of AECsoft, upon the successful achievement of performance conditions over the next three fiscal years, including continued employment with the Company. The fair value of these shares is being recognized as stock-based compensation expense in the consolidated statement of operations over the requisite service period of the award. During the year ended December 31, 2011, the Company recognized stock-based compensation expense of $1,466 related to this earn-out arrangement.

The Company incurred acquisition costs of approximately $134 during the year ended December 31, 2011, which are included in general and administrative expense in the consolidated statements of operations. The acquisition was accounted for under the purchase method of accounting. The operating results of AECsoft are included in the accompanying consolidated financial statements from the date of acquisition.

The purchase consideration consisted of the following:

September 30,
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

The allocation of the purchase price as of the acquisition date was as follows:

	September 30,	September 30,
	Estimated Useful Life	Estimated Fair Value
Accounts receivable		$831
Prepaid expenses and other current assets		174
Property and equipment		82
Deferred tax asset		1,414
Covenant not to compete	5 years	51
Acquired technology	7 years	1,176
Customer relationships	10 years	4,200
Goodwill		8,954
Accrued expenses		(524)
Deferred tax liability		(2,111)
Deferred revenues		(2,362)

Total purchase consideration		$11,885

The measurement period for the acquisition purchase accounting was closed March 31, 2011.

The following unaudited proforma consolidated results of operations for the year ended December 31, 2010 assumes that the AECsoft acquisition occurred at the beginning of the year. The unaudited pro forma information combines the historical results for the Company with the historical results for AECsoft for the same period. The following unaudited pro forma information is not intended to be indicative of future operating results.

September 30,
Year Ended December 31,
2010
Pro forma revenue	$47,356

Pro forma net income	$581

Pro forma net income per share, basic	$0.04

Pro forma net income per share, diluted	$0.04

On October 25, 2011, the Company made certain indemnification claims in the amount of $446 against the former shareholders of AECsoft pursuant to the Escrow Agreement with the former shareholders of AECsoft. The claims were agreed to by the former AECsoft shareholders and an escrow distribution to SciQuest consisting of $223 in cash, which is recorded within other income in the accompanying consolidated statement of operations for the year ended December 31, 2011, and 18,115 shares of the Company’s common stock at a fair value of $223 was made. As of December 31, 2011, $1,052 in cash and 85,544 shares of common stock remain in escrow to satisfy potential indemnification claims.

4. Cash Equivalents and Short-Term Investments

The components of cash equivalents and short-term investments at December 31, 2011 and 2010 are as follows:

	September 30,	September 30,	September 30,	September 30,
	December 31, 2011		December 31, 2010
	Cost	Fair Market Value	Cost	Fair Market Value
Cash Equivalents:
Money market accounts	$9,623	$9,623	$8,755	$8,755
Short-term investments:
Variable rate demand notes	44,685	44,685	20,000	20,000

Total	$54,308	$54,308	$28,755	$28,755

There were no unrealized gains or losses as of December 31, 2011 or 2010.

The Company had outstanding warrants to purchase a 15% equity interest in an unaffiliated private company for an aggregate consideration of one cent at any time until December 31, 2024. Due to the lack of quoted prices from an active market for these or similar equity instruments of the investee, the Company carried this investment at its cost basis of zero. During 2010, the outstanding warrants were purchased back by the unaffiliated company for a total cash consideration of $1.7 million, which is recorded within other income in the accompanying consolidated statement of operations for the year ended December 31, 2010.

5. Fair Value Measurements

Under U.S. GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., “the exit price”) in an orderly transaction between market participants at the measurement date. U.S. GAAP also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are obtained from independent sources and can be validated by a third party, whereas unobservable inputs reflect assumptions regarding what a third party would use in pricing an asset or liability. The fair value hierarchy is broken down into three levels based on the reliability of inputs as follows:

•

Level 1- Valuations based on quoted prices in active markets for identical instruments that the Company is able to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

•

Level 2 – Valuations based on quoted prices in active markets for instruments that are similar, or quoted prices in markets that are not active for identical or similar instruments, and model-derived valuations in which all significant input and significant value drivers are observable in active markets.

•	Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The financial assets for which the Company performs recurring fair value remeasurements are cash equivalents and short-term investments.

As of December 31, 2011 and 2010, the Company had cash equivalents of $9,623 and $8,755, respectively, which consist of money market accounts. As of December 31, 2011 and 2010, the Company had short-term investments of $44,685 and $20,000, respectively, which consist of variable rate demand notes that are invested in corporate and municipal bonds. These variable rate demand notes have final maturities between 2017 and 2042, but are puttable by the Company at any time with seven days notice. These cash equivalents and short-term investments are classified within Level 1 of the fair value hierarchy since they are valued using quoted market prices. As of December 31, 2011 and 2010, the Company did not have any financial assets or liabilities with observable inputs not quoted on active markets (Level 2), or without observable market values that would require a high level of judgment to determine fair value (Level 3).

The fair value measurements of the Company’s financial assets at December 31, 2011 are as follows:

	September 30,	September 30,	September 30,	September 30,
	Total	Level 1	Level 2	Level 3
Cash Equivalents	$9,623	$9,623	—	—
Short-term investments	44,685	44,685	—	—

Total	$54,308	$54,308	—	—

6. Property and Equipment

Property and equipment consist of the following as of December 31, 2011 and 2010:

	September 30,	September 30,
	As of December 31,
	2011	2010

Furniture and equipment	$1,144	$605
Computer software and equipment	6,824	4,821
Leasehold improvements	616	251

Total costs	8,584	5,677
Less accumulated depreciation and amortization	(4,556)	(3,684)

Property and equipment, net	$4,028	$1,993

Depreciation expense related to property and equipment (excluding capitalized internal-use software) for the years ended December 31, 2011, 2010 and 2009 was $719, $551 and $644, respectively. The Company disposed of fully-depreciated computer software and equipment with a cost of $237 and $231 during the years ended December 31, 2011 and 2009, respectively. During 2010, the Company disposed of computer software and equipment with an original cost of $96 and accumulated depreciation of $94. The Company recognized a loss in the accompanying consolidated statements of operations of $2 during the year ended December 31, 2010 related to this disposal.

During 2009, the Company renegotiated a lease, which reduced the total leased office space at that property. Accordingly, the Company wrote-off leasehold improvements with an original cost of $389 and accumulated amortization of $249. The Company recognized a loss in the accompanying consolidated statements of operations of $140 during the year ended December 31, 2009 related to the disposal of these leasehold improvements.

Computer software and equipment includes capitalized software development costs incurred during development of the Company’s on-demand solution. The Company capitalized software development costs of $1,004 and $648 during the years ended December 31, 2011 and 2010, respectively. Net capitalized software development costs totaled $1,382 and $740 as of December 31, 2011 and 2010, respectively. Amortization expense for the years ended December 31, 2011, 2010 and 2009 related to capitalized software development costs was $390, $241 and $167, respectively, which is classified within cost of revenues in the accompanying consolidated statements of operations.

7. Goodwill and Other Intangible Assets

The Company acquired goodwill and certain identifiable intangible assets as part of the acquisition in January 2011 and the going private transaction in July 2004.

The changes in the carrying amount of goodwill for the year ended December 31, 2011 were as follows:

September 30,
Balance as of December 31, 2010	$6,765
Goodwill acquired	8,954

Balance as of December 31, 2011	$15,719

A summary of intangible assets as of December 31, 2011 and 2010 follows:

	September 30,	September 30,	September 30,	September 30,
	December 31, 2011
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Acquired technology	7 years	$9,276	$(8,268)	$1,008
Customer relationships	10 years	9,400	(5,446)	3,954
Covenant not to compete	5 years	51	(10)	41

Trademarks		430	—	430

Total		$19,157	$(13,724)	$5,433

	September 30,	September 30,	September 30,	September 30,
	December 31, 2010
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Acquired technology		$8,100	$(8,100)	$—
Customer relationships	10 years	5,200	(4,591)	609

Trademarks		430	—	430

Total		$13,730	$(12,691)	$1,039

Amortization expense of intangible assets was $1,033, $301 and $403 for the years ended December 31, 2011, 2010 and 2009, respectively, of which $168, $0 and $0 is recorded in cost of revenues in the accompanying consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company estimates the following amortization expense related to its intangible assets for the years ended December 31:

September 30,
2012	$1,005
2013	978
2014	825
2015	634
2016	535
Thereafter	1,026

$5,003

8. Accrued Liabilities

Current accrued liabilities are comprised of the following as of December 31, 2011 and 2010:

	September 30,	September 30,
	As of December 31,
	2011	2010

Accrued compensation	$3,869	$3,502
Accrued consulting and professional services	247	30
Accrued rent	531	204
Accrued leasehold improvements	396	—
Other	902	464

Total	$5,945	$4,200

9. Debt

On October 30, 2008, the Company entered into a credit agreement with a bank which provides for borrowings of up to $2,500. Interest accrued on the unpaid principal balance at the LIBOR Market Index Rate plus 1.5%. In accordance with the terms of the agreement, the Company maintained a restricted cash balance in the amount equal to the outstanding credit balance. As of December 31, 2010, the Company fully repaid the outstanding balance under its line of credit of $350, plus accrued interest, and closed the credit agreement. In accordance with the terms of the credit agreement, the restricted cash balance became unrestricted upon the repayment and closing of the credit agreement.

10. Redeemable Preferred Stock

Authorized Shares — As of December 31, 2011 and 2010, the Company was authorized to issue up to 5,000,000 shares of $0.001 par value preferred stock, of which 222,073 shares are designated as Series A redeemable preferred stock. As discussed in Note 1, approximately $36,151 of the net proceeds from the initial public offering were used to redeem all outstanding shares of Series A redeemable preferred stock.

Issuance of Stock — As of December 31, 2011 and 2010, the Company had zero shares of $0.001 par value redeemable preferred stock outstanding.

Rank — The Board of Directors is empowered to authorize classes of preferred stock and their related rights and preferences. The preferred stock ranks senior to all common stock with respect to dividend rights and rights on liquidation or dissolution.

Dividends — Holders of redeemable preferred stock shall be entitled to receive, when, as and if declared by the Board of Directors, dividends at the rate per share of 8% of the accreted value per annum, calculated on a fiscal quarter basis at a rate of 2%. The accreted value is defined as $100 per share plus the cumulative calculated dividends, resulting in a quarterly compounding effect on previously accrued dividends. The accreted value of the redeemable preferred stock dividends is recorded on a quarterly basis as an increase to the preferred stock value and a decrease to additional paid-in capital. Due to the absence of retained earnings, in circumstances where the additional paid-in capital balance is reduced to zero, remaining accretion amounts are applied to accumulated deficit. Cumulative accrued dividends on the Company’s redeemable preferred stock totaled $0 as of December 31, 2011 and 2010.

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

The following summarizes preferred stock carrying amount and activity for the years ended December 31, 2011 and 2010:

	September 30,	September 30,
	Redeemable Preferred Stock	Number of Redeemable Preferred Shares Outstanding
Balance as of December 31, 2009	$34,072	222,073
Dividends accrued on redeemable preferred stock	2,079	—
Redemption of preferred stock	(36,151)	(222,073)

Balance as of December 31, 2010	—	—
Balance as of December 31, 2011	$—	—

11. Stockholders’ Equity (Deficit)

Reverse Stock Split

On September 20, 2010, the Company filed an amended and restated certificate of incorporation that (1) effected a one-for-two reverse split of all the outstanding shares of common stock, (2) increased the number of shares of authorized common stock to 50,000,000 and (3) increased the number of shares of authorized preferred stock to 5,000,000. All issued and outstanding common stock and per share amounts contained in the consolidated financial statements have been retroactively adjusted to reflect this reverse stock split for all periods presented.

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

The following summarizes the activity of nonvested shares of restricted stock for the years ended December 31, 2011 and 2010:

	September 30,	September 30,
	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested as of December 31, 2009	176,981	$1.62
Issued	95,861	1.58
Vested	(98,554)	1.50

Nonvested as of December 31, 2010	174,288	1.66

Issued	—	—
Vested	(82,105)	1.70
Repurchased	(28,657)	1.58

Nonvested as of December 31, 2011	63,526	$1.66

In conjunction with the issuance of these restricted shares, subscription note agreements were executed for certain employees. The notes are payable in four annual payments due January 1 of each calendar year and bear interest at 6%. As of December 31, 2011 and 2010, the balances outstanding for these subscription note agreements was $0 and $15, respectively, and are presented as a separate component of stockholders’ equity in the accompanying consolidated balance sheets.

The Company accounts for restricted shares granted prior to the adoption of the fair value method as variable awards, and accordingly, remeasures the compensation expense for the unvested shares each period as of the balance sheet date, based on changes in the fair value of these awards. The Company recognized stock-based compensation of $0, $0 and $11 during the years ended December 31, 2011, 2010 and 2009, respectively, related to such awards.

Restricted stock awards granted after December 31, 2005 are recognized in the income statement based on their fair values. As a result of the notes receivable being deemed nonrecourse for accounting purposes and other contractual provisions in the agreements, the related restricted stock grants are considered stock options for accounting purposes. Stock-based compensation expense of $140, $148 and $214 was recorded during the years ended December 31, 2011, 2010 and 2009, respectively, in connection with these restricted stock awards. The total unrecognized compensation cost related to nonvested shares of restricted stock is approximately $105 at December 31, 2011. This amount is expected to be recognized over a weighted-average period of 1.5 years.

On March 20, 2010, the Board of Directors authorized the forgiveness of the outstanding balance of the subscription note agreements issued by certain employees in connection with their previous purchases of the Company’s restricted stock. A total of $1,016 was forgiven, which included the outstanding principal note amount plus accrued but unpaid interest. The Company accounted for the forgiveness of the outstanding note balance as a modification of a stock option for accounting purposes. Accordingly, the Company measured incremental compensation expense of $746 in connection with this modification. Incremental compensation expense of $518 related to the vested shares of restricted stock was recognized immediately at the date of modification. Incremental compensation expense of $228 related to the unvested shares will be recognized as additional compensation expense over the remaining vesting period. During the years ended December 31, 2011 and 2010, the Company recognized compensation expense of $82 and $584, respectively, related to this modification.

During the years ended December 31, 2011, 2010 and 2009, the Company repurchased 28,659, 143,543 and 7,802 shares of vested and unvested restricted stock for $28, $273 and $15, respectively, in connection with the termination of one employee in each of the years.

Stock Options

The Company also issues common stock options under the terms of the Plan. The following summarizes stock option activity for the year ended December 31, 2011:

	September 30,	September 30,	September 30,	September 30,
	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value as of December 31, 2011
Balance as of December 31, 2010	733,651	$2.76	7.7	$7,515

Options granted	835,024	$14.29
Options exercised	(146,234)	$1.13
Options canceled	(99,210)	$11.96

Balance as of December 31, 2011	1,323,231	$9.53	8.3	$6,864

Vested and expected to vest at December 31, 2011	1,151,100	$9.18	8.2	$6,666

Exercisable as of December 31, 2011	462,577	$5.08	7.1	$4,395

In March 2009, the Company approved a common stock option re-pricing program whereby 87,811 of the Company’s outstanding stock option awards granted during the year ended December 31, 2008 were repriced. Under this program, qualifying options with an original exercise price, ranging from $2.60 to $3.16 per share, were cancelled and reissued with an exercise price equal to the then-current estimated fair value of the Company’s common stock, $2.04 per share. The incremental fair value resulting from the modification of unvested awards is being recognized as expense on a straight-line basis over the remaining requisite service period, which is the vesting period. The incremental fair value resulting from the modification of the vested awards was recognized as expense at the modification date. The incremental compensation expense of approximately $4 recognized in connection with this stock option modification was not material to the Company’s consolidated financial statements.

The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying awards and the estimated fair value of the Company’s common stock at December 31, 2011 multiplied by the number of shares that would have been received by the option holders had all option holders exercised their options on December 31, 2011. The aggregate intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $1,900, $127 and $24, respectively.

The total unrecognized compensation cost related to outstanding stock options is $7,017 at December 31, 2011. This amount is expected to be recognized over a weighted-average period of 3.1 years.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2011:

	September 30,	September 30,	September 30,	September 30,	September 30,
	Options Outstanding at December 31, 2011			Options Exercisable at December 31, 2011
Range of Exercise Price	Number	Weighted-Average Remaining Contractual Life (Yrs.)	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
$0.08 — $ 0.14	83,219	3.6	$0.10	83,219	$0.10
$0.14 — $ 1.90	13,187	7.2	1.62	9,215	1.49
$2.04 — $ 8.18	440,036	7.8	3.10	254,504	2.82
$10.99 — $16.67	759,789	9.2	14.16	115,639	13.91
$16.71 — $17.50	27,000	9.5	17.10	—	—

Total	1,323,231	8.3	$9.53	462,577	$5.08

The fair value of common stock options for employees and non-employees is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:

	September 30,	September 30,	September 30,
	2011	2010	2009
Estimated dividend yield	0%	0%	0%
Expected stock price volatility	80.00 - 90.00%	100.00%	100.00%
Weighted-average risk-free interest rate	1.1% - 2.7%	1.3% - 3.0%	1.9% - 2.8%
Expected life of options (in years)	6.25	6.25	6.25

Stock-based compensation expense of $2,261, $356 and $140 was recorded during the years ended December 31, 2011, 2010 and 2009, respectively, related to the Company’s outstanding stock options. The weighted average grant date fair value per share for stock options granted in 2011, 2010 and 2009 was $10.68, $3.76 and $0.91, respectively.

As discussed in Note 3, the Company recognized stock-based compensation expense of $1,466 in the accompanying consolidated statement of operations for the year ended December 31, 2011 related to the earn-out arrangement with certain former shareholders of AECsoft.

Warrants

As of December 31, 2011, there were no outstanding warrants. As of December 31, 2010, the Company had warrants outstanding representing 26,080 shares of common stock, with all of the warrants being exercisable as of December 31, 2010 to purchase the Company’s common stock at $0.08 per share. The fair value of each warrant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 3.47%; expected lives of five years; dividend yield of 0%; and volatility factor of 80%. All warrants were issued in conjunction with prior credit agreements that have since terminated and the fair value of the warrants was recorded as a financing cost and amortized to interest expense over the term of the related debt. In February 2011, the outstanding warrants were exercised at a purchase price of $0.08 per share. The warrant holders utilized a cashless exercise option, resulting in 25,928 shares of common stock issued.

Charitable Donation

On September 23, 2010, the Company made a non-recurring contribution of 25,000 shares of its outstanding common stock as a charitable donation to an unrelated charitable foundation to fund a charitable trust established by the Company. The Company recognized $238 as general and administrative expense during the year ended December 31, 2010 related to this donation, which was calculated using the Company’s public offering price of $9.50 per share.

12. Income Taxes

The following are the components of income tax (expense) benefit:

	September 30,	September 30,	September 30,
	2011	2010	2009
Current
Federal	$(100)	$(102)	$21
State	(199)	(95)	—

	(299)	(197)	21

Deferred
Federal	(2,240)	(905)	12,535
State	(241)	(12)	4,265

	(2,481)	(917)	16,800

Income tax (expense) benefit	$(2,780)	$(1,114)	$16,821

Income taxes computed at the statutory federal income tax rate of 34% are reconciled to the (expense) benefit for income taxes for the years ended December 31:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
US federal tax at statutory rate	(34)%	(34)%	(34)%
State taxes (net of federal benefit)	(5)%	(5)%	(4)%
Stock acquisition – additional purchase price	(8)%	0%	0%
Change in valuation allowance	0%	0%	695%
Other nondeductible expenses	(2)%	(5)%	(7)%
Increase (decrease) in credit carryforwards	1%	6%	(6)%
Other	(2)%	(1)%	1%

Income tax (expense) benefit	(50)%	(39)%	645%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2011 and 2010 are as follows:

	September 30,	September 30,
	2011	2010
Deferred tax assets:
Compensation accruals	$247	$207
Other accruals	83	—

Gross current deferred tax asset	330	207
Less: valuation allowance for current deferred tax asset	(260)	—

Net current deferred tax asset	70	207
Net operating loss carryforwards	68,985	71,626
Research and development tax credits	1,491	1,415
Deferred revenues	4,935	3,822
Stock compensation	472	—
Other credits	317	177
Other	240	174

Gross non-current deferred tax asset	76,440	77,214
Less: valuation allowance for non-current deferred tax asset	(60,289)	(60,550)

Net non-current deferred tax asset	16,151	16,664
Total deferred tax assets	16,221	16,871

Deferred tax liabilities:
Depreciation and amortization	892	250
Customer contracts	148	235
Trade names	166	166
Stock compensation	—	52
Capitalized software costs	523	286
Identifiable intangibles	1,788	—

Total deferred tax liabilities	3,517	989

Net deferred tax assets	$12,704	$15,882

The Company routinely assesses the likelihood that it will be able to realize its deferred tax assets. The Company considers all available positive and negative evidence in assessing the need for a valuation allowance. At December 31, 2009, the Company determined that it was more likely than not that it would be able to realize certain of its deferred tax assets primarily as a result of expected future taxable income. Accordingly, the Company reversed approximately $16,800 of its valuation allowance.

As of December 31, 2011, the Company has federal and state net operating loss carryforwards of approximately $187.0 million and $117.2 million, respectively, which will begin to expire in 2014 for federal tax purposes and began to expire in 2009 for state tax purposes. The Tax Reform Act of 1986 contains provisions that limit the ability of companies to utilize net operating loss carryforwards and tax credit carryovers in the case of certain events including significant changes in ownership. These limitations may significantly impact the amount of net operating loss and tax credit carryovers available to offset future taxable income. The Company believes that federal net operating loss carryforwards originating prior to July 28, 2004 will be available for future utilization to the extent of future income in the amount of $17.0 million as of December 31, 2011.

At December 31, 2010, unrecognized tax benefits of $438, net of federal tax benefits, would have increased the Company’s deferred tax assets with a corresponding increase to the valuation allowance if recognized. During 2011, the Company recognized an increase in unrecognized benefits of $77. As a result, the total amount of unrecognized tax benefits as of December 31, 2011 is $515. Of the $515 total unrecognized tax benefits, $515 represents tax positions that, if recognized, would impact the effective tax rate. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

The following is a tabular reconciliation of the Company’s change in uncertain tax positions:

	September 30,	September 30,	September 30,
	2011	2010	2009
Beginning balance	$438	$368	$—
Increases related to prior year tax positions	77	70	368

Ending balance	$515	$438	$368

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax positions as a component of income tax expense. As of December 31, 2011 and 2010, the Company did not have any accrued interest or penalties associated with any unrecognized tax positions, and there were no such interest or penalties recognized during the years ended December 31, 2011, 2010 or 2009. The Company’s open tax years that are subject to federal examination are 2008 through 2010. All prior years with applicable net operating losses will remain open to the extent of the amount of the net operating loss. The Company’s open tax years that are subject to examination by the state taxing authorities are 2007 through 2010.

13. Commitments and Contingencies

Operating Leases

The Company leases office space under a non-cancelable operating lease. The Company did not have any capital lease obligations as of December 31, 2011 or 2010. The Company is committed to a lease agreement for office space for its headquarters through January 2017 and is also committed to another lease through February 2016. Future minimum lease payments required under leases in effect as of December 31, 2011 are as follows:

September 30,
Operating Leases
2012	$1,249
2013	1,454
2014	1,227
2015	1,252
2016	1,326
2017	109

Total future minimum lease payments	$6,617

Rent expense is calculated on a straight-line basis over the term of the lease. Rent expense recognized under operating leases totaled approximately $1,023, $734 and $886 for the years ended December 31, 2011, 2010 and 2009, respectively.

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

On June 23, 2010, the Company’s Board of Directors terminated the Exit Event Bonus Plan and approved the payment of cash bonuses to the Company’s management upon an initial public offering, in lieu of issuing shares of the Company’s common stock under the plan. The total cash bonus was determined by the Company’s Board of Directors by calculating the aggregate initial value of the shares that would have been issued under the Exit Event Bonus Plan, based on an assumed initial public offering price of the Company’s common stock. During the year ended December 31, 2010, the Company recognized compensation expense of approximately $5,888 related to these cash bonuses, which is recorded in operating expenses in the accompanying consolidated statement of operations.

Legal Contingencies

On May 22, 2009, a company filed a patent infringement action in the United States District Court for the Eastern District of Virginia against SciQuest, Inc. and other, unrelated companies. On August 19, 2009, SciQuest, Inc. and the company entered into a settlement agreement in exchange for a one-time settlement payment. The settlement and related legal costs totaling $3,189 were recorded in operating expenses in the accompanying consolidated statement of operations for the year ended December 31, 2009.

In 2001, the Company was named as a defendant in several securities class action complaints filed in the United States District Court for the Southern District of New York originating from its December 1999 initial public offering. The complaints alleged, among other things, that the prospectus used in the Company’s initial public offering contained material misstatements or omissions regarding the underwriters’ allocation practices and compensation and that the underwriters manipulated the aftermarket for the Company’s stock. These complaints were consolidated along with similar complaints filed against over 300 other issuers in connection with their initial public offerings. After several years of litigation and appeals related to the sufficiency of the pleadings and class certification, the parties agreed to a settlement of the entire litigation, which was approved by the Court on October 5, 2009. Notices of appeal to the Court’s order have been filed by various appellants. The Company has not incurred significant costs to date in connection with its defense of these claims since this litigation is covered by its insurance policy. As discussed in Note 15, this litigation was dismissed.

From time to time, the Company is subject to legal proceedings and claims that arise in the ordinary course of business. The Company records an accrual for a contingency when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of December 31, 2011 and 2010, no amount is accrued as a loss is not probable or estimable.

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

14. Employee Benefit Plan

The Company has established a defined contribution plan (the Contribution Plan) which qualifies under Section 401(k) of the Internal Revenue Code. All employees of the Company who have attained 21 years of age are eligible for participation in the Contribution Plan after one month of employment. Under the Contribution Plan, participating employees may defer up to the Internal Revenue Service annual contribution limit. The Company may elect to make contributions to the Contribution Plan at its discretion. During the years ended December 31, 2011, 2010 and 2009, the Company paid $442, $291 and $277, respectively, in discretionary contributions to the Contribution Plan.

15. Subsequent Events

On January 9, 2012, the litigation originating from the Company’s December 1999 initial public offering (refer to Note 13, Legal Contingencies) was dismissed.

On January 31, 2012, a lawsuit alleging patent infringement was filed against the Company and certain customers and suppliers that participate in the SciQuest Supplier Network. The Company may be required contractually to indemnify and hold harmless certain of these defendants against this lawsuit. Due to the early stage of this lawsuit and the inherent uncertainty of litigation, the Company cannot estimate the possible outcome of this lawsuit at this time.

16. Quarterly Results of Operations (unaudited)

The following is a summary of the Company’s quarterly results of operations for the years ended December 31, 2011 and 2010:

	September 30,	September 30,	September 30,	September 30,
	March 31,	June 30,	September 30,	December 31,
	2011	2011	2011	2011
Revenues	$12,524	$12,910	$13,774	$14,230
Gross profit	9,697	9,776	10,214	10,411
Net income	424	576	759	1,075

Net income attributable to common stockholders per share:
Basic	$0.02	$0.03	$0.03	$0.05
Diluted	$0.02	$0.03	$0.03	$0.05

	September 30,	September 30,	September 30,	September 30,
	March 31,	June 30,	September 30,	December 31,
	2010	2010	2010	2010
Revenues	$10,126	$10,562	$10,771	$11,018
Gross profit	8,017	8,225	8,442	8,432
Net income (loss)	1,930	1,274	(2,465)	1,004
Net income (loss) attributable to common stockholders	1,259	581	(3,180)	1,004

Net income (loss) attributable to common stockholders per share:
Basic	$0.09	$0.04	$(0.22)	$0.05
Diluted	$0.09	$0.04	$(0.22)	$0.05