Form 10-Q
period 2012-03-31
SCIQUEST INC
filed 2012-05-08
CIK 1082526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 30, 2012, 22,298,458 shares of the registrant’s outstanding common stock, $0.001 par value per share, were outstanding.

SCIQUEST, INC.

FORM 10-Q

FOR THE QUARTER ENDED March 31, 2012

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

SciQuest, Inc.

Consolidated Balance Sheets

(in thousands except share and per share amounts)

	As of	As of
	March 31,	December 31,
	2012	2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,971	$14,958
Short-term investments	40,865	44,685
Accounts receivable, net	8,047	10,746
Prepaid expenses and other current assets	1,068	1,015
Deferred tax asset	73	70

Total current assets	69,024	71,474
Property and equipment, net	5,171	4,028
Goodwill	15,719	15,719
Intangible assets, net	5,182	5,433
Deferred project costs	7,113	7,025
Deferred tax asset	12,468	12,634
Other	170	55

Total assets	$114,847	$116,368

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$102
Accrued liabilities	4,141	5,945
Deferred revenues	35,052	36,836

Total current liabilities	39,193	42,883
Deferred revenues, less current portion	13,463	12,778

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 22,167,102 and 22,133,036 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	22	22
Additional paid-in capital	75,408	74,083
Accumulated other comprehensive income	6	—
Accumulated deficit	(13,245)	(13,398)

Total stockholders’ equity	62,191	60,707

Total liabilities and stockholders’ equity	$114,847	$116,368

The accompanying notes are an integral part of the consolidated financial statements.

SciQuest, Inc.

Consolidated Statements of Operations and Comprehensive Income

(in thousands except per share amounts)

	Three Months Ended March 31,
	2012	2011
	(unaudited)
Revenues	$14,408	$12,524
Cost of revenues	4,177	2,827

Gross profit	10,231	9,697

Operating expenses:
Research and development	3,037	2,753
Sales and marketing	4,106	3,784
General and administrative	2,572	2,116
Amortization of intangible assets	209	209

Total operating expenses	9,924	8,862

Income from operations	307	835
Other income:
Interest income	24	23
Other income, net	15	13

Total other income, net	39	36

Income before income taxes	346	871
Income tax expense	(193)	(447)

Net income	$153	$424

Other comprehensive income:
Foreign currency translation adjustments	6	—
Comprehensive income	$159	$424

Net income per share:
Basic	$0.01	$0.02
Diluted	$0.01	$0.02
Weighted average shares outstanding used in computing per share amounts:
Basic	22,190	20,679
Diluted	22,643	21,334

The accompanying notes are an integral part of the consolidated financial statements.

SciQuest, Inc.

Consolidated Statement of Stockholders’ Equity

(unaudited)

(in thousands except share amounts)

				Accumulated Other		Total
	Common Stock		Additional Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2011	22,133,036	$22	$74,083	$—	$(13,398)	$60,707
Exercise of common stock options	34,066	—	172	—	—	172
Stock-based compensation	—	—	1,153	—	—	1,153
Foreign currency translation adjustment	—	—	—	6	—	6
Net income	—	—	—	—	153	153

Balance at March 31, 2012	22,167,102	$22	$75,408	$6	$(13,245)	$62,191

The accompanying notes are an integral part of the consolidated financial statements.

SciQuest, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2012	2011
	(unaudited)
Cash flows from operating activities
Net income	$153	$424
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	699	491
Stock-based compensation expense	1,153	702
Deferred taxes	163	539
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	2,699	1,432
Prepaid expenses and other current assets	(53)	242
Deferred project costs and other assets	(203)	(117)
Accounts payable	(102)	39
Accrued liabilities	(1,804)	(1,216)
Deferred revenues	(1,099)	(764)

Net cash provided by operating activities	1,606	1,772
Cash flows from investing activities
Business acquisition, net of cash acquired	—	(7,346)
Addition of capitalized software development costs	(589)	(195)
Purchase of property and equipment	(1,002)	(312)
Purchase of available-for-sale short-term investments	(1,200)	(1,790)
Maturities of available-for-sale short-term investments	5,020	—

Net cash provided by (used in) investing activities	2,229	(9,643)
Cash flows from financing activities
Public offering costs	—	(134)
Collection of notes receivable from stockholders	—	5
Proceeds from exercise of common stock options	172	25

Net cash provided by (used in) financing activities	172	(104)
Effect of exchange rate changes on cash and cash equivalents	6	—
Net increase (decrease) in cash and cash equivalents	4,013	(7,975)
Cash and cash equivalents at beginning of period	14,958	17,494

Cash and cash equivalents at end of period	$18,971	$9,519

The accompanying notes are an integral part of the consolidated financial statements.

SciQuest, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(in thousands except share and per share amounts)

1. Description of Business

SciQuest, Inc. (the Company) provides an on-demand strategic procurement and supplier management solutions that integrates customers with their suppliers to improve procurement of indirect goods and services, such as office supplies, laboratory supplies, furniture, MRO (maintenance, repair and operations) supplies and food and beverages. The Company’s on-demand software enables organizations to more efficiently source indirect goods and services, manage their spend and obtain the benefits of compliance with purchasing policies and negotiating power with suppliers. The Company’s on-demand strategic procurement software suite, coupled with its managed supplier network, forms the Company’s integrated solution, which is designed to achieve rapid and sustainable savings. The Company’s solution is designed to optimize tasks throughout the cycle of finding, procuring, receiving and paying for indirect goods and services, which can result in increased efficiency, reduced costs and increased insight into an organization’s buying patterns. The Company’s core target markets for strategic procurement products are higher education, life sciences, healthcare and state and local governments. In addition, the Company markets supplier management products in the general commercial market without regard to specific verticals. The Company is headquartered in Cary, North Carolina.

2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the fiscal year or any future period. The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011, which was filed with the Securities and Exchange Commission on February 24, 2012.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Revenue Recognition

The Company primarily derives its revenues from subscription fees for its on-demand strategic procurement and supplier enablement software solution and associated implementation services. Revenue is generated from subscription agreements and related services permitting customers to access and utilize the Company’s hosted software. Customers may, on occasion, also purchase a perpetual license for certain software modules. Revenue is recognized when there is persuasive evidence of an arrangement, the service has been provided or delivered to the customer, the collection of the fee is probable and the amount of the fee to be paid by the customer is fixed or determinable. The Company’s arrangements do not contain general rights of return.

In October 2009, the FASB’s Emerging Issues Task Force amended the accounting standards for multiple-element revenue arrangements. The Company adopted this accounting guidance on January 1, 2011 for applicable arrangements entered into or materially modified after this date. The adoption of this guidance did not have a material impact on its financial position, results of operations, or cash flows.

The Company’s contractual agreements generally contain multiple service elements and deliverables. These elements include access to the hosted software, implementation services and, on a limited basis, perpetual licenses for certain software modules and related maintenance and support. The Company evaluates each element in a multiple element arrangement to determine whether it represents a separate unit of accounting. An element constitutes a separate unit of accounting when the delivered item has stand-alone value and delivery of the undelivered element is probable and within the Company’s control.

SciQuest, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(in thousands except share and per share amounts)

The Company allocates revenue to each element in an arrangement based on a selling price hierarchy. The selling price for a deliverable is based on vendor-specific objective evidence of selling price (“VSOE”), if available, third-party evidence of selling price (“TPE”), if VSOE is not available, or estimated selling price (“ESP”), if neither VSOE nor TPE is available. The Company allocates revenue among deliverables in an arrangement using the relative selling price method. Because the Company has neither VSOE nor TPE for its deliverables, the allocation of revenue has been based on ESP.

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

Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from the Company’s software and services described above. For multiple-year subscription agreements, the Company generally invoices its customers in annual installments. Accordingly, the deferred revenue balance does not represent the total contract value of these multi-year subscription agreements. The Company’s services, such as implementation, are generally sold in conjunction with subscription agreements. These services are recognized ratably over the remaining term of the subscription agreement once any contingent performance milestones have been satisfied. The portion of deferred revenue that the Company anticipates will be recognized after the succeeding 12-month period is recorded as non-current deferred revenue and the remaining portion is recorded as current deferred revenue.

Cost of Revenues

Cost of revenues primarily consists of costs related to hosting the Company’s subscription software services, compensation and related expenses for implementation services, supplier enablement services, customer support staff and client partners, amortization of capitalized software development costs, allocated fixed asset depreciation and facilities costs. Cost of revenues is expensed as incurred.

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

Cash and Cash Equivalents

The Company considers all highly-liquid debt investments with an original maturity of three months or less at the date of purchase to be cash equivalents. The Company maintains cash balances at financial institutions that may at times exceed federally insured limits. The Company maintains this cash at reputable financial institutions and, as a result, believes credit risk related to its cash is minimal.

Short-Term Investments

Management determines the appropriate classification of investments at the time of purchase and evaluates such determination at each balance sheet date. The Company’s investments are classified as available-for-sale securities and are stated at fair value at March 31, 2012 and December 31, 2011. Realized gains and losses are included in other income (expense) based on the specific identification method. There were no realized gains or losses for the three months ended March 31, 2012. Net unrealized gains and losses on available-for-sale securities are reported as a component of other comprehensive income, net of tax. As of March 31, 2012 and December 31, 2011, there were no unrealized gains or losses on available-for-sale securities. The Company regularly monitors and evaluates the fair value of its investments to identify other-than-temporary declines in value. Management believes no such declines in value existed at March 31, 2012 or December 31, 2011.

SciQuest, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(in thousands except share and per share amounts)

Accounts Receivable

The Company assesses the need for an allowance for doubtful accounts based on estimates of probable credit losses. This assessment is based on several factors, including aging of customer accounts, known customer specific risks, historical experience and existing economic conditions. The Company generally does not require collateral for receivable balances. Accounts would be charged against the allowance after all means of collection were exhausted and recovery was considered remote. Any required provisions for doubtful accounts would be recorded in general and administrative expense. Based on management’s analysis of its outstanding accounts receivable, the Company has recorded an allowance of $245 and $217 at March 31, 2012 and December 31, 2011, respectively.

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

Goodwill

Goodwill represents the excess of the cost of an acquired entity over the net fair value of the identifiable assets acquired and liabilities assumed. Goodwill is not amortized, but rather is assessed for impairment at least annually. Additionally, the Company would also review the carrying value of goodwill whenever events or changes in circumstances indicated that its carrying amount may not be recoverable. The Company has concluded that it has one reporting unit for purposes of its annual goodwill impairment testing. To assess goodwill impairment, the first step is to identify if a potential impairment exists by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to have a potential impairment and the second step of the impairment test is not necessary. The results of our most recent annual assessment did not indicate any impairment of goodwill, and as such the second step of the impairment test was not required. Additionally, we do not believe there have been any triggering events that would result in potential impairment of goodwill as of March 31, 2012.

Stock-Based Compensation

Stock-based payments to employees, including grants of employee stock options, are recognized in the consolidated statements of operations based on their fair values. Stock-based compensation costs are measured at the grant date based on the fair value of the award and are recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.

Stock-based compensation costs are based on the fair value of the underlying option calculated using the Black-Scholes option-pricing model on the date of grant for stock options. Determining the appropriate fair value model and related assumptions requires judgment, including estimating stock price volatility, forfeiture rates and expected term. The expected volatility rates are estimated based on the actual volatility of comparable public companies over the expected term. The expected term for the three months ended March 31, 2012 and 2011, represents the average time that options that vest are expected to be outstanding based on the mid-point between the vesting date and the end of the contractual term of the award. The Company has not paid dividends and does not anticipate paying a cash dividend in the foreseeable future and, accordingly, uses an expected dividend yield of zero. The risk-free interest rate is based on the rate of U.S. Treasury securities with maturities consistent with the estimated expected term of the awards.

SciQuest, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(in thousands except share and per share amounts)

Segment Data

The Company manages its operations on a consolidated basis for purposes of assessing performance and making operating decisions. Accordingly, the Company has determined that it has a single reportable segment.

Income Per Share

Basic net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period. Outstanding unvested restricted stock purchased by employees is subject to repurchase by the Company and therefore is not included in the calculation of the weighted-average shares outstanding until vested. Diluted net income per share is computed giving effect to all potentially dilutive common stock, including options and restricted stock. The dilutive effect of outstanding awards is reflected in diluted earnings per share by application of the treasury stock method.

The following summarizes the calculation of basic and diluted net income per share:

	Three Months Ended March 31,
	2012	2011
Basic:
Net income	$153	$424
Weighted average common shares, basic	22,189,787	20,679,416
Basic net income per share	$0.01	$0.02

Diluted:
Net income	$153	$424
Weighted average common shares, basic	22,189,787	20,679,416
Dilutive effect of:
Options to purchase common stock	400,398	507,445
Nonvested shares of restricted stock	53,040	147,107

Weighted average common shares, diluted	22,643,225	21,333,968

Diluted net income per share	$0.01	$0.02

The following equity instruments have been excluded from diluted net income per common share as they would be anti-dilutive.

	Three Months Ended March 31,
	2012	2011
Common stock options	341,066	171,070

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

The Company accounts for uncertain tax positions by recognizing and measuring tax benefits taken or expected to be taken on a tax return. A tax benefit from an uncertain position may be recognized only if it is more likely than not that the position is sustainable, based solely on its technical merits and consideration of the relevant taxing authority’s widely understood administrative practices and precedents. If the recognition threshold is met, only the portion of the tax benefit that is greater than 50% likely to be realized upon settlement with a taxing authority is recorded. The tax benefit that is not recorded is considered an unrecognized tax benefit. Interest and penalties related to uncertain tax positions are recognized as a component of income tax expense.

SciQuest, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(in thousands except share and per share amounts)

Recent Accounting Pronouncements

In September 2011, the FASB issued a revised accounting standard, which is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. Specifically, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two step test. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The Company adopted this guidance on January 1, 2012. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In June 2011, the FASB issued new guidance regarding the presentation of comprehensive income. The new guidance requires the presentation of the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company adopted this guidance on January 1, 2012. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations, or cash flows.

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

The total purchase price of $13,795 consisted of $9,256 in cash and 350,568 shares of the Company’s common stock at a fair value of $4,539. The issuance of 25,365 of these shares, with an estimated fair value of $300, is subject to successful completion of certain performance targets under an earn-out arrangement with a former shareholder of AECsoft. Additionally, 299,838 shares of the Company’s common stock may be issued under an earn-out arrangement with the other former shareholders of AECsoft, upon the successful achievement of such performance targets over the next three fiscal years and continued employment with the Company. The performance conditions for 2011 were met in full, and the Company issued 121,951 shares of common stock on April 14, 2012. The fair value of these shares is being recognized as stock-based compensation expense in the consolidated statement of operations over the requisite service period of the award. During the three months ended March 31, 2012 and 2011, the Company recognized stock-based compensation expense of $367 and $366, respectively, related to this earn-out arrangement.

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

SciQuest, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(in thousands except share and per share amounts)

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

On October 25, 2011, the Company made certain indemnification claims in the amount of $446 against the former shareholders of AECsoft pursuant to the Escrow Agreement with the former shareholders of AECsoft. The claims were agreed to by the former AECsoft shareholders and an escrow distribution to SciQuest consisting of $223 in cash and 18,115 shares of the Company’s common stock at a fair value of $223 was made. As of March 31, 2012, $1,052 in cash and 85,544 shares of common stock remain in escrow to satisfy potential indemnification claims.

4. Cash Equivalents and Short-Term Investments

The components of cash equivalents and short-term investments at March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012		December 31, 2011
		Fair Market		Fair Market
	Cost	Value	Cost	Value
Cash Equivalents	$14,404	$14,404	$9,623	$9,623
Short-term investments	40,865	40,865	44,685	44,685

Total	$55,269	$55,269	$54,308	$54,308

There were no unrealized gains or losses as of March 31, 2012 or December 31, 2011.

5. Fair Value Measurements

Under GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., “the exit price”) in an orderly transaction between market participants at the measurement date. GAAP also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are obtained from independent sources and can be validated by a third party, whereas unobservable inputs reflect assumptions regarding what a third party would use in pricing an asset or liability. The fair value hierarchy is broken down into three levels based on the reliability of inputs as follows:

•

Level 1 – Valuations based on quoted prices in active markets for identical instruments that the Company is able to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

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

SciQuest, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(in thousands except share and per share amounts)

The financial assets for which the Company performs recurring fair value remeasurements are cash equivalents and short-term investments.

As of March 31, 2012 and December 31, 2011, the Company had cash equivalents of $14,404 and $9,623, respectively, which consist of money market accounts. As of March 31, 2012 and December 31, 2011, the Company had short-term investments of $40,865 and $44,685, respectively, which consist of variable rate demand notes that are invested in corporate and municipal bonds. These variable rate demand notes have final maturities between 2017 and 2042, but are puttable by the Company at any time with seven days notice. These cash equivalents and short-term investments are classified within Level 1 of the fair value hierarchy since they are valued using quoted market prices. As of March 31, 2012 and December 31, 2011, the Company did not have any financial assets or liabilities with observable inputs not quoted on active markets (Level 2), or without observable market values that would require a high level of judgment to determine fair value (Level 3).

The fair value measurements of the Company’s financial assets at March 31, 2012 are as follows:

	Total	Level 1	Level 2	Level 3
Cash Equivalents	$14,404	$14,404	—	—
Short-term investments	40,865	40,865	—	—

Total	$55,269	$55,269	—	—

6. Property and Equipment

Property and equipment consist of the following as of March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011
Furniture and equipment	$1,191	$1,144
Computer software and equipment	8,345	6,824
Leasehold improvements	639	616

Total costs	10,175	8,584
Less accumulated depreciation and amortization	(5,004)	(4,556)

Property and equipment, net	$5,171	$4,028

Depreciation expense related to property and equipment (excluding capitalized internal-use software) was $300 and $168 for the three months ended March 31, 2012 and 2011, respectively.

Computer software and equipment includes capitalized software development costs incurred during development of the Company’s on-demand solution. The Company capitalized software development costs of $589 and $195 during the three months ended March 31, 2012 and 2011, respectively. Net capitalized software development costs totaled $1,824 and $1,382 at March 31, 2012 and December 31, 2011, respectively. Amortization expense for the three months ended March 31, 2012 and 2011 related to capitalized software development costs was $148 and $72, respectively, which is classified within cost of revenues in the accompanying consolidated statements of operations.

7. Goodwill and Other Intangible Assets

The Company acquired goodwill and certain identifiable intangible assets as part of the acquisition in January 2011 and the going private transaction in July 2004. A summary of intangible assets at March 31, 2012 and December 31, 2011 follows:

		March 31, 2012
	Weighted Average AmortizationPeriod	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill		$15,719	$—	$15,719
Acquired technology	7 years	9,276	(8,310)	966
Customer relationships	10 years	9,400	(5,652)	3,748
Covenant not to compete	5 years	51	(13)	38
Trademarks		430	—	430

Total		$34,876	$(13,975)	$20,901

SciQuest, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(in thousands except share and per share amounts)

		December 31, 2011
	Weighted Average AmortizationPeriod	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill		$15,719	$—	$15,719
Acquired technology	7 years	9,276	(8,268)	1,008
Customer relationships	10 years	9,400	(5,446)	3,954
Covenant not to compete	5 years	51	(10)	41
Trademarks		430	—	430

Total		$34,876	$(13,724)	$21,152

Amortization expense of intangible assets was $251 and $251 for the three months ended March 31, 2012 and 2011, respectively, of which $42 and $42 is recorded in cost of revenues in the accompanying consolidated statements of operations for the three months ended March 31, 2012 and 2011, respectively.

The Company estimates the following amortization expense related to its intangible assets for the years ended December 31:

2012 (remaining nine months)	$754
2013	978
2014	825
2015	634
2016	535
Thereafter	1,026

$4,752

8. Stockholders’ Equity

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

The following summarizes the activity of nonvested shares of restricted stock for the three months ended March 31, 2012:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2011	63,526	$1.66
Issued	—	—
Vested	(11,440)	1.69

Nonvested at March 31, 2012	52,086	$1.65

SciQuest, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(in thousands except share and per share amounts)

In conjunction with the issuance of these restricted shares, subscription note agreements were executed for certain employees. The notes are payable in four annual payments due January 1 of each calendar year and bear interest at 6%. At March 31, 2012 and December 31, 2011, the balance outstanding for these subscription note agreements was $0.

Restricted stock awards are recognized in the consolidated statements of operations based on their fair values. As a result of the notes receivable being deemed nonrecourse for accounting purposes and other contractual provisions in the agreements, the related restricted stock grants are considered stock options for accounting purposes. Stock-based compensation expense of $19 and $36 was recorded during the three months ended March 31, 2012 and 2011, respectively, in connection with these restricted stock awards. The total unrecognized compensation cost related to nonvested shares of restricted stock is approximately $86 at March 31, 2012. This amount is expected to be recognized over a weighted-average period of 1.3 years.

On March 20, 2010, the Board of Directors authorized the forgiveness of the outstanding balance of the subscription note agreements issued by certain employees in connection with their previous purchases of the Company’s restricted stock. A total of $1,016 was forgiven, which included the outstanding principal note amount plus accrued but unpaid interest. The Company accounted for the forgiveness of the outstanding note balance as a modification of a stock option for accounting purposes. Accordingly, the Company measured incremental compensation expense of $746 in connection with this modification. Incremental compensation expense of $518 related to the vested shares of restricted stock was recognized immediately at the date of modification. Incremental compensation expense of $228 related to the unvested shares will be recognized as additional compensation expense over the remaining vesting period. During the three months ended March 31, 2012 and 2011, the Company recognized compensation expense of $8 and $22, respectively, related to this modification.

Stock Options

The Company also issues common stock options under the terms of the Plan. The following summarizes stock option activity for the three months ended March 31, 2012:

	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value at March 31, 2012 (Unaudited)
Balance at December 31, 2011	1,323,231	$9.53	8.3	$6,864

Options granted	447,450	$14.63
Options exercised	(34,066)	$5.07
Options canceled	(22,528)	$12.74

Balance at March 31, 2012	1,714,087	$10.91	8.6	$7,577

Vested and expected to vest at March 31, 2012	1,472,377	$10.56	8.5	$7,385

Exercisable at March 31, 2012	505,536	$5.81	7.2	$4,783

The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying awards and the estimated fair value of the Company’s common stock at March 31, 2012 multiplied by the number of shares that would have been received by the option holders had all option holders exercised their options on March 31, 2012. The aggregate intrinsic value of options exercised during the three months ended March 31, 2012 and 2011 was $319 and $347, respectively.

The total unrecognized compensation cost related to outstanding stock options is $10,152 at March 31, 2012. This amount is expected to be recognized over a weighted-average period of 3.3 years.

The following table summarizes information about stock options outstanding and exercisable at March 31, 2012:

				Options Exercisable at
	Options Outstanding at March 31, 2012			March 31, 2012
		Weighted-Average
		Remaining	Weighted-		Weighted-
Range of		Contractual Life	Average		Average
Exercise Price	Number	(Yrs.)	Exercise Price	Number	Exercise Price
$0.08 — $ 0.14	71,120	3.2	$0.10	71,120	$0.10
$0.14 — $ 1.90	13,187	6.9	1.62	9,998	1.53
$2.04 — $ 8.18	426,217	7.5	3.13	271,689	2.87
$10.99 — $16.67	1,179,563	9.4	14.35	152,729	13.99
$16.71 — $17.50	24,000	9.2	17.08	—	—

Total	1,714,087	8.6	$10.91	505,536	$5.81

SciQuest, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(in thousands except share and per share amounts)

The fair value of common stock options for employees and non-employees is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:

	Three Months Ended March 31,
	2012	2011
Estimated dividend yield	0%	0%
Expected stock price volatility	70.0%	90.0%
Weighted-average risk-free interest rate	1.0% - 1.5%	2.4%
Expected life of options (in years)	6.25	6.25

Stock-based compensation expense of $759 and $278 was recorded during the three months ended March 31, 2012 and 2011, respectively, related to the Company’s outstanding stock options. The weighted average grant date fair value per share for stock options granted in the three months ended March 31, 2012 and 2011 was $9.27 and $10.23, respectively.

As discussed in Note 3, the Company recognized stock-based compensation expense of $367 and $366 in the accompanying consolidated statement of operations for the three months ended March 31, 2012 and 2011, respectively, related to the earn-out arrangement with certain former shareholders of AECsoft.

9. Income Taxes

The Company computes its provision for income taxes by applying the estimated annual effective tax rate, adjusted for any material items. The Company’s effective tax rate of 55.8% and 51.4% for the three months ended March 31, 2012 and 2011, respectively, was higher than the federal statutory rate of 34% primarily due to state income taxes and non-deductible expenses. For the three months ended March 31, 2012, non-deductible expenses included stock-based compensation, stock-based compensation associated with the the earn-out arrangement and amortization of acquired intangible assets.

10. Commitments and Contingencies

Legal Contingencies

From time to time, the Company is subject to legal proceedings and claims that arise in the ordinary course of business. The Company records an accrual for a contingency when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

In 2001, the Company was named as a defendant in several securities class action complaints filed in the United States District Court for the Southern District of New York originating from its December 1999 initial public offering. On January 9, 2012, this litigation was dismissed.

On January 31, 2012, a lawsuit alleging patent infringement was filed against the Company and certain customers and suppliers that participate in the SciQuest Supplier Network. On March 31, 2012, SciQuest, Inc. entered into a settlement agreement with the plaintiff. The settlement amount, which did not have a material adverse effect on the Company’s financial position, results of operations, or cash flows, is recorded as an accrued liability on the consolidated balance sheet and included in operating expenses in the consolidated statement of operations in the accompanying consolidated financial statements at March 31, 2012 and for the three months ended March 31, 2012, respectively. The Company subsequently paid the settlement amount on April 4, 2012.

Warranties and Indemnification

The Company’s hosting service is typically warranted to perform in a manner consistent with general industry standards that are reasonably applicable under normal use and circumstances. The Company’s arrangements also include certain provisions for indemnifying customers against liabilities if its products or services infringe a third party’s intellectual property rights. Except as noted in the preceding paragraph, the Company to date has not incurred costs to settle claims or pay awards under these indemnification obligations. The Company accounts for these indemnity obligations as contingencies and records a liability for these obligations when a loss is probable and reasonably estimable. To date, the Company has not incurred any material costs as a result of these indemnifications and has not accrued any liabilities related to the obligations in the accompanying consolidated financial statements.

SciQuest, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(in thousands except share and per share amounts)

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

In January 2011, we acquired all of the capital stock of AECsoft USA, Inc., or “AECsoft”, which is a leading provider of supplier management and sourcing technology. AECsoft’s technology has been incorporated into our product offering as our Total Supplier Manager, Sourcing Director and Supplier Diversity Manager modules. The purchase price consisted of approximately $9 million in cash and 350,568 shares of our common stock. The issuance of 25,365 of these shares is subject to successful completion of certain performance targets under an earn-out arrangement with a former shareholder of AECsoft. Additionally, 299,838 shares of our common stock may be issued under an earn-out arrangement with the other former shareholders of AECsoft, based on successful achievement of such performance targets over the next three fiscal years and continued employment with us. These shares are being recognized as stock-based compensation expense in the consolidated statement of operations over the requisite service period of the award. The performance conditions originally related primarily to the amount of revenue we recognize from AECsoft’s products and services during each of 2011, 2012 and 2013. In October 2011, we agreed with certain of the former AECsoft shareholders to remove their revenue-based conditions and add certain other conditions. The performance conditions for 2011 were met in full, and we issued 121,951 shares of common stock on April 14, 2012. If the performance conditions are met in full in 2012 and 2013, we will issue 121,951 shares of common stock on or about March 31, 2013 and 81,301 shares of common stock on or about March 31, 2014. The purchase price included $1.275 million in cash and 103,659 shares of common stock that have been deposited in escrow to satisfy potential indemnification claims, of which $1.052 million in cash and 85,544 shares of common stock remain as of March 31, 2012.

Key Financial Terms and Metrics

We have several key financial terms and metrics. During the three months ended March 31, 2012, there were no changes in the definitions of our key financial terms and metrics, which are discussed in more detail under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Terms and Metrics” included in our annual report on Form 10-K for the year ended December 31, 2011, which was filed with the Securities and Exchange Commission on February 24, 2012.

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

During the three months ended March 31, 2012, there were no significant changes in our critical accounting policies or estimates. See Note 2 to our financial statements included elsewhere in this Quarterly Report on Form 10-Q and under the heading “Critical Accounting Policies” in our annual report on Form 10-K for the year ended December 31, 2011, which was filed with the Securities and Exchange Commission on February 24, 2012, for additional information regarding our critical accounting policies, as well as a description of our other significant accounting policies.

Results of Operations

The following table sets forth, for the periods indicated, our results of operations:

	Three Months Ended March 31,
	2012	2011
Revenues	$14,408	$12,524
Cost of revenues (1) (2)	4,177	2,827

Gross profit	10,231	9,697

Operating expenses: (1)
Research and development	3,037	2,753
Sales and marketing	4,106	3,784
General and administrative	2,572	2,116
Amortization of intangible assets	209	209

Total operating expenses	9,924	8,862

Income from operations	307	835
Interest and other income, net	39	36

Income before income taxes	346	871
Income tax expense	(193)	(447)

Net income	$153	$424

(1)	Amounts include stock based compensation expense, as follows:

	Three Months Ended March 31,
	2012	2011
Cost of revenues	$121	$47
Research and development	241	242
Sales and marketing	298	266
General and administrative	493	147

	$1,153	$702

(2)	Cost of revenues includes amortization of capitalized software development costs of:

	Three Months Ended March 31,
	2012	2011
Amortization of capitalized software development costs	$148	$72
Amortization of acquired software	42	42

	$190	$114

The following table sets forth, for the periods indicated, our results of operations expressed as a percentage of revenues:

	Three Months Ended March 31,
	2012	2011
Revenues	100%	100%
Cost of revenues (1) (2)	29	23

Gross profit	71	77

Operating expenses: (1)
Research and development	21	22
Sales and marketing	29	30
General and administrative	18	17
Amortization of intangible assets	1	1

Total operating expenses	69	70

Income from operations	2	7
Interest and other income, net	—	—

Income before income taxes	2	7
Income tax expense	(1)	(4)

Net income	1%	3%

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenues. Revenues for the three months ended March 31, 2012 were $14.4 million, an increase of $1.9 million, or 15%, over revenues of $12.5 million for the three months ended March 31, 2011. The increase in revenues resulted primarily from an increase in the number of customers from 313 as of March 31, 2011 to 325 as of March 31, 2012, and recognition of revenue for a full three-month period for the new customers added in, and subsequent to, the three months ended March 31, 2011. We have increased our customer count through our continued efforts to enhance brand awareness and our sales and marketing efforts.

Cost of Revenues. Cost of revenues for the three months ended March 31, 2012 was $4.2 million, an increase of $1.4 million, or 50%, over cost of revenues of $2.8 million for the three months ended March 31, 2011. As a percentage of revenues, cost of revenues increased to 29% for the three months ended March 31, 2012 from 22% from the three months ended March 31, 2011. The increase in dollar amount primarily resulted from a $0.9 million increase in employee-related costs attributable to our existing personnel and additional implementation service personnel, a $0.1 million increase in stock-based compensation expense, a $0.1 million increase in amortization of capitalized software, and a $0.3 million increase in other spend. We had 115 full-time equivalents in our implementation services, supplier enablement services, customer support, and client partner organizations at March 31, 2012, compared to 89 full-time equivalents at March 31, 2011.

Research and Development Expenses. Research and development expenses for the three months ended March 31, 2012 were $3.0 million, an increase of $0.2 million, or 7%, from research and development expenses of $2.8 million for the three months ended March 31, 2011. As a percentage of revenues, research and development expense decreased to 21% for the three months ended March 31, 2012 from 22% for the three months ended March 31, 2011. The increase in dollar amount was due primarily to a $0.5 million increase in employee-related costs attributable to our existing personnel and additional development personnel, which was offset by a $0.4 million increase in capitalized software, and a $0.1 million increase in other research and development spend. We had 86 full-time equivalents in our research and development organization at March 31, 2012, compared to 65 full-time equivalents at March 31, 2011.

Sales and Marketing Expenses. Sales and marketing expenses for the three months ended March 31, 2012 were $4.1 million, an increase of $0.3 million, or 8%, over sales and marketing expenses of $3.8 million for the three months ended March 31, 2011. As a percentage of revenues, sales and marketing expenses decreased to 28% for the three months ended March 31, 2012 from 30% for the three months ended March 31, 2011. The increase in dollar amount was due primarily to a $0.1 million increase in employee-related costs attributable to our existing personnel and additional sales and marketing personnel, and a $0.1 million increase in amortized commission expense. We had 55 full-time equivalents in our sales and marketing organization at March 31, 2012, compared to 47 full-time equivalents at March 31, 2011.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2012 were $2.6 million, an increase of $0.5 million, or 24%, over general and administrative expenses of $2.1 million for the three months ended March 31, 2011. As a percentage of revenues, general and administrative expenses increased to 18% for the three months ended March 31, 2012, from 17% for the three months ended March 31, 2011. The increase was primarily due to a $0.1 million increase in employee-related costs attributable to our existing personnel and additional general and administrative personnel, and a $0.3 million increase in stock-based compensation expense. We had 17 full-time equivalents in our general and administrative organization at March 31, 2012, compared to 16 full-time equivalents at March 31, 2011.

Amortization of Intangible Assets. Amortization of intangible assets for the three months ended March 31, 2012 and 2011 was $0.2 million. As a percentage of revenues, amortization of intangible assets was 1% for the both the three months ended March 31, 2012 and 2011.

Income Tax Expense. Income tax expense for the three months ended March 31, 2012 was $0.2 million, a decrease of $0.2 million, or 50%, over income tax expense of $0.4 million for the three months ended March 31, 2011. The decrease was due to a decrease in our taxable income, partially offset by an increase in our effective tax rate.

Liquidity

Net Cash Flows from Operating Activities

Net cash provided by operating activities was $1.6 million during the three months ended March 31, 2012. The amount of our net cash provided by operating activities is primarily a result of the timing of cash payments from our customers, offset by the timing of our primary cash expenditures, which are employee salaries. The cash payments from our customers will fluctuate quarterly as our new business sales normally fluctuate quarterly, primarily due to the timing of client budget cycles, with the second and fourth quarters of each year generally having the most sales and the first and third quarters generally having fewer sales. The cash payments from customers are typically due annually on the anniversary date of the initial contract. The cash payments from customers were approximately $16 million during the three months ended March 31, 2012. The cash payments to employees are typically ratable throughout the fiscal year, with the exception of annual incentive payments, which occur in the first quarter. The cash expenditures for employee salaries, including incentive payments, were approximately $9 million during the three months ended March 31, 2012.

For the three months ended March 31, 2012, net cash provided by operating activities of $1.6 million was primarily the result of $0.2 million of net income plus a $2.7 million decrease in accounts receivable, $1.2 million of stock-based compensation, and $0.7 million of depreciation and amortization, less a $1.8 million decrease in accrued liabilities, a $1.1 million decrease in deferred revenues, and a $0.2 million decrease in deferred project costs.

For the three months ended March 31, 2011, net cash provided by operating activities of $1.8 million was primarily the result of the following, exclusive of acquired assets and liabilities, $0.4 million of net income plus a $1.4 million decrease in accounts receivable, $0.7 million of stock-based compensation, $0.5 million of depreciation and amortization, a $0.5 million decrease in deferred taxes, and a $0.2 million decrease in prepaid expenses, less a $1.2 million decrease in accrued liabilities and a $0.8 million decrease in deferred revenues.

As of March 31, 2012, we had net operating loss carryforwards of approximately $185 million available to reduce future federal taxable income. In the future, we may fully utilize our available net operating loss carryforwards and would begin making income tax payments at that time. In addition, the limitations on utilizing net operating loss carryforwards and other minimum state taxes may also increase our overall tax obligations. We expect that if we generate taxable income and/or we are not allowed to use net operating loss carryforwards for federal/state income tax purposes, our cash generated from operations will be adequate to meet our income tax obligations.

Net Cash Flows from Investing Activities

For the three months ended March 31, 2012, net cash provided by investing activities was $2.2 million, consisting of net maturities of $3.8 million of short-term investments, less various capital expenditures of $1.0 million and capitalization of $0.6 million of software development costs. In general, our capital expenditures are for our network infrastructure to support our increasing customer base and growth in new business and for internal use, such as equipment for our increasing employee headcount.

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

Net Cash Flows from Financing Activities

For the three months ended March 31, 2012, net cash provided by financing activities was $0.2 million, representing proceeds from the exercise of common stock options.

For the three months ended March 31, 2011, net cash used in financing activities was $0.1 million, representing expenditures for secondary offering costs.

Off-Balance Sheet Arrangements

As of March 31, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space, we do not engage in off-balance sheet financing arrangements. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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

We believe our cash and cash equivalents, the proceeds from the offering that closed in April 2011, and cash flows from our operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

During the last three years, inflation and changing prices have not had a material effect on our business, and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.

Contractual and Commercial Commitment Summary

We have contractual obligations that require us to make future cash payments. During the three months ended March 31, 2012, there were no material changes in the contractual and commercial commitments that are discussed in more detail under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual and Commercial Commitment Summary” included in our annual report on Form 10-K for the year ended December 31, 2011, which was filed with the Securities and Exchange Commission on February 24, 2012.

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

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, an evaluation as of March 31, 2012 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2012, were effective for the purposes stated above.

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

SCIQUEST, INC.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 31, 2012, Supply Chain Connect, LLC Inc. filed a lawsuit in the United States District Court for the Southern District of Texas against our company, Baylor College of Medicine, Bristol-Meyers Squibb Company, Owens and Minor Medical, Inc., The Methodist Hospital System, The University of Texas Health Science Center at Houston, Thermo Fisher Scientific, Inc. and VWR International, Inc. On March 31, 2012, we entered into a settlement agreement with the plaintiff dismissing the litigation.

We are not party to any other material legal proceedings at this time. From time to time, we may be subject to legal proceedings and claims in the ordinary course of business.

ITEM 1A. RISK FACTORS

There have been no material changes from the Risk Factors we previously disclosed in our annual report on Form 10-K for the year ended December 31, 2011, which was filed with the Securities and Exchange Commission on February 24, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification, executed by Stephen J. Wiehe, President, Chief Executive Officer and Director of SciQuest.

31.2*	Rule 13a-14(a)/15d-14(a) Certification, executed by Rudy C. Howard, Chief Financial Officer of SciQuest.

32.1**	Section 1350 Certification, executed by Stephen J. Wiehe, President, Chief Executive Officer and Director of SciQuest.

32.2**	Section 1350 Certification, executed by Rudy C. Howard, Chief Financial Officer of SciQuest.

101***	Interactive Data Files pursuant to Rule 405 of Regulation S-T (XBRL)

*	Filed herewith.
**	Furnished herewith.
***	Pursuant to Rule 406T of SEC Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SCIQUEST, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCIQUEST, INC. (Registrant)

By:	/s/ Rudy C. Howard
Rudy C. Howard
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 8, 2012