Form 10-Q
period 2012-06-30
SCIQUEST INC
filed 2012-08-09
CIK 1082526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 31, 2012, 22,328,170 shares of the registrant’s outstanding common stock, $0.001 par value per share, were outstanding.

SCIQUEST, INC.

FORM 10-Q

FOR THE QUARTER ENDED June 30, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

SciQuest, Inc.

Consolidated Balance Sheets

(in thousands except share and per share amounts)

	As of June 30, 2012	As of December 31, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,498	$14,958
Short-term investments	36,960	44,685
Accounts receivable, net	7,460	10,746
Prepaid expenses and other current assets	1,356	1,015
Deferred tax asset	59	70

Total current assets	72,333	71,474
Property and equipment, net	5,881	4,028
Goodwill	15,719	15,719
Intangible assets, net	4,931	5,433
Deferred project costs	6,973	7,025
Deferred tax asset	12,130	12,634
Other	134	55

Total assets	$118,101	$116,368

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$102
Accrued liabilities	4,784	5,945
Deferred revenues	35,542	36,836

Total current liabilities	40,326	42,883
Deferred revenues, less current portion	13,949	12,778
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 22,326,966 and 22,133,036 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	22	22
Additional paid-in capital	76,643	74,083
Accumulated other comprehensive income	6	—
Accumulated deficit	(12,845)	(13,398)

Total stockholders’ equity	63,826	60,707

Total liabilities and stockholders’ equity	$118,101	$116,368

The accompanying notes are an integral part of the consolidated financial statements.

SciQuest, Inc.

Consolidated Statements of Operations and Comprehensive Income

(in thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Revenues	$15,180	$12,910	$29,588	$25,434
Cost of revenues	4,409	3,134	8,586	5,961

Gross profit	10,771	9,776	21,002	19,473

Operating expenses:
Research and development	3,134	2,916	6,171	5,669
Sales and marketing	4,009	3,635	8,115	7,419
General and administrative	2,599	1,997	5,171	4,113
Amortization of intangible assets	209	210	418	419

Total operating expenses	9,951	8,758	19,875	17,620

Income from operations	820	1,018	1,127	1,853
Other income:
Interest income	32	21	56	44
Other income (expense), net	(18)	—	(3)	13

Total other income, net	14	21	53	57

Income before income taxes	834	1,039	1,180	1,910
Income tax expense	(434)	(463)	(627)	(910)

Net income	$400	$576	$553	$1,000

Other comprehensive income:
Foreign currency translation adjustments	—	—	6	—
Comprehensive income	$400	$576	$559	$1,000

Net income per share:
Basic	$0.02	$0.03	$0.02	$0.05
Diluted	$0.02	$0.03	$0.02	$0.05
Weighted average shares outstanding used in computing per share amounts:
Basic	22,237	21,859	22,213	21,275
Diluted	22,676	22,463	22,653	21,906

The accompanying notes are an integral part of the consolidated financial statements.

SciQuest, Inc.

Consolidated Statement of Stockholders’ Equity

(unaudited)

(in thousands except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2011	22,133,036	$22	$74,083	$—	$(13,398)	$60,707
Exercise of common stock options	71,979	—	266	—	—	266
Issuance of stock in connection with business acquisition	121,951	—	—	—	—	—
Stock-based compensation	—	—	2,294	—	—	2,294
Foreign currency translation adjustment	—	—	—	6	—	6
Net income	—	—	—	—	553	553

Balance at June 30, 2012	22,326,966	$22	$76,643	$6	$(12,845)	$63,826

The accompanying notes are an integral part of the consolidated financial statements.

SciQuest, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2012	2011
	(unaudited)
Cash flows from operating activities
Net income	$553	$1,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,501	1,007
Stock-based compensation expense	2,294	1,708
Deferred taxes	515	1,016
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	3,286	(1,250)
Prepaid expenses and other current assets	(341)	184
Deferred project costs and other assets	(27)	(321)
Accounts payable	(102)	(51)
Accrued liabilities	(1,161)	(685)
Deferred revenues	(123)	2,918

Net cash provided by operating activities	6,395	5,526
Cash flows from investing activities
Business acquisition, net of cash acquired	—	(7,346)
Addition of capitalized software development costs	(1,323)	(405)
Purchase of property and equipment	(1,529)	(447)
Purchase of available-for-sale short-term investments	(1,200)	(12,395)
Maturities of available-for-sale short-term investments	8,925	—

Net cash provided by (used in) investing activities	4,873	(20,593)
Cash flows from financing activities
Proceeds from public offering	—	15,405
Public offering costs	—	(408)
Collection of notes receivable from stockholders	—	15
Proceeds from exercise of common stock options	266	113

Net cash provided by financing activities	266	15,125
Effect of exchange rate changes on cash and cash equivalents	6	—
Net increase in cash and cash equivalents	11,540	58
Cash and cash equivalents at beginning of period	14,958	17,494

Cash and cash equivalents at end of period	$26,498	$17,552

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

2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the fiscal year or any future period. The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011, which was filed with the Securities and Exchange Commission on February 24, 2012.

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

Short-Term Investments

Management determines the appropriate classification of investments at the time of purchase and evaluates such determination at each balance sheet date. The Company’s investments are classified as available-for-sale securities and are stated at fair value at June 30, 2012 and December 31, 2011. Realized gains and losses are included in other income (expense) based on the specific identification method. There were no realized gains or losses for the three or six months ended June 30, 2012 and 2011. Net unrealized gains and

SciQuest, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(in thousands except share and per share amounts)

losses on available-for-sale securities are reported as a component of other comprehensive income, net of tax. As of June 30, 2012 and December 31, 2011, there were no unrealized gains or losses on available-for-sale securities. The Company regularly monitors and evaluates the fair value of its investments to identify other-than-temporary declines in value. Management believes no such declines in value existed at June 30, 2012 or December 31, 2011.

Accounts Receivable

The Company assesses the need for an allowance for doubtful accounts based on estimates of probable credit losses. This assessment is based on several factors, including aging of customer accounts, known customer specific risks, historical experience and existing economic conditions. The Company generally does not require collateral for receivable balances. Accounts would be charged against the allowance after all means of collection were exhausted and recovery was considered remote. Any required provisions for doubtful accounts would be recorded in general and administrative expense. Based on management’s analysis of its outstanding accounts receivable, the Company has recorded an allowance of $43 and $217 at June 30, 2012 and December 31, 2011, respectively.

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

Goodwill

Goodwill represents the excess of the cost of an acquired entity over the net fair value of the identifiable assets acquired and liabilities assumed. Goodwill is not amortized, but rather is assessed for impairment at least annually. Additionally, the Company would also review the carrying value of goodwill whenever events or changes in circumstances indicated that its carrying amount may not be recoverable. The Company has concluded that it has one reporting unit for purposes of its annual goodwill impairment testing. To assess goodwill impairment, the first step is to identify if a potential impairment exists by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to have a potential impairment and the second step of the impairment test is not necessary. The results of our most recent annual assessment did not indicate any impairment of goodwill, and as such the second step of the impairment test was not required. Additionally, we do not believe there have been any triggering events that would result in potential impairment of goodwill as of June 30, 2012.

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

Stock-based compensation costs are based on the fair value of the underlying option calculated using the Black-Scholes option-pricing model on the date of grant for stock options. Determining the appropriate fair value model and related assumptions requires judgment, including estimating stock price volatility, forfeiture rates and expected term. The expected volatility rates are estimated based on the actual volatility of comparable public companies over the expected term. The expected term for the six months ended June 30, 2012

SciQuest, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(in thousands except share and per share amounts)

and 2011, represents the average time that options that vest are expected to be outstanding based on the mid-point between the vesting date and the end of the contractual term of the award. The Company has not paid dividends and does not anticipate paying a cash dividend in the foreseeable future and, accordingly, uses an expected dividend yield of zero. The risk-free interest rate is based on the rate of U.S. Treasury securities with maturities consistent with the estimated expected term of the awards.

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

The following summarizes the calculation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Basic:
Net income	$400	$576	$553	$1,000
Weighted average common shares, basic	22,236,925	21,858,603	22,213,356	21,275,378
Basic net income per share	$0.02	$0.03	$0.02	$0.05

Diluted:
Net income	$400	$576	$553	$1,000
Weighted average common shares, basic	22,236,925	21,858,603	22,213,356	21,275,378
Dilutive effect of:
Options to purchase common stock	394,505	474,748	390,412	491,585
Nonvested shares of restricted stock	44,828	130,026	48,840	138,636

Weighted average common shares, diluted	22,676,258	22,463,377	22,652,608	21,905,599

Diluted net income per share	$0.02	$0.03	$0.02	$0.05

The following equity instruments have been excluded from diluted net income per common share as they would be anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Common stock options	323,469	252,439	327,140	222,609

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

The total purchase price of $13,795 consisted of $9,256 in cash and 350,568 shares of the Company’s common stock at a fair value of $4,539. The issuance of 25,365 of these shares, with an estimated fair value of $300, is subject to successful completion of certain performance targets under an earn-out arrangement with a former shareholder of AECsoft. Additionally, 299,838 shares of the Company’s common stock may be issued under an earn-out arrangement with the other former shareholders of AECsoft, upon the successful achievement of such performance targets over the next three fiscal years and continued employment with the Company. The performance conditions for 2011 were met in full, and the Company issued 121,951 shares of common stock on April 14, 2012. The fair value of these shares is being recognized as stock-based compensation expense in the consolidated statement of operations over the requisite service period of the award. During the three months ended June 30, 2012 and 2011, the Company recognized stock-based compensation expense of $367 and $366, respectively, and recognized $734 and $732 during the six months ended June 30, 2012 and 2011, respectively, related to this earn-out arrangement.

The Company incurred acquisition costs of approximately $0 and $134, respectively, during the three and six months ended June 30, 2011, which are included in general and administrative expense in the consolidated statements of operations. The acquisition was accounted for under the purchase method of accounting. The operating results of AECsoft are included in the accompanying consolidated financial statements from the date of acquisition.

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

On October 25, 2011, the Company made certain indemnification claims in the amount of $446 against the former shareholders of AECsoft pursuant to the Escrow Agreement with the former shareholders of AECsoft. The claims were agreed to by the former AECsoft shareholders and an escrow distribution to SciQuest consisting of $223 in cash and 18,115 shares of the Company’s common stock at a fair value of $223 was made. As of June 30, 2012, $1,052 in cash and 85,544 shares of common stock remain in escrow to satisfy potential indemnification claims.

4. Cash Equivalents and Short-Term Investments

The components of cash equivalents and short-term investments at June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012		December 31, 2011
	Cost	Fair Market Value	Cost	Fair Market Value
Cash Equivalents	$14,594	$14,594	$9,623	$9,623
Short-term investments	36,960	36,960	44,685	44,685

Total	$51,554	$51,554	$54,308	$54,308

There were no unrealized gains or losses as of June 30, 2012 or December 31, 2011.

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

As of June 30, 2012 and December 31, 2011, the Company had cash equivalents of $14,594 and $9,623, respectively, which consist of money market accounts. As of June 30, 2012 and December 31, 2011, the Company had short-term investments of $36,960 and $44,685, respectively, which consist of variable rate demand notes that are invested in corporate and municipal bonds. These variable rate demand notes have final maturities between 2017 and 2042, but are puttable by the Company at any time with seven days notice. These cash equivalents and short-term investments are classified within Level 1 of the fair value hierarchy since they are valued using quoted market prices. As of June 30, 2012 and December 31, 2011, the Company did not have any financial assets or liabilities with observable inputs not quoted on active markets (Level 2), or without observable market values that would require a high level of judgment to determine fair value (Level 3).

The fair value measurements of the Company’s financial assets at June 30, 2012 are as follows:

	Total	Level 1	Level 2	Level 3
Cash Equivalents	$14,594	$14,594	—	—
Short-term investments	36,960	36,960	—	—

Total	$51,554	$51,554	—	—

6. Property and Equipment

Property and equipment consist of the following as of June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011
Furniture and equipment	$1,202	$1,144
Computer software and equipment	9,553	6,824
Leasehold improvements	681	616

Total costs	11,436	8,584
Less accumulated depreciation and amortization	(5,555)	(4,556)

Property and equipment, net	$5,881	$4,028

Depreciation expense related to property and equipment (excluding capitalized internal-use software) was $357 and $170 for the three months ended June 30, 2012 and 2011, respectively, and was $657 and $338 for the six months ended June 30, 2012 and 2011, respectively.

Computer software and equipment includes capitalized software development costs incurred during development of the Company’s on-demand solution. The Company capitalized software development costs of $734 and $210 during the three months ended June 30, 2012 and 2011, respectively, and $1,323 and $405 during the six months ended June 30, 2012 and 2011, respectively. Net capitalized software development costs totaled $2,363 and $1,382 at June 30, 2012 and December 31, 2011, respectively. Amortization expense for the three months ended June 30, 2012 and 2011 related to capitalized software development costs was $194 and $94, respectively, and was $342 and $166 for the six months ended June 30, 2012 and 2011, respectively, which is classified within cost of revenues in the accompanying consolidated statements of operations.

SciQuest, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(in thousands except share and per share amounts)

7. Goodwill and Other Intangible Assets

The Company acquired goodwill and certain identifiable intangible assets as part of the acquisition in January 2011 and the going private transaction in July 2004. A summary of intangible assets at June 30, 2012 and December 31, 2011 follows:

	June 30, 2012
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill		$15,719	$—	$15,719
Acquired technology	7 years	9,276	(8,352)	924
Customer relationships	10 years	9,400	(5,859)	3,541
Covenant not to compete	5 years	51	(15)	36
Trademarks		430	—	430

Total		$34,876	$(14,226)	$20,650

	December 31, 2011
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill		$15,719	$—	$15,719
Acquired technology	7 years	9,276	(8,268)	1,008
Customer relationships	10 years	9,400	(5,446)	3,954
Covenant not to compete	5 years	51	(10)	41
Trademarks		430	—	430

Total		$34,876	$(13,724)	$21,152

Amortization expense of intangible assets was $251 and $252 for the three months ended June 30, 2012 and 2011, respectively, of which $42 and $42 is recorded in cost of revenues in the accompanying consolidated statements of operations for the three months ended June 30, 2012 and 2011, respectively. Amortization expense of intangible assets was $502 and $503 for the six months ended June 30, 2012 and 2011, respectively, of which $84 and $84 is recorded in cost of revenues in the accompanying consolidated statements of operations for the six months ended June 30, 2012 and 2011, respectively.

The Company estimates the following amortization expense related to its intangible assets for the years ended December 31:

2012 (remaining six months)	$503
2013	978
2014	825
2015	634
2016	535
Thereafter	1,026

$4,501

8. Stockholders’ Equity

Stock Incentive Plan

The Company adopted a stock incentive plan (the Plan) August 27, 2004. The Plan, as amended, allows the Company to grant up to 5,307,736 common stock options, stock appreciation rights (SARs) and restricted stock awards to employees, board members and others who contribute materially to the success of the Company. The Company’s Board of Directors approves the terms of stock options granted. Individual option grants generally become exercisable ratably over a period of four years from the grant date. The contractual term of the options is approximately ten years from the date of grant.

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

SciQuest, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(in thousands except share and per share amounts)

The following summarizes the activity of nonvested shares of restricted stock for the six months ended June 30, 2012:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2011	63,526	$1.66
Issued	—	—
Vested	(22,881)	1.69

Nonvested at June 30, 2012	40,645	$1.64

In conjunction with the issuance of these restricted shares, subscription note agreements were executed for certain employees. The notes are payable in four annual payments due January 1 of each calendar year and bear interest at 6%. At June 30, 2012 and December 31, 2011, the balance outstanding for these subscription note agreements was $0.

Restricted stock awards are recognized in the consolidated statements of operations based on their fair values. As a result of the notes receivable being deemed nonrecourse for accounting purposes and other contractual provisions in the agreements, the related restricted stock grants are considered stock options for accounting purposes. Stock-based compensation expense of $20 and $38 was recorded during the three months ended June 30, 2012 and 2011, respectively, and $39 and $74 was recorded during the six months ended June 30, 2012 and 2011, respectively, in connection with these restricted stock awards. The total unrecognized compensation cost related to nonvested shares of restricted stock is approximately $66 at June 30, 2012. This amount is expected to be recognized over a weighted-average period of 0.9 years.

On March 20, 2010, the Board of Directors authorized the forgiveness of the outstanding balance of the subscription note agreements issued by certain employees in connection with their previous purchases of the Company’s restricted stock. A total of $1,016 was forgiven, which included the outstanding principal note amount plus accrued but unpaid interest. The Company accounted for the forgiveness of the outstanding note balance as a modification of a stock option for accounting purposes. Accordingly, the Company measured incremental compensation expense of $746 in connection with this modification. Incremental compensation expense of $518 related to the vested shares of restricted stock was recognized immediately at the date of modification. Incremental compensation expense of $228 related to the unvested shares will be recognized as additional compensation expense over the remaining vesting period. During the three months ended June 30, 2012 and 2011, the Company recognized compensation expense of $8 and $22, respectively, and recognized $16 and $44 during the six months ended June 30, 2012 and 2011, respectively, related to this modification.

On April 25, 2012, the Company granted restricted stock units covering 18,640 shares of common stock to certain individuals. Restricted stock units differ from restricted stock awards in that restricted stock units represent the right to receive shares of common stock once such shares are vested and issuable in accordance with the terms of the restricted stock units. Once issued, such shares are not subject to further restrictions. The restricted stock units vest in their entirety on the first anniversary of the grant date, subject to continuous service during the vesting period. Once vested, 50% of the shares are issuable and 50% are deferred until service termination, though the individual may elect to defer all shares until service termination. Stock-based compensation expense related to these restricted stock units is recognized in the consolidated statements of operations based on the fair value of these awards, which is the grant date market value of the Company’s common stock. Stock-based compensation expense of $51 was recorded during the three and six months ended June 30, 2012 in connection with these restricted stock units. The total unrecognized compensation cost related to these awards is approximately $229 at June 30, 2012. This amount is expected to be recognized over a weighted-average period of 0.8 years.

Stock Options

The Company also issues common stock options under the terms of the Plan. The following summarizes stock option activity for the six months ended June 30, 2012:

	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value at June 30, 2012 (Unaudited)
Balance at December 31, 2011	1,323,231	$9.53	8.3	$6,864

Options granted	494,950	$14.69
Options exercised	(71,979)	$3.67
Options canceled	(106,510)	$15.29

Balance at June 30, 2012	1,639,692	$10.98	8.4	$11,452

Vested and expected to vest at June 30, 2012	1,434,235	$10.69	8.4	$11,018

Exercisable at June 30, 2012	612,407	$7.56	7.5	$6,367

SciQuest, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(in thousands except share and per share amounts)

The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying awards and the estimated fair value of the Company’s common stock at June 30, 2012 multiplied by the number of shares that would have been received by the option holders had all option holders exercised their options on June 30, 2012. The aggregate intrinsic value of options exercised during the three months ended June 30, 2012 and 2011 was $340 and $1,110, respectively. The aggregate intrinsic value of options exercised during the six months ended June 30, 2012 and 2011 was $659 and $1,458, respectively.

The total unrecognized compensation cost related to outstanding stock options is $8,956 at June 30, 2012. This amount is expected to be recognized over a weighted-average period of 3.1 years.

The following table summarizes information about stock options outstanding and exercisable at June 30, 2012:

	Options Outstanding at June 30, 2012			Options Exercisable at June 30, 2012
Range of Exercise Price	Number	Weighted-Average Remaining Contractual Life (Yrs.)	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
$0.08 — $ 0.14	57,195	3.1	$0.10	57,195	$0.10
$0.14 — $ 1.90	9,782	6.8	1.71	7,341	1.65
$2.04 — $ 8.18	407,510	7.3	3.15	280,423	2.91
$10.99 — $16.71	1,138,205	9.1	14.26	264,293	14.17
$16.81 — $17.73	27,000	9.2	17.25	3,155	17.23

Total	1,639,692	8.4	$10.98	612,407	$7.56

The fair value of common stock options for employees and non-employees is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:

	Six Months Ended June 30,
	2012	2011
Estimated dividend yield	0%	0%
Expected stock price volatility	60.0 – 70.0%	90.0%
Weighted-average risk-free interest rate	1.0 – 1.5%	1.8 – 2.6%
Expected life of options (in years)	6.25	6.25

Stock-based compensation expense of $680 and $580 was recorded during the three months ended June 30, 2012 and 2011, respectively, and $1,439 and $858 was recorded during the six months ended June 30, 2012 and 2011, respectively, related to the Company’s outstanding stock options. The weighted average grant date fair value per share for stock options granted in the six months ended June 30, 2012 and 2011 was $9.20 and $10.64, respectively.

As discussed in Note 3, the Company recognized stock-based compensation expense of $367 and $366 in the accompanying consolidated statement of operations during the three months ended June 30, 2012 and 2011, respectively, and $734 and $732 during the six months ended June 30, 2012 and 2011, respectively, related to the earn-out arrangement with certain former shareholders of AECsoft.

Employee Stock Purchase Plan

The Company adopted an Employee Stock Purchase Plan (the “Purchase Plan”) effective June 1, 2012. In order to qualify the Purchase Plan in accordance with the Internal Revenue Code of 1986, as amended, the Company’s stockholders must approve the Purchase Plan within 12 months following its commencement. The Company anticipates submitting the Purchase Plan to a vote of its stockholders at the 2013 annual meeting, which is expected to occur in April 2013. If the stockholders do not approve the Purchase Plan at the 2013 annual meeting, the Purchase Plan will be terminated and all contributions made by participants will be returned. Any person that is employed by the Company for the thirty day period immediately preceding the offering date in a given purchase period will be eligible to participate in the plan for that purchase period. Eligible employees can contribute up to 10% of their gross earnings for each pay period, up to a maximum of $25,000 for any calendar year. The initial offering period that commenced on June 1, 2012 is a period of 12 months, and thereafter six month offering periods begin on December 1 and June 1 of each year. During the offering period eligible employees may elect to purchase shares of the Company’s common stock according to the terms of the offering. The per share purchase price is equal to the lessor of 85% of the fair market value of the Company’s common stock on the offering date or 85% of the fair market value of the Company’s common stock on the purchase date. As of June 30, 2012, 1,000,000 shares of common stock were available for issuance to participating employees under the Purchase Plan. During the three and six months ended June 30, 2012, the Company recognized stock-based compensation expense of $15 related to the Purchase Plan.

SciQuest, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(in thousands except share and per share amounts)

The fair value of stock purchase rights granted under the Purchase Plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:

Six Months Ended June 30, 2012
Estimated dividend yield	0%
Expected stock price volatility	57.3%
Weighted-average risk-free interest rate	0.17%
Expected life of options (in years)	1

9. Income Taxes

The Company computes its provision for income taxes by applying the estimated annual effective tax rate, adjusted for any material items. The Company’s effective tax rate of 52.0% and 44.6% for the three months ended June 30, 2012 and 2011, respectively, and 53.1% and 47.6% for the six months ended June 30, 2012 and 2011, respectively, was higher than the federal statutory rate of 34% primarily due to state income taxes and non-deductible expenses. For the three and six months ended June 30, 2012, non-deductible expenses included stock-based compensation, stock-based compensation associated with the earn-out arrangement and amortization of acquired intangible assets.

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

On January 31, 2012, a lawsuit alleging patent infringement was filed against the Company and certain customers and suppliers that participate in the SciQuest Supplier Network. On March 31, 2012, SciQuest, Inc. entered into a settlement agreement with the plaintiff. The settlement amount, which did not have a material adverse effect on the Company’s financial position, results of operations, or cash flows, is recorded in operating expenses in the accompanying consolidated statement of operations for the six months ended June 30, 2012.

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

SciQuest, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(in thousands except share and per share amounts)

11. Subsequent Event

Acquisition

On August 1, 2012, the Company completed the acquisition of substantially all of the assets of Upside Software, Inc. (“Upside”), a privately-owned Canadian corporation and a leader in contract lifecycle management solutions. The acquisition of Upside adds a contract lifecycle management solution, which includes collaborative contract creation and negotiation technology, to the Company’s existing strategic procurement and supplier management solutions.

The purchase price consisted of $22 million in cash, net of cash acquired. The acquisition of Upside occurred subsequent to June 30, 2012. Accordingly, the results of operations of the acquired entity are not included in the consolidated statements of operations of SciQuest, Inc. for the three and six months ended June 30, 2012. The Company is currently in the process of determining the initial accounting for this acquisition.

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

In January 2011, we acquired all of the capital stock of AECsoft USA, Inc., or “AECsoft”, which was a leading provider of supplier management and sourcing technology. AECsoft’s technology has been incorporated into our product offering as our Total Supplier Manager, Sourcing Director and Supplier Diversity Manager modules. The purchase price consisted of approximately $9 million in cash and 350,568 shares of our common stock. The issuance of 25,365 of these shares is subject to successful completion of certain performance targets under an earn-out arrangement with a former shareholder of AECsoft. Additionally, 299,838 shares of our common stock may be issued under an earn-out arrangement with the other former shareholders of AECsoft, based on successful achievement of such performance targets over the next three fiscal years and continued employment with us. These shares are being recognized as compensation expense in the consolidated statement of operations over the requisite service period of the award. The performance conditions originally related primarily to the amount of revenue we recognize from AECsoft’s products and services during each of 2011, 2012 and 2013. In October 2011, we agreed with certain of the former AECsoft shareholders to remove their revenue-based conditions and add certain other conditions. The performance conditions for 2011 were met in full, and we issued 121,951 shares of common stock on April 14, 2012. If the performance conditions are met in full in 2012 and 2013, we will issue 121,951 shares of common stock on or about March 31, 2013 and 81,301 shares of common stock on or about March 31, 2014. The purchase price included $1.275 million in cash and 103,659 shares of common stock that have been deposited in escrow to satisfy potential indemnification claims, of which $1.052 million in cash and 85,544 shares of common stock remain as of June 30, 2012.

Key Financial Terms and Metrics

We have several key financial terms and metrics. During the six months ended June 30, 2012, there were no changes in the definitions of our key financial terms and metrics, which are discussed in more detail under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Terms and Metrics” included in our annual report on Form 10-K for the year ended December 31, 2011, which was filed with the Securities and Exchange Commission on February 24, 2012.

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

During the six months ended June 30, 2012, there were no significant changes in our critical accounting policies or estimates. See Note 2 to our financial statements included elsewhere in this Quarterly Report on Form 10-Q and under the heading “Critical Accounting Policies” in our annual report on Form 10-K for the year ended December 31, 2011, which was filed with the Securities and Exchange Commission on February 24, 2012, for additional information regarding our critical accounting policies, as well as a description of our other significant accounting policies.

Results of Operations

The following table sets forth, for the periods indicated, our results of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$15,180	$12,910	$29,588	$25,434
Cost of revenues (1) (2)	4,409	3,134	8,586	5,961

Gross profit	10,771	9,776	21,002	19,473

Operating expenses: (1)
Research and development	3,134	2,916	6,171	5,669
Sales and marketing	4,009	3,635	8,115	7,419
General and administrative	2,599	1,997	5,171	4,113
Amortization of intangible assets	209	210	418	419

Total operating expenses	9,951	8,758	19,875	17,620

Income from operations	820	1,018	1,127	1,853
Interest and other income, net	14	21	53	57

Income before income taxes	834	1,039	1,180	1,910
Income tax expense	(434)	(463)	(627)	(910)

Net income	$400	$576	$553	$1,000

(1)	Amounts include stock-based compensation expense, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of revenues	$(39)	$61	$82	$108
Research and development	258	273	499	515
Sales and marketing	352	293	650	559
General and administrative	570	379	1,063	526

	$1,141	$1,006	$2,294	$1,708

(2)	Cost of revenues includes amortization of capitalized software development costs of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Amortization of capitalized software development costs	$194	$94	$342	$166
Amortization of acquired software	42	42	84	84

	$236	$136	$426	$250

The following table sets forth, for the periods indicated, our results of operations expressed as a percentage of revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	100%	100%	100%	100%
Cost of revenues (1) (2)	29	24	29	23

Gross profit	71	76	71	77

Operating expenses: (1)
Research and development	21	23	21	22
Sales and marketing	26	28	27	29
General and administrative	17	15	18	16
Amortization of intangible assets	1	2	1	2

Total operating expenses	65	68	67	69

Income from operations	6	8	4	8
Interest and other income, net	—	—	—	—

Income before income taxes	6	8	4	8
Income tax expense	(3)	(4)	(2)	(4)

Net income	3%	4%	2%	4%

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Revenues. Revenues for the three months ended June 30, 2012 were $15.2 million, an increase of $2.3 million, or 18%, over revenues of $12.9 million for the three months ended June 30, 2011. The increase in revenues resulted primarily from the recognition of revenue for a full three-month period for the new customers added in, and subsequent to, the three months ended June 30, 2011. Our customer count increased from 322 as of June 30, 2011 to 325 as of June 30, 2012, consisting of 30 customer additions and 27 customer terminations. Revenues associated with the customer terminations were not significant as compared to revenues associated with the customer additions. We have increased our customer count through our continued efforts to enhance brand awareness and our sales and marketing efforts.

Cost of Revenues. Cost of revenues for the three months ended June 30, 2012 was $4.4 million, an increase of $1.3 million, or 42%, over cost of revenues of $3.1 million for the three months ended June 30, 2011. As a percentage of revenues, cost of revenues increased to 29% for the three months ended June 30, 2012 from 24% from the three months ended June 30, 2011. The increase in dollar amount primarily resulted from a $0.9 million increase in employee-related costs attributable to our existing personnel and additional implementation service personnel, a $0.1 million increase in amortization of capitalized software, a $0.1 million increase in allocated overhead due to increases in leased square footage of office space, and a $0.2 million increase in other spend. We had 117 full-time equivalents in our implementation services, supplier enablement services, customer support, and client partner organizations at June 30, 2012, compared to 100 full-time equivalents at June 30, 2011.

Research and Development Expenses. Research and development expenses for the three months ended June 30, 2012 were $3.1 million, an increase of $0.2 million, or 7%, from research and development expenses of $2.9 million for the three months ended June 30, 2011. As a percentage of revenues, research and development expense decreased to 20% for the three months ended June 30, 2012 from 23% for the three months ended June 30, 2011. The increase in dollar amount was due primarily to a $0.1 million increase in allocated overhead due to increases in leased square footage of office space, and a $0.1 million increase in other research and development spend. Increases in employee-related costs during the period were offset by increases in capitalized software development costs. We had 94 full-time equivalents in our research and development organization at June 30, 2012, compared to 67 full-time equivalents at June 30, 2011.

Sales and Marketing Expenses. Sales and marketing expenses for the three months ended June 30, 2012 were $4.0 million, an increase of $0.4 million, or 11%, over sales and marketing expenses of $3.6 million for the three months ended June 30, 2011. As a percentage of revenues, sales and marketing expenses decreased to 26% for the three months ended June 30, 2012 from 28% for the three months ended June 30, 2011. The increase in dollar amount was due primarily to a $0.1 million increase in employee-related costs attributable to our existing personnel and additional sales and marketing personnel, a $0.1 million increase in stock-based compensation expense, and a $0.1 million increase in amortized commission expense. We had 55 full-time equivalents in our sales and marketing organization at June 30, 2012, compared to 50 full-time equivalents at June 30, 2011.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2012 were $2.6 million, an increase of $0.6 million, or 30%, over general and administrative expenses of $2.0 million for the three months ended June 30, 2011. As a percentage of revenues, general and administrative expenses increased to 17% for the three months ended June 30, 2012, from 15% for the three months ended June 30, 2011. The increase was primarily due to a $0.2 million increase in stock-based compensation expense, and a $0.4 million increase in other general and administrative spend. We had 21 full-time equivalents in our general and administrative organization at June 30, 2012, compared to 17 full-time equivalents at June 30, 2011.

Amortization of Intangible Assets. Amortization of intangible assets for the three months ended June 30, 2012 and 2011 was $0.2 million. As a percentage of revenues, amortization of intangible assets decreased to 1% for the three months ended June 30, 2012, from 2% for the three months ended June 30, 2011.

Income Tax Expense. Income tax expense for the three months ended June 30, 2012 was $0.4 million, a decrease of $0.1 million, or 20%, over income tax expense of $0.5 million for the three months ended June 30, 2011. The decrease was due to a decrease in our taxable income.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Revenues. Revenues for the six months ended June 30, 2012 were $29.6 million, an increase of $4.2 million, or 17%, over revenues of $25.4 million for the six months ended June 30, 2011. The increase in revenues resulted primarily from the recognition of revenue for a full six-month period for the new customers added in, and subsequent to, the six months ended June 30, 2011. Our customer count increased from 322 as of June 30, 2011 to 325 as of June 30, 2012, consisting of 30 customer additions and 27 customer terminations. Revenues associated with the customer terminations were not significant as compared to revenues associated with the customer additions. We have increased our customer count through our continued efforts to enhance brand awareness and our sales and marketing efforts.

Cost of Revenues. Cost of revenues for the six months ended June 30, 2012 was $8.6 million, an increase of $2.6 million, or 43%, over cost of revenues of $6.0 million for the six months ended June 30, 2011. As a percentage of revenues, cost of revenues increased to 29% for the six months ended June 30, 2012 from 23% from the six months ended June 30, 2011. The increase in dollar amount primarily resulted from a $1.7 million increase in employee-related costs attributable to our existing personnel and additional implementation service personnel, a $0.2 million increase in amortization of capitalized software, a $0.3 million increase in allocated overhead due to increases in leased square footage of office space, and a $0.4 million increase in other spend. We had 117 full-time equivalents in our implementation services, supplier enablement services, customer support, and client partner organizations at June 30, 2012, compared to 100 full-time equivalents at June 30, 2011.

Research and Development Expenses. Research and development expenses for the six months ended June 30, 2012 were $6.2 million, an increase of $0.5 million, or 9%, from research and development expenses of $5.7 million for the six months ended June 30, 2011. As a percentage of revenues, research and development expense decreased to 21% for the six months ended June 30, 2012 from 22% for the six months ended June 30, 2011. The increase in dollar amount was due primarily to a $0.1 million increase in allocated overhead due to increases in leased square footage of office space, a $0.3 million increase in other research and development spend, and a $0.1 million net increase in employee-related costs attributable to our existing personnel and additional development personnel, which was offset by increases in capitalized software development costs. We had 94 full-time equivalents in our research and development organization at June 30, 2012, compared to 67 full-time equivalents at June 30, 2011.

Sales and Marketing Expenses. Sales and marketing expenses for the six months ended June 30, 2012 were $8.1 million, an increase of $0.7 million, or 9%, over sales and marketing expenses of $7.4 million for the six months ended June 30, 2011. As a percentage of revenues, sales and marketing expenses decreased to 27% for the six months ended June 30, 2012 from 29% for the six months ended June 30, 2011. The increase in dollar amount was due primarily to a $0.2 million increase in employee-related costs attributable to our existing personnel and additional sales and marketing personnel, a $0.1 million increase in stock-based compensation expense, a $0.1 million increase in allocated overhead due to increases in leased square footage of office space, and a $0.2 million increase in amortized commission expense. We had 55 full-time equivalents in our sales and marketing organization at June 30, 2012, compared to 46 full-time equivalents at June 30, 2011.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2012 were $5.2 million, an increase of $1.1 million, or 27%, over general and administrative expenses of $4.1 million for the six months ended June 30, 2011. As a percentage of revenues, general and administrative expenses increased to 18% for the six months ended June 30, 2012, from 16% for the six months ended June 30, 2011. The increase was primarily due to a $0.1 million increase in employee-related costs attributable to our existing personnel and additional general and administrative personnel, a $0.5 million increase in stock-based compensation expense, and a $0.4 million increase in other general and administrative spend. We had 21 full-time equivalents in our general and administrative organization at June 30, 2012, compared to 17 full-time equivalents at June 30, 2011.

Amortization of Intangible Assets. Amortization of intangible assets for the six months ended June 30, 2012 and 2011 was $0.4 million. As a percentage of revenues, amortization of intangible assets decreased to 1% for the three months ended June 30, 2012, from 2% for the three months ended June 30, 2011.

Income Tax Expense. Income tax expense for the six months ended June 30, 2012 was $0.6 million, a decrease of $0.3 million, or 33%, over income tax expense of $0.9 million for the six months ended June 30, 2011. The decrease was due to a decrease in our taxable income, partially offset by an increase in our effective tax rate.

Liquidity

Net Cash Flows from Operating Activities

Net cash provided by operating activities was $6.4 million during the six months ended June 30, 2012. The amount of our net cash provided by operating activities is primarily a result of the timing of cash payments from our customers, offset by the timing of our primary cash expenditures, which are employee salaries. The cash payments from our customers will fluctuate quarterly as our new business sales normally fluctuate quarterly, primarily due to the timing of client budget cycles, with the second and fourth quarters of each year generally having the most sales and the first and third quarters generally having fewer sales. The cash payments from customers are typically due annually on the anniversary date of the initial contract. The cash payments from customers were approximately $33 million during the six months ended June 30, 2012. The cash payments to employees are typically ratable throughout the fiscal year, with the exception of annual incentive payments, which occur in the first quarter. The cash expenditures for employee salaries, including incentive payments, were approximately $17 million during the six months ended June 30, 2012.

For the six months ended June 30, 2012, net cash provided by operating activities of $6.4 million was primarily the result of $0.6 million of net income plus a $3.3 million decrease in accounts receivable, $2.3 million of stock-based compensation, and $1.5 million of depreciation and amortization, less a $1.2 million decrease in accrued liabilities.

For the six months ended June 30, 2011, net cash provided by operating activities of $5.5 million was primarily the result of the following, exclusive of acquired assets and liabilities, $1.0 million of net income plus a $2.9 million increase in deferred revenues, $1.7 million of stock-based compensation, $1.0 million of depreciation and amortization, and a $1.0 million decrease in deferred taxes, less a $1.3 million increase in accounts receivable, a $0.3 million increase in deferred project costs, and a $0.7 million decrease in accrued liabilities.

As of June 30, 2012, we had net operating loss carryforwards of approximately $183 million available to reduce future federal taxable income. In the future, we may fully utilize our available net operating loss carryforwards and would begin making income tax payments at that time. In addition, the limitations on utilizing net operating loss carryforwards and other minimum state taxes may also increase our overall tax obligations. We expect that if we generate taxable income and/or we are not allowed to use net operating loss carryforwards for federal/state income tax purposes, our cash generated from operations will be adequate to meet our income tax obligations.

Net Cash Flows from Investing Activities

For the six months ended June 30, 2012, net cash provided by investing activities was $4.9 million, consisting of net maturities of $7.7 million of short-term investments, less various capital expenditures of $1.5 million and capitalization of $1.3 million of software development costs. In general, our capital expenditures are for our network infrastructure to support our increasing customer base and growth in new business and for internal use, such as equipment for our increasing employee headcount.

For the six months ended June 30, 2011, net cash used in investing activities was $20.6 million, consisting of the acquisition of AECsoft, net of cash acquired, of $7.3 million, the purchase of $12.4 million of short-term investments, various capital expenditures of $0.4 million and capitalization of $0.4 million of software development costs.

Net Cash Flows from Financing Activities

For the six months ended June 30, 2012, net cash provided by financing activities was $0.3 million, representing proceeds from the exercise of common stock options.

For the six months ended June 30, 2011, net cash provided by financing activities was $15.1 million, consisting primarily of $15.4 million in proceeds from our public offering net of underwriting costs, offset by $0.4 million expenditures for public offering costs.

Off-Balance Sheet Arrangements

As of June 30, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space, we do not engage in off-balance sheet financing arrangements. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Capital Resources

Our future capital requirements may vary materially from those now planned and will depend on many factors, including the costs to develop and implement new products and services, to acquire complementary businesses, products, or technologies, the sales and marketing resources needed to further penetrate our targeted vertical markets and gain acceptance of new modules we develop, the expansion of our operations in the United States and internationally and the response of competitors to our products and services. Historically, we have experienced increases in our expenditures consistent with the growth in our operations and personnel, and we anticipate that our expenditures will continue to increase as we grow our business. We expect our research and development, sales and marketing and capital expenditures to decline as a percentage of revenues but increase in absolute dollars in the future. In the future, we may also acquire complementary businesses, products or technologies. We have no formal agreements or commitments with respect to any acquisitions at this time.

We believe our cash and cash equivalents, and cash flows from our operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

During the last three years, inflation and changing prices have not had a material effect on our business, and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.

Contractual and Commercial Commitment Summary

We have contractual obligations that require us to make future cash payments. During the six months ended June 30, 2012, there were no material changes in the contractual and commercial commitments that are discussed in more detail under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual and Commercial Commitment Summary” included in our annual report on Form 10-K for the year ended December 31, 2011, which was filed with the Securities and Exchange Commission on February 24, 2012.

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

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, an evaluation as of June 30, 2012 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2012, were effective for the purposes stated above.

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

We are not party to any material legal proceedings at this time. From time to time, we may be subject to legal proceedings and claims in the ordinary course of business.

ITEM 1A.	RISK FACTORS

There have been no material changes to the Risk Factors we previously disclosed in our annual report on Form 10-K for the year ended December 31, 2011, which was filed with the Securities and Exchange Commission on February 24, 2012.

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

Date: August 9, 2012