Form 10-Q
period 2012-09-30
SCIQUEST INC
filed 2012-11-09
CIK 1082526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 31, 2012, 22,460 shares of the registrant’s outstanding common stock, $0.001 par value per share, were outstanding.

SCIQUEST, INC.

FORM 10-Q

FOR THE QUARTER ENDED September 30, 2012

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

SciQuest, Inc.

Consolidated Balance Sheets

(in thousands except per share amounts)

	As of September 30,	As of December 31,
	2012	2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,810	$14,958
Short-term investments	26,545	44,685
Accounts receivable, net	6,808	10,746
Prepaid expenses and other current assets	1,587	1,015
Deferred tax asset	1,363	70

Total current assets	57,113	71,474
Property and equipment, net	6,653	4,028
Goodwill	31,613	15,719
Intangible assets, net	12,402	5,433
Deferred project costs	7,047	7,025
Deferred tax asset	11,562	12,634
Other	95	55

Total assets	$126,485	$116,368

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$289	$102
Accrued liabilities	6,027	5,945
Deferred revenues	39,527	36,836

Total current liabilities	45,843	42,883
Deferred revenues, less current portion	14,851	12,778

Commitments and contingencies

Stockholders’ equity:

Common stock, $0.001 par value; 50,000 shares authorized; 22,346 and 22,133 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	22	22
Additional paid-in capital	78,004	74,083
Accumulated other comprehensive loss	(103)	—
Accumulated deficit	(12,132)	(13,398)

Total stockholders’ equity	65,791	60,707

Total liabilities and stockholders’ equity	$126,485	$116,368

The accompanying notes are an integral part of the consolidated financial statements.

SciQuest, Inc.

Consolidated Statements of Operations and Comprehensive Income

(in thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)

Revenues	$17,173	$13,774	$46,761	$39,208
Cost of revenues	5,343	3,560	13,929	9,521

Gross profit	11,830	10,214	32,832	29,687

Operating expenses:
Research and development	4,734	3,001	10,905	8,670
Sales and marketing	4,073	3,396	12,188	10,815
General and administrative	2,835	2,107	8,006	6,220
Amortization of intangible assets	318	209	736	628

Total operating expenses	11,960	8,713	31,835	26,333

(Loss) income from operations	(130)	1,501	997	3,354
Other income:
Interest income	19	23	75	67
Other expense, net	(38)	(24)	(41)	(11)

Total other (expense) income, net	(19)	(1)	34	56

(Loss) income before income taxes	(149)	1,500	1,031	3,410
Income tax benefit (expense)	862	(741)	235	(1,651)

Net income	$713	$759	$1,266	$1,759

Other comprehensive income:
Foreign currency translation adjustments	(109)	—	(103)	—
Comprehensive income	$604	$759	$1,163	$1,759

Net income per share:
Basic	$0.03	$0.03	$0.06	$0.08
Diluted	$0.03	$0.03	$0.06	$0.08
Weighted average shares outstanding used in computing per share amounts:
Basic	22,278	22,012	22,235	21,549
Diluted	22,703	22,551	22,676	22,149

The accompanying notes are an integral part of the consolidated financial statements.

SciQuest, Inc.

Consolidated Statement of Stockholders’ Equity

(unaudited)

(in thousands)

				Accumulated Other		Total
	Common Stock		Additional Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at January 1, 2012	22,133	$22	$74,083	$—	$(13,398)	$60,707
Exercise of common stock options	91	—	312	—	—	312
Issuance of stock in connection with business acquisition	122	—	—	—	—	—
Stock-based compensation	—	—	3,609	—	—	3,609
Foreign currency translation adjustments	—	—	—	(103)	—	(103)
Net income	—	—	—	—	1,266	1,266

Balance at September 30, 2012	22,346	$22	$78,004	$(103)	$(12,132)	$65,791

The accompanying notes are an integral part of the consolidated financial statements.

SciQuest, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2012	2011
	(unaudited)
Cash flows from operating activities
Net income	$1,266	$1,759
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,673	1,551
Loss on disposal of fixed assets	36	—
Stock-based compensation expense	3,609	2,863
Deferred taxes	(221)	947
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	6,026	557
Prepaid expenses and other current assets	(378)	359
Deferred project costs and other assets	(30)	(563)
Accounts payable	189	(51)
Accrued liabilities	(442)	183
Deferred revenues	1,068	3,741

Net cash provided by operating activities	13,796	11,346
Cash flows from investing activities
Business acquisitions, net of cash acquired	(22,447)	(7,346)
Addition of capitalized software development costs	(2,179)	(595)
Purchase of property and equipment	(1,710)	(761)
Purchase of available-for-sale short-term investments	(1,200)	(15,000)
Maturities of available-for-sale short-term investments	19,340	7,895

Net cash used in investing activities	(8,196)	(15,807)
Cash flows from financing activities
Proceeds from public offering	—	15,405
Public offering costs	—	(408)
Collection of notes receivable from stockholders	—	15
Proceeds from exercise of common stock options	312	129

Net cash provided by financing activities	312	15,141
Effect of exchange rate changes on cash and cash equivalents	(60)	—
Net increase in cash and cash equivalents	5,852	10,680
Cash and cash equivalents at beginning of period	14,958	17,494

Cash and cash equivalents at end of period	$20,810	$28,174

The accompanying notes are an integral part of the consolidated financial statements.

SciQuest, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(in thousands except per share amounts)

1.	Description of Business

SciQuest, Inc. (the Company) provides on-demand strategic procurement and supplier management solutions that integrate customers with their suppliers to improve procurement of indirect goods and services, such as office supplies, laboratory supplies, furniture, MRO (maintenance, repair and operations) supplies and food and beverages. The Company’s on-demand software enables organizations to more efficiently source indirect goods and services, manage their spend and obtain the benefits of compliance with purchasing policies and negotiating power with suppliers. The Company’s on-demand strategic procurement software suite, coupled with its managed supplier network, forms the Company’s integrated solution, which is designed to achieve rapid and sustainable savings. The Company’s solution is designed to optimize tasks throughout the cycle of finding, procuring, receiving and paying for indirect goods and services, which can result in increased efficiency, reduced costs and increased insight into an organization’s buying patterns. The Company’s core target markets for strategic procurement products are higher education, life sciences, healthcare and state and local governments. In addition, the Company markets products in the general commercial market without regard to specific verticals. The Company is headquartered in Cary, North Carolina.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the fiscal year or any future period. The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011, which was filed with the Securities and Exchange Commission on February 24, 2012.

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

(in thousands except per share amounts)

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

Short-Term Investments

Management determines the appropriate classification of investments at the time of purchase and evaluates such determination at each balance sheet date. The Company’s investments are classified as available-for-sale securities and are stated at fair value at September 30, 2012 and December 31, 2011. Realized gains and losses are included in other income (expense) based on the specific identification method. There were no realized gains or losses for the three or nine months ended September 30, 2012 and 2011. Net

SciQuest, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(in thousands except per share amounts)

unrealized gains and losses on available-for-sale securities are reported as a component of other comprehensive income, net of tax. As of September 30, 2012 and December 31, 2011, there were no unrealized gains or losses on available-for-sale securities. The Company regularly monitors and evaluates the fair value of its investments to identify other-than-temporary declines in value. Management believes no such declines in value existed at September 30, 2012 or December 31, 2011.

Accounts Receivable

The Company assesses the need for an allowance for doubtful accounts based on estimates of probable credit losses. This assessment is based on several factors, including aging of customer accounts, known customer specific risks, historical experience and existing economic conditions. The Company generally does not require collateral for receivable balances. Accounts would be charged against the allowance after all means of collection were exhausted and recovery was considered remote. Any required provisions for doubtful accounts would be recorded in general and administrative expense. Based on management’s analysis of its outstanding accounts receivable, the Company has recorded an allowance of $122 and $217 at September 30, 2012 and December 31, 2011, respectively.

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

Goodwill

Goodwill represents the excess of the cost of an acquired entity over the net fair value of the identifiable assets acquired and liabilities assumed. Goodwill is not amortized, but rather is assessed for impairment at least annually. Additionally, the Company would also review the carrying value of goodwill whenever events or changes in circumstances indicated that its carrying amount may not be recoverable. The Company has concluded that it has one reporting unit for purposes of its annual goodwill impairment testing. To assess goodwill impairment, the first step is to identify if a potential impairment exists by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to have a potential impairment and the second step of the impairment test is not necessary. The results of our most recent annual assessment did not indicate any impairment of goodwill, and as such the second step of the impairment test was not required. Additionally, we do not believe there have been any triggering events that would result in potential impairment of goodwill as of September 30, 2012.

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

SciQuest, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(in thousands except per share amounts)

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

Foreign Currency and Operations

The reporting currency for all periods presented is the U.S. dollar. The functional currency for the Company’s foreign subsidiaries is their local currency. The translation of each subsidiary’s financial statements into U.S. dollars is performed for assets and liabilities using exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period. The resulting translation adjustments are recognized in accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Realized foreign currency transaction gains and losses are included in other income (expense) in the consolidated statements of operations.

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

The following summarizes the calculation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Basic:
Net income	$713	$759	$1,266	$1,759
Weighted average common shares, basic	22,278	22,012	22,235	21,549
Basic net income per share	$0.03	$0.03	$0.06	$0.08

Diluted:
Net income	$713	$759	$1,266	$1,759
Weighted average common shares, basic	22,278	22,012	22,235	21,549
Dilutive effect of:
Options to purchase common stock	385	428	395	471
Nonvested shares of restricted stock	40	111	46	129

Weighted average common shares, diluted	22,703	22,551	22,676	22,149

Diluted net income per share	$0.03	$0.03	$0.06	$0.08

The following equity instruments have been excluded from diluted net income per common share as they would be anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Common stock options	199	322	288	260

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

SciQuest, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(in thousands except per share amounts)

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

The Company accounts for uncertain tax positions by recognizing and measuring tax benefits taken or expected to be taken on a tax return. A tax benefit from an uncertain position may be recognized only if it is more likely than not that the position is sustainable, based solely on its technical merits and consideration of the relevant taxing authority’s widely understood administrative practices and precedents. If the recognition threshold is met, only the portion of the tax benefit that is more likely than not to be realized upon settlement with a taxing authority is recorded. The tax benefit that is not recorded is considered an unrecognized tax benefit. Interest and penalties related to uncertain tax positions are recognized as a component of income tax expense.

Recent Accounting Pronouncements

In July 2012, the FASB issued a revised accounting standard, which is intended to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. Specifically, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that fair value of an intangible asset is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. This standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company will adopt this standard in the first quarter of 2013 and does not expect the adoption will have a material impact on its financial statements.

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

Upside Software

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

The purchase price consisted of $22,447 in cash. The purchase price included $2,800 in cash that was deposited in escrow to satisfy potential indemnification claims. The Company incurred acquisition costs of approximately $250 during the three and nine months ended September 30, 2012, which are included in general and administrative expense in the consolidated statements of operations. The acquisition was accounted for under the purchase method of accounting. The operating results of Upside are included in the accompanying consolidated financial statements from the date of acquisition.

The purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. Acquired technology, trademarks and the covenant not to compete are amortized on a straight-line basis over their respective estimated useful lives. Acquired customer relationships are amortized over a ten-year estimated

SciQuest, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(in thousands except per share amounts)

life in a pattern consistent with which the economic benefit is expected to be realized. The excess of the purchase price over the net tangible and identifiable intangible assets acquired was recorded as goodwill which is deductible for tax purposes. This asset is attributed to a trained workforce and buyer-specific value resulting from synergies that are not included in the fair values of assets.

The preliminary allocation of the purchase price as of the acquisition date was as follows:

	Estimated Useful Life	Estimated Fair Value

Accounts receivable		$2,096
Prepaid expenses and other current assets		230
Property and equipment		478
Covenant not to compete	5 years	30
Trademarks	5 years	263
Acquired technology	7 years	4,064
Customer relationships	10 years	3,594
Goodwill		15,927
Accrued expenses		(530)
Deferred revenues		(3,705)

Total purchase consideration		$22,447

The initial purchase price allocation is preliminary as of September 30, 2012, pending finalization of the acquired intangible assets valuation reports.

AECsoft

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

The total purchase price of $13,795 consisted of $9,256 in cash and 351 shares of the Company’s common stock at a fair value of $4,539. The issuance of 25 of these shares, with an estimated fair value of $300, is subject to successful completion of certain performance targets under an earn-out arrangement with a former shareholder of AECsoft. Additionally, 300 shares of the Company’s common stock may be issued under an earn-out arrangement with the other former shareholders of AECsoft, upon the successful achievement of such performance targets over the next three fiscal years and continued employment with the Company. The performance conditions for 2011 were met in full, and the Company issued 122 shares of common stock on April 14, 2012. The fair value of these shares is being recognized as stock-based compensation expense in the consolidated statement of operations over the requisite service period of the award. During the three months ended September 30, 2012 and 2011, the Company recognized stock-based compensation expense of $366 and $367, respectively, and recognized $1,100 and $1,099 during the nine months ended September 30, 2012 and 2011, respectively, related to this earn-out arrangement.

The Company incurred acquisition costs of approximately $0 and $134, respectively, during the three and nine months ended September 30, 2011, which are included in general and administrative expense in the consolidated statements of operations. The acquisition was accounted for under the purchase method of accounting. The operating results of AECsoft are included in the accompanying consolidated financial statements from the date of acquisition.

The purchase consideration consisted of the following:

Cash	$9,256
Fair value of common stock	4,539

Total purchase consideration	$13,795

Cash acquired	1,910

Net purchase consideration	$11,885

SciQuest, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(in thousands except per share amounts)

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

On October 25, 2011, the Company made certain indemnification claims in the amount of $446 against the former shareholders of AECsoft pursuant to the Escrow Agreement with the former shareholders of AECsoft. The claims were agreed to by the former AECsoft shareholders and an escrow distribution to SciQuest consisting of $223 in cash and 18 shares of the Company’s common stock at a fair value of $223 was made. As of September 30, 2012, $1,052 in cash and 86 shares of common stock remain in escrow to satisfy potential indemnification claims.

4.	Cash Equivalents and Short-Term Investments

The components of cash equivalents and short-term investments at September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012		December 31, 2011
	Cost	Fair Market Value	Cost	Fair Market Value
Cash equivalents	$6,047	$6,047	$9,623	$9,623
Short-term investments	26,545	26,545	44,685	44,685

Total	$32,592	$32,592	$54,308	$54,308

There were no unrealized gains or losses as of September 30, 2012 or December 31, 2011.

5.	Fair Value Measurements

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

SciQuest, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(in thousands except per share amounts)

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

As of September 30, 2012 and December 31, 2011, the Company had cash equivalents of $6,047 and $9,623, respectively, which consist of money market accounts. As of September 30, 2012 and December 31, 2011, the Company had short-term investments of $26,545 and $44,685, respectively, which consist of variable rate demand notes that are invested in corporate and municipal bonds. These variable rate demand notes have final maturities between 2017 and 2042, but are puttable by the Company at any time with seven days notice. These cash equivalents and short-term investments are classified within Level 1 of the fair value hierarchy since they are valued using quoted market prices. As of September 30, 2012 and December 31, 2011, the Company did not have any financial assets or liabilities with observable inputs not quoted on active markets (Level 2), or without observable market values that would require a high level of judgment to determine fair value (Level 3).

The fair value measurements of the Company’s financial assets at September 30, 2012 are as follows:

	Total	Level 1	Level 2	Level 3
Cash Equivalents	$6,047	$6,047	—	—
Short-term investments	26,545	26,545	—	—

Total	$32,592	$32,592	—	—

The fair value measurements of the Company’s financial assets at December 31, 2011 are as follows:

	Total	Level 1	Level 2	Level 3
Cash Equivalents	$9,623	$9,623	—	—
Short-term investments	44,685	44,685	—	—

Total	$54,308	$54,308	—	—

6.	Property and Equipment

Property and equipment consist of the following as of September 30, 2012 and December 31, 2011:

	September 30,	December 31,
	2012	2011

Furniture and equipment	$1,216	$1,144
Computer software and equipment	11,011	6,824
Leasehold improvements	681	616

Total costs	12,908	8,584
Less accumulated depreciation and amortization	(6,255)	(4,556)

Property and equipment, net	$6,653	$4,028

Depreciation expense related to property and equipment (excluding capitalized internal-use software) was $407 and $188 for the three months ended September 30, 2012 and 2011, respectively, and was $1,064 and $526 for the nine months ended September 30, 2012 and 2011, respectively.

Computer software and equipment includes capitalized software development costs incurred during development of the Company’s on-demand solution. The Company capitalized software development costs of $856 and $190 during the three months ended September 30, 2012 and 2011, respectively, and $2,179 and $595 during the nine months ended September 30, 2012 and 2011, respectively. Net capitalized software development costs totaled $2,920 and $1,382 at September 30, 2012 and December 31, 2011, respectively. Amortization expense for the three months ended September 30, 2012 and 2011 related to capitalized software development costs was $299 and $105, respectively, and was $641 and $271 for the nine months ended September 30, 2012 and 2011, respectively, which is classified within cost of revenues in the accompanying consolidated statements of operations.

SciQuest, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(in thousands except per share amounts)

7.	Goodwill and Other Intangible Assets

The Company acquired goodwill and certain identifiable intangible assets as part of the acquisitions in August 2012 and January 2011 and the going private transaction in July 2004.

The changes in the carrying amount of goodwill for the nine months ended September 30, 2012 were as follows:

Balance at December 31, 2011	$15,719
Goodwill acquired	15,927
Other adjustments	(33)

Balance at September 30, 2012	$31,613

Other adjustments represent foreign currency translation, as the functional currency of the Company’s foreign subsidiary, where goodwill is recorded, is its local currency. Accordingly, the foreign currency is translated into U.S. dollars using the exchange rate in effect at period end. Adjustments are included in other comprehensive income (loss).

A summary of intangible assets at September 30, 2012 and December 31, 2011 follows:

	September 30, 2012
	Weighted Average	Gross Carrying	Accumulated	Net Carrying
	AmortizationPeriod	Amount	Amortization	Amount

Acquired technology	7 years	$13,331	$(8,489)	$4,842
Customer relationships	10 years	12,987	(6,173)	6,814
Covenant not to compete	5 years	81	(19)	62
Acquired trademarks	5 years	262	(8)	254

Trademarks		430	—	430

Total		$27,091	$(14,689)	$12,402

	December 31, 2011
	Weighted Average	Gross Carrying	Accumulated	Net Carrying
	AmortizationPeriod	Amount	Amortization	Amount
Acquired technology	7 years	$9,276	$(8,268)	$1,008
Customer relationships	10 years	9,400	(5,446)	3,954
Covenant not to compete	5 years	51	(10)	41

Trademarks		430	—	430

Total		$19,157	$(13,724)	$5,433

As the functional currency of the Company’s foreign subsidiary, where certain intangible assets are recorded, is its local currency, there are related foreign currency translation adjustments. The foreign currency is translated into U.S. dollars using the exchange rate in effect at period end, with any adjustment included in other comprehensive income (loss).

Amortization expense of intangible assets was $463 and $251 for the three months ended September 30, 2012 and 2011, respectively, of which $145 and $42 is recorded in cost of revenues in the accompanying consolidated statements of operations for the three months ended September 30, 2012 and 2011, respectively. Amortization expense of intangible assets was $965 and $754 for the nine months ended September 30, 2012 and 2011, respectively, of which $229 and $126 is recorded in cost of revenues in the accompanying consolidated statements of operations for the nine months ended September 30, 2012 and 2011, respectively.

The Company estimates the following amortization expense related to its intangible assets for the years ended December 31:

2012 (remaining three months)	$574
2013	2,242
2014	2,023
2015	1,767
2016	1,602
Thereafter	3,764

$11,972

SciQuest, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(in thousands except per share amounts)

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

The following summarizes the activity of nonvested shares of restricted stock for the nine months ended September 30, 2012:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2012	63	$1.66
Issued	—	—
Vested	(34)	1.69

Nonvested at September 30, 2012	29	$1.57

In conjunction with the issuance of these restricted shares, subscription note agreements were executed for certain employees. The notes are payable in four annual payments due January 1 of each calendar year and bear interest at 6%. At September 30, 2012 and December 31, 2011, the balance outstanding for these subscription note agreements was $0.

Restricted stock awards are recognized in the consolidated statements of operations based on their fair values. As a result of the notes receivable being deemed nonrecourse for accounting purposes and other contractual provisions in the agreements, the related restricted stock grants are considered stock options for accounting purposes. Stock-based compensation expense of $19 and $36 was recorded during the three months ended September 30, 2012 and 2011, respectively, and $58 and $110 was recorded during the nine months ended September 30, 2012 and 2011, respectively, in connection with these restricted stock awards. The total unrecognized compensation cost related to nonvested shares of restricted stock is approximately $47 at September 30, 2012. This amount is expected to be recognized over a weighted-average period of 0.9 years.

On March 20, 2010, the Board of Directors authorized the forgiveness of the outstanding balance of the subscription note agreements issued by certain employees in connection with their previous purchases of the Company’s restricted stock. A total of $1,016 was forgiven, which included the outstanding principal note amount plus accrued but unpaid interest. The Company accounted for the forgiveness of the outstanding note balance as a modification of a stock option for accounting purposes. Accordingly, the Company measured incremental compensation expense of $746 in connection with this modification. Incremental compensation expense of $518 related to the vested shares of restricted stock was recognized immediately at the date of modification. Incremental compensation expense of $228 related to the unvested shares is being recognized as additional compensation expense over the remaining vesting period. During the three months ended September 30, 2012 and 2011, the Company recognized compensation expense of $8 and $22, respectively, and recognized $24 and $66 during the nine months ended September 30, 2012 and 2011, respectively, related to this modification.

On April 25, 2012 and July 31, 2012, the Company granted restricted stock units covering 19 and 9 shares of common stock, respectively, to certain individuals. Restricted stock units differ from restricted stock awards in that restricted stock units represent the

SciQuest, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(in thousands except per share amounts)

right to receive shares of common stock once such shares are vested and issuable in accordance with the terms of the restricted stock units. Once issued, such shares are not subject to further restrictions. The restricted stock units vest in their entirety on the first anniversary of the grant date, subject to continuous service during the vesting period. Once vested, 50% of the shares are issuable and 50% are deferred until service termination, though the individual may elect to defer all shares until service termination. Stock-based compensation expense related to these restricted stock units is recognized in the consolidated statements of operations based on the fair value of these awards, which is the grant date market value of the Company’s common stock. Stock-based compensation expense of $96 and $147 was recorded during the three and nine months ended September 30, 2012, respectively, in connection with these restricted stock units. The total unrecognized compensation cost related to these awards is approximately $284 at September 30, 2012. This amount is expected to be recognized over a weighted-average period of 0.7 years.

Stock Options

The Company also issues common stock options under the terms of the Plan. The following summarizes stock option activity for the nine months ended September 30, 2012:

	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value at September 30, 2012 (Unaudited)
Balance at January 1, 2012	1,323	$9.53	8.3	$6,864

Options granted	536	$14.88
Options exercised	(91)	$3.40
Options canceled	(118)	$15.10

Balance at September 30, 2012	1,650	$11.21	8.3	$11,531

Vested and expected to vest at September 30, 2012	1,457	$10.93	8.2	$11,092

Exercisable at September 30, 2012	685	$8.18	7.4	$6,868

The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying awards and the estimated fair value of the Company’s common stock at September 30, 2012 multiplied by the number of shares that would have been received by the option holders had all option holders exercised their options on September 30, 2012. The aggregate intrinsic value of options exercised during the three months ended September 30, 2012 and 2011 was $229 and $233, respectively. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2012 and 2011 was $888 and $1,698, respectively.

The total unrecognized compensation cost related to outstanding stock options is $8,482 at September 30, 2012. This amount is expected to be recognized over a weighted-average period of 3.0 years.

The following table summarizes information about stock options outstanding and exercisable at September 30, 2012:

	Options Outstanding at September 30, 2012			Options Exercisable at September 30, 2012
Range of Exercise Price	Number	Weighted-Average Remaining Contractual Life (Yrs.)	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
$ 0.08 — $ 0.14	49	2.9	$0.10	49	$0.10
$ 0.14 — $ 1.90	10	6.6	1.71	8	1.67
$ 2.04 — $ 8.18	397	7.0	3.16	296	2.93
$11.45 — $17.50	1,185	8.9	14.40	332	14.23
$17.73 — $18.10	9	9.8	17.85	—	—

Total	1,650	8.3	$11.21	685	$8.18

The fair value of common stock options for employees and non-employees is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:

	Nine Months Ended September 30,
	2012	2011
Estimated dividend yield	0%	0%
Expected stock price volatility	60.0 – 80.0%	80.0 – 90.0%
Weighted-average risk-free interest rate	0.8 – 1.5%	1.2 – 2.7%
Expected life of options (in years)	6.25	6.25

SciQuest, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(in thousands except per share amounts)

Stock-based compensation expense of $782 and $730 was recorded during the three months ended September 30, 2012 and 2011, respectively, and $2,221 and $1,588 was recorded during the nine months ended September 30, 2012 and 2011, respectively, related to the Company’s outstanding stock options. The weighted average grant date fair value per share for stock options granted in the nine months ended September 30, 2012 and 2011 was $9.23 and $10.71, respectively.

As discussed in Note 3, the Company recognized stock-based compensation expense of $366 and $367 in the accompanying consolidated statement of operations during the three months ended September 30, 2012 and 2011, respectively, and $1,100 and $1,099 during the nine months ended September 30, 2012 and 2011, respectively, related to the earn-out arrangement with certain former shareholders of AECsoft.

Employee Stock Purchase Plan

The Company adopted an Employee Stock Purchase Plan (the “Purchase Plan”) effective June 1, 2012. In order to qualify the Purchase Plan in accordance with the Internal Revenue Code of 1986, as amended, the Company’s stockholders must approve the Purchase Plan within 12 months following its commencement. The Company anticipates submitting the Purchase Plan to a vote of its stockholders at the 2013 annual meeting, which is expected to occur in April 2013. If the stockholders do not approve the Purchase Plan at the 2013 annual meeting, the Purchase Plan will be terminated and all contributions made by participants will be returned. Any person that is employed by the Company for the thirty day period immediately preceding the offering date in a given purchase period will be eligible to participate in the plan for that purchase period. Eligible employees can contribute up to 10% of their gross earnings for each pay period, up to a maximum of $25,000 for any calendar year. The initial offering period that commenced on June 1, 2012 is a period of 12 months, and thereafter six month offering periods begin on December 1 and June 1 of each year. During the offering period eligible employees may elect to purchase shares of the Company’s common stock according to the terms of the offering. The per share purchase price is equal to the lessor of 85% of the fair market value of the Company’s common stock on the offering date or 85% of the fair market value of the Company’s common stock on the purchase date. As of September 30, 2012, 1,000,000 shares of common stock were available for issuance to participating employees under the Purchase Plan. During the three and nine months ended September 30, 2012, the Company recognized stock-based compensation expense of $44 and $59, respectively, related to the Purchase Plan.

The fair value of stock purchase rights granted under the Purchase Plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:

Nine Months Ended September 30, 2012
Estimated dividend yield	0%
Expected stock price volatility	57.3%
Weighted-average risk-free interest rate	0.17%
Expected life of options (in years)	1

9.	Income Taxes

The Company computes its provision for income taxes by applying the estimated annual effective tax rate, adjusted for any material items. The current year dilutive impact of the Company’s acquisitions, as well as the related additional amortization of acquired intangible assets and anticipated contingent payment, has resulted in expected pre-tax net loss for 2012, thereby reducing the Company’s effective tax rate from historical norms to (578)% and 23% for the three and nine months ended September 30, 2012. The Company anticipates incurring tax expense for the full year. The Company’s effective tax rate for the three and nine months ended September 30, 2011 was 49.4% and 48.4%, respectively, which was higher than the federal statutory rate of 34% primarily due to state income taxes and non-deductible expenses, including stock-based compensation, stock-based compensation associated with the earn-out arrangement and amortization of acquired intangible assets.

10.	Commitments and Contingencies

Legal Contingencies

From time to time, the Company is subject to legal proceedings and claims that arise in the ordinary course of business. The Company records an accrual for a contingency when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

SciQuest, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(in thousands except per share amounts)

In 2001, the Company was named as a defendant in several securities class action complaints filed in the United States District Court for the Southern District of New York originating from its December 1999 initial public offering. On January 9, 2012, this litigation was dismissed.

On January 31, 2012, a lawsuit alleging patent infringement was filed against the Company and certain customers and suppliers that participate in the SciQuest Supplier Network. On March 31, 2012, SciQuest, Inc. entered into a settlement agreement with the plaintiff. The settlement amount, which did not have a material adverse effect on the Company’s financial position, results of operations, or cash flows, is recorded in operating expenses in the accompanying consolidated statement of operations for the nine months ended September 30, 2012.

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

Acquisition

On October 1, 2012, the Company completed the acquisition of substantially all of the assets of Spend Radar LLC (“Spend Radar”), a leading provider of spend analysis solutions. The acquisition of Spend Radar adds cloud-based software for aggregating and analyzing data to the Company’s existing strategic procurement and supplier management solutions.

The purchase price consisted of $8,000 in cash and 113 shares of the Company’s common stock at a fair value of approximately $2,000. Additionally, up to $6,000 in cash may be paid and 85 shares of the Company’s common stock may be issued based on the successful achievement of certain performance targets and continued employment with the Company from the closing date to December 31, 2013.

The acquisition of Spend Radar occurred subsequent to September 30, 2012. Accordingly, the results of operations of the acquired entity are not included in the consolidated statements of operations of SciQuest, Inc. for the three and nine months ended September 30, 2012. The Company is currently in the process of determining the initial accounting for this acquisition.

Revolving Credit Facility

As of November 2, 2012, the Company established a $30,000 revolving credit facility which will be available for use until November 2, 2015. The revolving credit facility will be used for general corporate purposes. The facility consists of a $20,000 securities secured revolving credit facility and a $10,000 receivables secured revolving credit facility. The securities secured revolving credit facility and the receivables secured revolving credit facility bear interest equal to the BBA LIBOR Daily Floating Rate plus 0.75% and the BBA LIBOR Daily Floating Rate plus 1.50%, respectively. In addition, the Company pays a quarterly fee equal to 0.10% on any unused funds under the facility. As collateral for extension of credit under the facility, the Company and its domestic subsidiary granted security interests in substantially all of their assets, and the Company pledged the stock of its domestic subsidiary and 66% of the shares of one of its foreign subsidiaries.

SCIQUEST, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes that appear elsewhere in this report. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, assumptions and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in our Annual Report on Form 10-K under “Part II, Other Information—Item 1A, Risk Factors.” Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies and operations, financing plans, potential growth opportunities, potential market opportunities and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s plans, estimates, assumptions and beliefs only as of the date of this report. Except as required by law, we assume no obligation to update these forward-looking statements publicly or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

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

In August 2012, we acquired substantially all of the assets of Upside Software, Inc., or “Upside”, a leader in contract lifecycle management solutions. Upside’s technology has been incorporated into our product offering as our Contract Director product. The purchase price consisted of approximately $22.4 million in cash. The purchase price included $2.8 million in cash that was deposited in escrow to satisfy potential indemnification claims.

In January 2011, we acquired all of the capital stock of AECsoft USA, Inc., or “AECsoft”, which was a leading provider of supplier management and sourcing technology. AECsoft’s technology has been incorporated into our product offering as our Total Supplier Manager, Sourcing Director and Supplier Diversity Manager modules. The purchase price consisted of approximately $9 million in cash and 350,568 shares of our common stock. The issuance of 25,365 of these shares is subject to successful completion of certain performance targets under an earn-out arrangement with a former shareholder of AECsoft. Additionally, 299,838 shares of our common stock may be issued under an earn-out arrangement with the other former shareholders of AECsoft, based on successful achievement of such performance targets over the next three fiscal years and continued employment with us. These shares are being recognized as compensation expense in the consolidated statement of operations over the requisite service period of the award. The performance conditions originally related primarily to the amount of revenue we recognize from AECsoft’s products and services during each of 2011, 2012 and 2013. In October 2011, we agreed with certain of the former AECsoft shareholders to remove their revenue-based conditions and add certain other conditions. The performance conditions for 2011 were met in full, and we issued 121,951 shares of common stock on April 14, 2012. If the performance conditions are met in full in 2012 and 2013, we will issue 121,951 shares of common stock on or about March 31, 2013 and 81,301 shares of common stock on or about March 31, 2014. The purchase price included $1.275 million in cash and 103,659 shares of common stock that have been deposited in escrow to satisfy potential indemnification claims, of which $1.052 million in cash and 85,544 shares of common stock remain as of September 30, 2012.

Subsequent to the period end, on October 1, 2012, we completed the acquisition of substantially all of the assets of Spend Radar LLC (“Spend Radar”), a leading provider of spend analysis solutions. Spend Radar’s technology has been incorporated into our product offering as the Spend & Performance Analysis solution. The purchase price consisted of $8 million in cash and 113,250 shares of our common stock at a fair value of approximately $2 million. Additionally, up to $6 million in cash may be paid and 84,938 shares of the Company’s common stock may be issued based on the successful achievement of certain performance targets and continued employment with the Company from the closing date to December 31, 2013.

Key Financial Terms and Metrics

We have several key financial terms and metrics. During the nine months ended September 30, 2012, there were no changes in the definitions of our key financial terms and metrics, which are discussed in more detail under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Terms and Metrics” included in our annual report on Form 10-K for the year ended December 31, 2011, which was filed with the Securities and Exchange Commission on February 24, 2012.

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

During the nine months ended September 30, 2012, there were no significant changes in our critical accounting policies or estimates. See Note 2 to our financial statements included elsewhere in this Quarterly Report on Form 10-Q and under the heading “Critical Accounting Policies” in our annual report on Form 10-K for the year ended December 31, 2011, which was filed with the Securities and Exchange Commission on February 24, 2012, for additional information regarding our critical accounting policies, as well as a description of our other significant accounting policies.

Results of Operations

The following table sets forth, for the periods indicated, our results of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenues	$17,173	$13,774	$46,761	$39,208
Cost of revenues (1) (2)	5,343	3,560	13,929	9,521

Gross profit	11,830	10,214	32,832	29,687

Operating expenses: (1)
Research and development	4,734	3,001	10,905	8,670
Sales and marketing	4,073	3,396	12,188	10,815
General and administrative	2,835	2,107	8,006	6,220
Amortization of intangible assets	318	209	736	628

Total operating expenses	11,960	8,713	31,835	26,333

(Loss) Income from operations	(130)	1,501	997	3,354
Interest and other (expense) income, net	(19)	(1)	34	56

(Loss) income before income taxes	(149)	1,500	1,031	3,410
Income tax benefit (expense)	862	(741)	235	(1,651)

Net income	$713	$759	$1,266	$1,759

(1)	Amounts include stock-based compensation expense, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Cost of revenues	$109	$105	$191	$213
Research and development	274	279	773	794
Sales and marketing	359	295	1,009	854
General and administrative	573	476	1,636	1,002

	$1,315	$1,155	$3,609	$2,863

(2)	Cost of revenues includes amortization of capitalized software development costs of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Amortization of capitalized software development costs	$299	$105	$641	$271
Amortization of acquired software	145	42	229	126

	$444	$147	$870	$397

The following table sets forth, for the periods indicated, our results of operations expressed as a percentage of revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenues	100%	100%	100%	100%
Cost of revenues (1) (2)	31	26	30	24

Gross profit	69	74	70	76

Operating expenses: (1)
Research and development	28	22	23	22
Sales and marketing	24	25	26	27
General and administrative	16	15	17	16
Amortization of intangible assets	2	1	2	2

Total operating expenses	70	63	68	67

Income from operations	(1)	11	2	9

Interest and other income, net	—	—	—	—

Income before income taxes	(1)	11	2	9
Income tax expense	5	(5)	1	(4)

Net income	4%	6%	3%	5%

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Revenues. Revenues for the three months ended September 30, 2012 were $17.2 million, an increase of $3.4 million, or 25%, over revenues of $13.8 million for the three months ended September 30, 2011. The increase in revenues resulted primarily from the recognition of revenue for a full three-month period for the new customers added in, and subsequent to, the three months ended September 30, 2011, as well as the acquisition of Upside in August 2012.

Cost of Revenues. Cost of revenues for the three months ended September 30, 2012 was $5.3 million, an increase of $1.7 million, or 47%, over cost of revenues of $3.6 million for the three months ended September 30, 2011. As a percentage of revenues, cost of revenues increased to 31% for the three months ended September 30, 2012 from 26% from the three months ended September 30, 2011. The increase in dollar amount primarily resulted from a $1.3 million increase in employee-related costs attributable to our existing personnel and additional cost of revenue personnel, and a $0.2 million increase in amortization of capitalized software, and a $0.1 million increase in amortization of acquired software due to our acquisition of Upside. We had 184 full-time equivalents in our implementation services, supplier enablement services, customer support, and client partner organizations at September 30, 2012, of which 68 were added as part of our acquisition of Upside, compared to 110 full-time equivalents at September 30, 2011.

Research and Development Expenses. Research and development expenses for the three months ended September 30, 2012 were $4.7 million, an increase of $1.7 million, or 57%, from research and development expenses of $3.0 million for the three months ended September 30, 2011. As a percentage of revenues, research and development expense increased to 27% for the three months ended September 30, 2012 from 22% for the three months ended September 30, 2011. The increase in dollar amount was due primarily to a $2.0 million increase in employee-related costs, and a $0.2 million increase in allocated overhead due to increases in leased square footage of office space, partially offset by a $0.6 million increase in capitalized software development costs. We had 167 full-time equivalents in our research and development organization at September 30, 2012, of which 63 were added as part of our acquisition of Upside, compared to 69 full-time equivalents at September 30, 2011.

Sales and Marketing Expenses. Sales and marketing expenses for the three months ended September 30, 2012 were $4.1 million, an increase of $0.7 million, or 21%, over sales and marketing expenses of $3.4 million for the three months ended September 30, 2011. As a percentage of revenues, sales and marketing expenses decreased to 24% for the three months ended September 30, 2012 from 25% for the three months ended September 30, 2011. The increase in dollar amount was due primarily to a $0.2 million increase in employee-related costs attributable to our existing personnel and additional sales and marketing personnel, a $0.1 million increase in stock-based compensation expense, a $0.1 million increase in amortized commission expense, and a $0.2 million increase in other sales and marketing spend. We had 70 full-time equivalents in our sales and marketing organization at September 30, 2012, of which 10 were added as part of our acquisition of Upside, compared to 51 full-time equivalents at September 30, 2011.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2012 were $2.8 million, an increase of $0.7 million, or 33%, over general and administrative expenses of $2.1 million for the three months ended September 30, 2011. As a percentage of revenues, general and administrative expenses increased to 16% for the three months ended September 30, 2012, from 15% for the three months ended September 30, 2011. The increase in dollar amount was primarily due to a $0.1 million increase in employee-related costs, attributable to our existing personnel and additional general and administrative personnel, $0.1 million increase in stock-based compensation expense, a $0.3 million increase in acquisition related costs attributable to our acquisition of Upside in August 2012, and a $0.2 million increase in other general and administrative spend. We had 24 full-time equivalents in our general and administrative organization at September 30, 2012, of which 2 were added as part of our acquisition of Upside, compared to 18 full-time equivalents at September 30, 2011.

Amortization of Intangible Assets. Amortization of intangible assets for the three months ended September 30, 2012 were $0.3 million, an increase of $0.1 million, or 50%, over amortization of intangible assets of $0.2 million for the three months ended September 30, 2011. As a percentage of revenues, amortization of intangible assets increased to 2% for the three months ended September 30, 2012, from 1% for the three months ended September 30, 2011. The increase in dollar amount was due to amortization attributable to intangible assets acquired in connection with our Upside acquisition in August 2012.

Income Tax Benefit (Expense). Income tax benefit for the three months ended September 30, 2012 was $0.9 million compared to income tax expense of ($0.7) million for the three months ended September 30, 2011. The change in income tax benefit (expense) was due to a difference in our pre-tax net (loss) income for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Revenues. Revenues for the nine months ended September 30, 2012 were $46.8 million, an increase of $7.6 million, or 19%, over revenues of $39.2 million for the nine months ended September 30, 2011. The increase in revenues resulted primarily from the recognition of revenue for a full nine-month period for the new customers added in, and subsequent to, the nine months ended September 30, 2011, as well as the acquisition of Upside in August 2012.

Cost of Revenues. Cost of revenues for the nine months ended September 30, 2012 was $13.9 million, an increase of $4.4 million, or 46%, over cost of revenues of $9.5 million for the nine months ended September 30, 2011. As a percentage of revenues, cost of revenues increased to 30% for the nine months ended September 30, 2012 from 24% from the nine months ended September 30, 2011. The increase in dollar amount primarily resulted from a $3.0 million increase in employee-related costs attributable to our existing personnel and additional cost of revenue personnel, a $0.4 million increase in amortization of capitalized software, a $0.1 million increase in amortization of acquired software due to our acquisition of Upside, a $0.4 million increase in allocated overhead due to increases in leased square footage of office space, and a $0.5 million increase in other spend. We had 184 full-time equivalents in our implementation services, supplier enablement services, customer support, and client partner organizations at September 30, 2012, of which 68 were added as part of our acquisition of Upside, compared to 110 full-time equivalents at September 30, 2011.

Research and Development Expenses. Research and development expenses for the nine months ended September 30, 2012 were $10.9 million, an increase of $2.2 million, or 25%, from research and development expenses of $8.7 million for the nine months ended September 30, 2011. As a percentage of revenues, research and development expense increased to 23% for the nine months ended September 30, 2012 from 22% for the nine months ended September 30, 2011. The increase in dollar amount was due primarily to a

$3.2 million increase in employee-related costs, a $0.3 million increase in allocated overhead due to increases in leased square footage of office space, and a $0.3 million increase in other research and development spend, partially offset by a $1.6 million increase in capitalized software development costs. We had 167 full-time equivalents in our research and development organization at September 30, 2012, of which 63 were added as part of our acquisition of Upside, compared to 69 full-time equivalents at September 30, 2011.

Sales and Marketing Expenses. Sales and marketing expenses for the nine months ended September 30, 2012 were $12.2 million, an increase of $1.4 million, or 13%, over sales and marketing expenses of $10.8 million for the nine months ended September 30, 2011. As a percentage of revenues, sales and marketing expenses decreased to 26% for the nine months ended September 30, 2012 from 28% for the nine months ended September 30, 2011. The increase in dollar amount was due primarily to a $0.5 million increase in employee-related costs attributable to our existing personnel and additional sales and marketing personnel, a $0.2 million increase in stock-based compensation expense, a $0.3 million increase in amortized commission expense, and a $0.3 million increase in other sales and marketing spend. We had 70 full-time equivalents in our sales and marketing organization at September 30, 2012, of which 10 were added as part of our acquisition of Upside, compared to 51 full-time equivalents at September 30, 2011.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2012 were $8.0 million, an increase of $1.8 million, or 29%, over general and administrative expenses of $6.2 million for the nine months ended September 30, 2011. As a percentage of revenues, general and administrative expenses increased to 17% for the nine months ended September 30, 2012, from 16% for the nine months ended September 30, 2011. The increase in dollar amount was primarily due to a $0.2 million increase in employee-related costs attributable to our existing personnel and additional general and administrative personnel, a $0.6 million increase in stock-based compensation expense, a $0.3 million increase in acquisition related costs attributable to our acquisition of Upside in August 2012, and a $0.6 million increase in other general and administrative spend. We had 24 full-time equivalents in our general and administrative organization at September 30, 2012, of which 2 were added as part of our acquisition of Upside, compared to 18 full-time equivalents at September 30, 2011.

Amortization of Intangible Assets. Amortization of intangible assets for the nine months ended September 30, 2012 were $0.7 million, an increase of $0.1 million, or 17%, over amortization of intangible assets of $0.6 million for the nine months ended September 30, 2011. As a percentage of revenues, amortization of intangible assets was 2% for both the nine months ended September 30, 2012 and 2011. The increase in dollar amount was due to amortization attributable to intangible assets acquired in connection with our Upside acquisition in August 2012.

Income Tax Benefit (Expense). Income tax benefit for the nine months ended September 30, 2012 was $0.2 million compared to income tax expense of ($1.7) million for the nine months ended September 30, 2011. The change was due to a difference in our pre-tax net income for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.

Liquidity

Net Cash Flows from Operating Activities

Net cash provided by operating activities was $13.8 million during the nine months ended September 30, 2012. The amount of our net cash provided by operating activities is primarily a result of the timing of cash payments from our customers, offset by the timing of our primary cash expenditures, which are employee salaries. The cash payments from our customers will fluctuate quarterly as our new business sales normally fluctuate quarterly, primarily due to the timing of client budget cycles, with the second and fourth quarters of each year generally having the most sales and the first and third quarters generally having fewer sales. The cash payments from customers are typically due annually on the anniversary date of the initial contract. The cash payments from customers were approximately $56 million during the nine months ended September 30, 2012. The cash payments to employees are typically ratable throughout the fiscal year, with the exception of annual incentive payments, which occur in the first quarter. The cash expenditures for employee salaries, including incentive payments, were approximately $27 million during the nine months ended September 30, 2012.

For the nine months ended September 30, 2012, net cash provided by operating activities of $13.8 million was primarily the result of $1.3 million of net income plus a $6.0 million decrease in accounts receivable, $3.6 million of stock-based compensation, and $2.7 million of depreciation and amortization, which does not include the impact of the upside acquisition.

For the nine months ended September 30, 2011, net cash provided by operating activities of $11.3 million was primarily the result of $1.8 million of net income plus a $3.7 million increase in deferred revenues, $2.9 million of stock-based compensation, $1.6 million of depreciation and amortization, and a $0.9 million decrease in deferred taxes, a $0.6 million decrease in accounts receivable, and a $0.4 million decrease in prepaid expenses, less a $0.6 million increase in deferred project costs, which does not include the impact of the AECsoft acquisition.

As of September 30, 2012, we had net operating loss carryforwards of approximately $182 million available to reduce future federal taxable income. In the future, we may fully utilize our available net operating loss carryforwards and would begin making income tax payments at that time. In addition, the limitations on utilizing net operating loss carryforwards and other minimum state taxes may also increase our overall tax obligations. We expect that if we generate taxable income and/or we are not allowed to use net operating loss carryforwards for federal/state income tax purposes, our cash generated from operations will be adequate to meet our income tax obligations.

Net Cash Flows from Investing Activities

For the nine months ended September 30, 2012, net cash used in investing activities was $8.2 million, consisting of the acquisition of Upside of $22.4 million, net maturities of $18.1 million of short-term investments, less various capital expenditures of $1.7 million and capitalization of $2.2 million of software development costs. In general, our capital expenditures are for our network infrastructure to support our increasing customer base and growth in new business and for internal use, such as equipment for our increasing employee headcount.

For the nine months ended September 30, 2011, net cash used in investing activities was $15.8 million, consisting of the acquisition of AECsoft, net of cash acquired, of $7.3 million, the net purchase of $7.1 million of short-term investments, various capital expenditures of $0.8 million and capitalization of $0.6 million of software development costs.

Net Cash Flows from Financing Activities

For the nine months ended September 30, 2012, net cash provided by financing activities was $0.3 million, representing proceeds from the exercise of common stock options.

For the nine months ended September 30, 2011, net cash provided by financing activities was $15.1 million, consisting primarily of $15.4 million in proceeds from our public offering net of underwriting costs, offset by $0.4 million expenditures for public offering costs.

Off-Balance Sheet Arrangements

As of September 30, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space, we do not engage in off-balance sheet financing arrangements. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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

Contractual and Commercial Commitment Summary

We have contractual obligations that require us to make future cash payments. On August 1, 2012, we acquired Upside Software and assumed its lease of 24,704 square feet through May 31, 2016. As a result, the contractual and commercial commitments that are discussed in more detail under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual and Commercial Commitment Summary” included in our annual report on Form 10-K for the year ended December 31, 2011, which was filed with the Securities and Exchange Commission on February 24, 2012 have been updated as follows:

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
			(In thousands)

Operating lease commitments	$7,146	$1,833	$3,264	$2,049	$—

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk.

We bill and receive payments from our customers predominately in U.S. dollars as well as make payments predominately in U.S. dollars. With the acquisition of Upside, the amount of payments received in Canadian dollars is expected to increase slightly while remaining an immaterial portion of total payments received, but the amount of payments made in Canadian dollars, primarily payroll, is expected to be a material portion of our total payments made. Given our limited exposure to foreign currencies, the relative stability of currency exchange rates between the U.S. dollar and the Canadian dollar and our ability to monitor a single exchange rate, we believe that our results of operations and cash flows are not materially subject to fluctuations due to changes in foreign currency exchange rates. If we further grow sales of our solution outside the United States or establish other operations outside the United States, we may become subject to greater risks with respect to changes in currency exchange rates.

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

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, an evaluation as of September 30, 2012 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2012, were effective for the purposes stated above.

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

Date: November 9, 2012