Form 10-K
period 2012-12-31
SCIQUEST INC
filed 2013-03-08
CIK 1082526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on the NASDAQ Global Market as of the last business day of its most recently completed second fiscal quarter was $400,992,309.

As of February 28, 2013, 22,562,356 shares of the registrant’s common stock, par value $0.001 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III — Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s 2012 fiscal year. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be a part of this report on Form 10-K.

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

PART I

ITEM 1. BUSINESS

Overview

We provide leading cloud-based business automation solutions for spend management that include:

•	procurement solutions that automate the source-to-settle process;

•	spend analysis solutions that cleanse and classify spend data to drive and measure cost savings;

•	supplier management solutions that integrate our customers with their suppliers;

•	contract lifecycle management solutions that automate the contract lifecycle from contract creation through maintenance; and

•	accounts payable solutions that automate the invoice processing and vendor payment processes.

Our solutions are designed to meet customer needs to reduce costs, simplify and improve visibility into key business processes, further strategic initiatives, enhance control over spending decisions and improve compliance and risk management. By simplifying and streamlining cumbersome, and often manual, processes and creating a comprehensive view of spending and compliance across the organization, organizations can identify and capitalize on opportunities to reduce costs by gaining control over suppliers, contracts, purchases and payments.

Our spend management solutions provide a significant return on investment for our customers by facilitating the reduction of spending on goods and services, enhancing visibility and control over spending decisions and practices as well as optimizing the efficiency of key business processes.

Our procurement, supplier management and accounts payable solutions utilize our managed SciQuest Supplier Network, which facilitates our customers doing business with many thousands of unique suppliers and spending billions of dollars annually. Unlike many other providers, we do not charge suppliers any fees for the use of our network in part because we believe many suppliers ultimately will pass on such costs to the customer. Our approach encourages suppliers to participate in the network and facilitates customers consolidating more of their spending through our solutions.

We deliver our cloud-based solutions using a Software-as-a-Service, or SaaS, model, which enables us to offer greater functionality, easier integration and improved reliability with less cost and risk to the organization than traditional on-premise solutions. Customers pay us subscription fees and implementation service fees for the use of our solutions under either multi-year contracts that are generally three to five years in length or one-year contracts with annual renewal provisions. Subscription payments are typically payable annually in advance. A portion of the implementation service fees are typically payable in advance with the remainder payable as the services are performed, usually within the first three to eight months of contract execution.

As of December 31, 2012, we served 428 customers, excluding customers that spend less than $10,000 per year with us. Our revenues have grown to $66.5 million in 2012 from $42.5 million in 2010, and our Adjusted Free Cash Flow increased to $15.7 million in 2012 from $10.6 million in 2010 (Adjusted Free Cash Flow is not determined in accordance with GAAP and is not a substitute for or superior to financial measures determined in accordance with GAAP; for further discussion regarding Adjusted Free Cash Flow and a reconciliation of Adjusted Free Cash Flow to cash flows from operations, see footnote 4 to the table in “Part II, Item 6, Selected Financial Data” included elsewhere in this Report). No customer accounted for more than 10% of our revenues during 2010, 2011 or 2012. Our high customer retention, combined with our long-term contracts, increases the visibility and predictability of our revenues compared with traditional perpetual license-based software businesses. Through 2012, we have achieved 30 consecutive quarters of revenue growth.

Company Background

In 2001, we began developing and marketing our procurement solutions. We initially acquired a critical mass of customers in the higher education and life sciences vertical markets and selectively expanded to serve the healthcare and state and local government markets. In 2010, we completed an initial public offering of our common stock. In 2011, we acquired all of the capital stock of AECsoft USA, Inc., or “AECsoft”, a leading provider of supplier management and sourcing solutions. In 2012, we acquired substantially all of the assets of Upside Software, Inc., or “Upside”, a leading provider of contract lifecycle management solutions, and substantially all of the assets of Spend Radar LLC, or “Spend Radar”, a leading provider of spend analysis solutions.

Due to our historical focus on vertical markets, we have a relatively high concentration of higher education, life sciences, healthcare and state and local government customers. But a significant number of our customers now span the general commercial market as a result of our acquisitions as well as our own marketing efforts. We currently market our solutions across the entire addressable market for spend management solutions.

Industry Background

Spend Management

Spend management is the method by which organizations control and optimize their spending and spending-related processes to improve their financial results. A comprehensive approach to spend management requires a provider to address multiple unique business processes in order to identify and realize cost savings, including procurement, spend analysis, supplier management, contract lifecycle management and accounts payable.

We believe that the market for spend management solutions is fragmented among relatively small specialty vendors offering point solutions that address certain aspects of spend management, large enterprise resource planning, or ERP, vendors and internally developed and maintained solutions.

Procurement. The procurement process for goods and services is often not well-managed or controlled. As a result, many purchases are not made from the available preferred suppliers and/or purchases are conducted “off-contract,” a behavior sometimes referred to as “maverick spending.” Buyers generally follow a sequential set of processes, referred to as the “source-to-settle” cycle, which is comprised of the following steps:

•	identify which suppliers have the required goods and services;

•	negotiate purchasing or contractual relationships;

•	establish a mechanism to transact business;

•	find, compare, approve and order the necessary goods and services; and

•	receive, inspect and pay for the goods and services.

Traditionally, procurement organizations and employees have relied on manual, paper-based processes to procure goods and services, resulting in inaccuracies, inefficiencies, poor control and reduced user productivity. Automated processes can provide procurement departments with greater visibility and control over purchasing, maverick spending and the ability to realize cost-savings by negotiating price discounts and driving spend to lower priced goods. According to Gartner, the procurement software market is forecast to grow at an average annual growth rate of 10% to $4.0 billion in 2016.

Spend Analysis. In the course of their procurement activities, organizations typically generate large amounts of spend data, the analysis of which is essential in order to identify spending patterns and savings opportunities. This spend data, however, is typically derived from a variety of sources in different formats, which is then extremely complex to collect, cleanse and classify. Many organizations are dependent upon manual processes to extract this spend data from multiple sources and to compile it within spreadsheets that provide minimal analytic capabilities. The resulting information is often incomplete, inaccurate and insufficient to conduct meaningful spend analysis. With complete spend data that is accurately classified, organizations are capable of identifying targets for improved contracted pricing, identifying non-compliant purchasing behavior, verifying supplier compliance with contract terms and measuring effectiveness of ongoing strategic sourcing initiatives.

Supplier Management. Organizations often have difficulties in managing the large number of suppliers upon which they are dependent. Typically, many departments in an organization work with the same supplier but have separate interactions independent from each other and have limited resources to manage these suppliers. This often results in duplication of efforts, inaccurate and fragmented supplier records spread across multiple, disconnected systems, inconsistent or non-existent processes to on-board new suppliers and lack of visibility into supplier performance, risk exposures and financial metrics. By managing supplier information and interaction centrally, the organization can reduce costs through more focused buying power, increased competition among its suppliers, greater collaboration with suppliers, greater visibility and control over supply chain risk and better management of supply chain performance. According to AMR Research, managing supplier information manually can cost up to $1,000 per supplier on an annual basis but can be reduced to less than $150 per supplier by implementing technology solutions.

Contract Lifecycle Management. The process of creating and managing contracts, known as contract lifecycle management, is largely a manual and disjointed function in many organizations that involves disparate departments in the organization, such as procurement, legal, sales and finance. This can result in significant inefficiencies and limitations, such as cumbersome contract creation, negotiation and approval processes, greater risk of contract errors, the inability to effectively enforce contracting policies, the inability to easily track contract requirements, milestones, expirations or renewals and the inability to measure contract performance, difficulty in enforcing internal contracting policies. By streamlining contract processes, reducing contract inaccuracies and improving contract compliance, organizations can reduce costs and liability risks.

Accounts Payable. Historically, accounts payable processes have been highly manual and inefficient. According to the Aberdeen Group, processing paper invoices from receipt to payment, on average, costs $16.67 per invoice with a processing time of 16 days and only an 18% capture rate for available early payment discounts. Inefficient accounts payable processes can lead to late payment penalties due to lengthy invoice processing cycle times, duplicate or incorrect payments due to manual data entry errors, the inability to capitalize on prompt payment discounts, lack of visibility into outstanding liabilities and increased supply chain risks due to frustrated suppliers. Technology solutions to automate accounts payable processes enable organizations to reduce invoice processing errors, late payment penalties, duplicate payments and overpayments as well as realize prompt payment discounts. Through automation, organizations can also reduce the number of employees dedicated to the accounts payable function and redirect them to more strategic roles.

Business Automation Efforts

Efforts to automate these functions initially consisted of add-on modules to ERP systems and first generation systems. While these systems provide some business automation benefits, most have limited effectiveness, because they are implemented on-premise and lack managed service capabilities to enable suppliers. Many of these systems are also point solutions that only address a single aspect of spend management and do not offer a comprehensive approach.

The introduction of SaaS-based spend management solutions within the past few years has enabled commercial transactions and other business processes to be conducted online more efficiently. These systems provide better access both within an organization and suppliers and other third parties and offer lower implementation and ongoing maintenance and upgrade costs. We believe there is a substantial market for focused, easy-to-use solutions that establish and maintain strong and efficient commercial relationships between organizations and their suppliers and other third parties.

Our Solutions

We provide leading cloud-based business automation solutions for spend management that include:

•	procurement solutions that automate the source-to-settle process;

•	spend analysis solutions that cleanse and classify spend data to drive and measure cost savings;

•	supplier management solutions that integrate our customers with their suppliers;

•	contract lifecycle management solutions that automate the contract lifecycle from contract creation through maintenance; and

•	accounts payable solutions that automate the invoice processing and vendor payment processes.

Our solutions are designed to meet customer needs to reduce costs, simplify and improve visibility into key business processes, further strategic initiatives, enhance control over spending decisions and improve compliance and risk management. By simplifying and streamlining cumbersome, and often manual, processes and creating a comprehensive view of spending and compliance across the organization, organizations can identify and capitalize on opportunities to reduce costs by gaining control over suppliers, contracts, purchases and payments. Our procurement, supplier management and accounts payable solutions utilize our managed SciQuest Supplier Network, which facilitates our customers doing business with many thousands of unique suppliers and spending billions of dollars annually. We deliver our cloud-based solutions using a Software-as-a-Service, or SaaS, model, which enables us to offer greater functionality, easier integration and improved reliability with less cost and risk to the organization than traditional on-premise solutions.

Our solutions provide a significant return on investment for our customers through the following key benefits:

•	Reduce spending on goods and services. SciQuest solutions ultimately help customers reduce their spend through organization-wide transparency, automation, compliance and analysis. Our procurement solution enable organizations to realize the benefits of spend management by identifying and establishing contracts with preferred suppliers, negotiating pricing discounts, driving spend to those preferred contracts and promoting process efficiencies through electronic transactions. Our contract lifecyle management solution facilitates more effective contract negotiation and compliance that can result in better contract terms. Our accounts payable solution can help organizations better manage and realize prompt payment discounts and avoid late payment penalties. As a result, customers are able to achieve significant savings associated with its purchasing activities.

•	Enhanced visibility and control. SciQuest solutions provide greater visibility into, and control over, the management of suppliers, contracts, purchases and payments to help customers identify savings opportunities and manage risk. Our procurement and spend analysis solutions provide granular detail into user spending behavior and provides detailed analytics that allow organizations to continually improve their purchasing practices. Our supplier information management solution provide customers with greater insight into their supplier base by identifying supplier data and qualities that may impact purchasing decisions, including supplier capabilities and diversity qualifications. Our contract lifecycle management solution provides greater visibility into contract negotiation and compliance, enabling risk reduction and greater control over contractual rights and obligations. Our accounts payable solution provides greater visibility with respect to outstanding liabilities and available payment discounts.

•	Optimize efficiency. SciQuest solutions deliver sustainable value through process transformation that reduces complexity, eliminates waste and errors and promotes ease of use. By automating cumbersome and time-consuming procurement, supplier management, contracting and accounts payable processes, organizations can reduce processing costs, increase cycle times and redirect personnel to more valuable activities.

Business Strengths and Success Factors

We believe that there are a number of characteristics that have facilitated our growth, including:

•	Large and growing addressable market. According to Gartner, the procurement software market, which is a subset of the spend management market, is forecast to grow at an average annual growth rate of 10% to $4.0 billion in 2016. We believe that this large and growing market presents a significant opportunity to continue to accelerate our revenue growth.

•	Leading provider of spend management software with differentiated cloud-based platform. We believe that we are uniquely positioned as a full suite provider of cloud based spend management solutions as compared to large full-suite and ERP providers that primarily implement their products on-premise or specialty providers that address only certain aspects of spend management, though we also offer our products individually as point solutions. We have been providing cloud-based solutions since 2001, and our non-services revenue is primarily derived from software based on a SaaS delivery model. As a result, we have made significant investment in our cloud-based platform, which enables us to offer greater functionality, easier integration and improved reliability with less cost and risk to the customer than traditional on-premise solutions. We have five issued U.S. patents and 10 pending U.S. patent applications covering our products.

•	Unique supplier network that encourages supplier participation. Through the SciQuest Supplier Network, we have built a critical mass of suppliers that enables efficient and automated transaction interactions for our customers. Unlike many other providers, we charge our customers for each of their suppliers who they choose to integrate into our supplier network rather than charging suppliers any fees for the use of our network. This approach encourages suppliers to participate in the network and facilitates customers consolidating more of their spending through our solutions. Upon signing of a new customer, we seek to add that customer’s suppliers to our supplier network. Therefore, to the extent that a customer’s suppliers are already on our supplier network, our costs to enable these suppliers are reduced, allowing us to benefit from improved operating margins and other economies of scale. We believe that the SciQuest Supplier Network and the large number of suppliers who currently participate in it is a significant competitive advantage over potential competitors who do not have a robust supplier network.

•	Focus on customer value. Delivering value to our customers is at the core of our business philosophy. We focus extensively on ensuring that customers achieve a demonstrated return on investment from our solutions, and we proactively engage with our customers to continually improve our software and services. To this end, our customers are partnered with a member of our client partner organization that proactively assists that customer to maximize its return on investment and related benefits from their implementation of our solutions. Our value proposition and high customer satisfaction rates have led to an average annual customer renewal rate, on a net dollar basis, excluding upsells of additional products, of near 100% over the last several fiscal years. Customer referrals historically have been a significant source of new business that has contributed to our growth.

•	High visibility business model. Our customers pay us subscription fees and implementation service fees for the use of our solutions under either multi-year contracts that are generally three to five years in length or one-year contracts with annual renewal provisions. In each case, we typically receive cash payments annually in advance. The recurring nature of our revenues provides high visibility into future performance, and the upfront payments result in cash flow generation in advance of revenue recognition. For each of the last three years, greater than 80% of our revenues were recognized from contracts that were in place at the beginning of the year.

•	Maximize long-term customer revenue. A key aspect of our SaaS business model is to maximize the recurring revenue stream from each customer through price increases upon renewal and the sale of new products, which result in increased annual subscription fees and additional implementation service fees. In 2011 and 2012, approximately 26% and 36%, respectively, of new sales consisted of sales of additional products with services to existing customers. By adding our spend analysis, contract lifecyle management and accounts payable products in 2012 and our supplier management products in 2011 to our product suite that we can sell into our installed customer base, we have enhanced our ability to increase our current revenue streams.

Our Growth Strategy

We seek to become the leading provider of business automation solutions for spend management. Our key strategic initiatives include:

•	Broaden our market focus. We have recently broadened our market focus beyond our historical vertical markets, and we now have a significant number of customers spanning the general commercial market as a result of our acquisitions as well as our own marketing efforts. We believe the general commercial market represents a significant market opportunity for our solutions, and we intend to continue marketing our solutions across the entire addressable market for spend management solutions.

•	Invest in new and current products. We have invested, and will continue to invest, significantly in the development of new products to expand our market presence and the features and functionality of our existing products to enhance their marketability. In 2011, we added our supplier management solutions, while in 2012 we added our spend analysis, contract lifecycle management and accounts payable solutions. We believe that investing in our product portfolio will continue to drive sales to new and existing customers. We may pursue such expansion through internal product development or strategic acquisitions.

•	Capitalize on cross-selling opportunities into our installed customer base. As of December 31, 2012, our solutions were being used by 428 customers, excluding customers that spend less than $10,000 per year with us, and most of these customers do not currently utilize all, or even a majority, of our solutions. Our existing customer base provides us with a significant opportunity to sell additional products, including new products that we develop or acquire. For the years ended December 31, 2011 and 2012, approximately 26% and 36%, respectively, of new sales have consisted of sales of additional products with services to existing customers. In addition to marketing our existing products, we also plan to develop and/or acquire additional products to sell to our existing customers by leveraging our position as a trusted spend management solution vendor.

•	Selectively pursuing acquisitions. We may pursue acquisitions of businesses, technologies and solutions that complement our existing offerings in an effort to accelerate our growth, enhance the capabilities of our existing solutions and/or broaden our solution offerings. For example, in 2011, we acquired AECsoft, a leading provider of supplier management and sourcing technology, and in 2012 we acquired Upside, a leading provider of contract lifecycle management solutions, and Spend Radar, a leading provider of spend analysis solutions. We also may pursue acquisitions that allow us to expand into new markets or geographies where we do not have a significant presence.

•	Invest in international expansion to acquire new customers. We believe that the market outside the United States offers us significant growth potential. Our past international growth has been primarily incremental through leveraging sales to multinational organizations with operations in the United States and our acquisition of Upside Software in Canada. We intend to accelerate our international expansion through our direct sales force and by establishing additional third-party sales relationships in an effort to leverage our leadership position and reputation as a leading provider of spend management solutions to organizations with global operations.

Our Products and Services

Our solutions automate business processes that are essential to spend management. We provide our solutions on-demand over the Internet using a SaaS model, which enables us to offer greater functionality, integration and reliability with less cost and risk than traditional on-premise solutions. We continue to evolve our solutions based on our interaction with our customers around the world.

Our solutions are priced based primarily on the products purchased and the size of the organization. Sales vary between multi-product sales and single-product sales. Our total subscription fees over a three to five year term of the subscription agreement for sales of single products typically range from $60,000 to $500,000 ($20,000 to $100,000 per year) while a multi-product sale range can typically range from $450,000 to $1.5 million ($150,000 to $300,000 per year). Our typical one-time implementation service fees are generally equivalent to one year of license fees. Generally, customers are not charged based on the number of users or transaction volume, which encourages organizations to maximize the number of employees using our solutions, resulting in enhanced efficiencies and customer satisfaction.

The following diagram provides an overview of our solutions:

Our cloud-based spend management solutions provides customers with a set of products and services that enable them to automate key business processes. These integrated products allow our customers to more efficiently communicate and transact with their suppliers and better manage their spending.

Our software suite optimizes processes to reduce costs, improve productivity and increase visibility for enterprise spend management. The individual products within our solutions can be deployed together or separately and integrate with many leading ERP systems.

The following is an overview of the products comprising our solutions:

Procurement Solution

Spend Director Enterprise:

•	A one-stop marketplace for all goods and services;

•	Familiar e-commerce shopping cart functionality;

•	Preferred positioning for suppliers to promote best contracts or other spending priorities;

•	Budget and spend tracking by contract;

•	Contract price validation;

•	Supplier portal for all enabled suppliers; and

•	Spend, cycle time and site usage reporting and dashboard.

Sourcing Director:

•	Expedite bid creation, addendum, extension and distribution process for RFxs;

•	Conduct reverse auctions;

•	Self-service supplier portal for registration, event alerting and participation;

•	Analyze bid events with side-by-side and scenario analysis; and

•	RFx template library to create efficiencies.

Requisition Manager:

•	Create and submit requisitions electronically;

•	Preview approval workflow and track requisitions online;

•	Route requisitions electronically based on any requisition attribute;

•	Providebuyers and managers flexible approval options and 24/7 remote access; and

•	Analyze requisition data to identify savings opportunities and audit contract compliance.

Order Manager:

•	Exchange purchase documents electronically and securely with suppliers;

•	Manage purchase documents automatically, eliminating paper processes;

•	Communicate order status to requisitioners electronically;

•	Track order status automatically with participating suppliers; and

•	Analyze order data to identify savings opportunities.

Enterprise Reagent Manager:

•	One-stop chemical reagent shopping;

•	Integrated, automated purchasing and receipt;

•	Enforced health and safety compliance;

•	Reduced material and disposal costs; and

•	Configurable inventory and operations reporting.

Spend Analysis Solution

Spend Radar Data Manager:

•	Collect organization-wide spend and spend-related data in one central database;

•	Cleanse organization-wide spend and spend-related data to improve accuracy and ease of analysis;

•	Classify organization-wide spend and spend-related data to analyze and report on true and accurate totals; and

•	Refresh data analysis on an ongoing basis according to customer specifications.

Spend Radar Refresh Manager:

•	Permits customer to conduct refreshes of spend analysis data after initial classification;

•	Manages and maintains changes to supplier groupings and structure; and

•	Updates spend data classifications.

Spend Radar Reporting and Analysis:

•	Integrated with Spend Radar Data Manager;

•	Provides analysis and reporting of spend data through both standard and custom reports;

•	Visual, interactive reports that simplify complex analysis; and

•	Ability to export spend data to Excel, PowerPoint, PDF or CSV.

Supplier Information Management Solution

Total Supplier Manager:

•	Centralized repository of entire supplier base;

•	Pre-qualification process to provide insight into supplier capabilities during initial registration process;

•	Automate on-boarding supplier setup processes for payables;

•	Manage collection, validation and renewal requirements of risk-related documentation through supplier vetting process;

•	Monitor and assess supplier performance through the supplier scorecard;

•	Diversity certification tracking and verification and 2nd tier reporting; and

•	Collect, review and manage supplier compliance and sustainability information.

Contract Lifecyle Management Solution

Contract Director:

•	Supports all contract types, including procurement, sales, manufacturer, distributor and others;

•	Contract authoring supported by a guided ‘wizard’-like process;

•	Template and clause library to support central management of standard contract terms and conditions;

•	Flexible workflow approvals and editing rights;

•	Central contract repository with alerting and compliance monitoring for amendments, renewals and milestones; and

•	Supports electronic signatures.

Accounts Payable Solution

AP Director:

•	Completely electronic invoicing through cXML or EDI eInvoicing, portal invoicing and OCR outsourcing capabilities;

•	Automated, intuitive receiving to minimize the risk of goods not received, damaged or returned;

•	Flexible two-way or three-way matching of invoices, purchase orders and contracts customizable to customer requirements;

•	Accelerated invoice approval;

•	Reduced labor-intensive vendor support through a comprehensive supplier self-service portal; and

•	Standard reports for review, analysis and management of invoice exceptions and performance.

SciQuest Supplier Network

The SciQuest Supplier Network is a SaaS communications hub that enables efficient and automated transaction interactions between our customers and their suppliers through our procurement, accounts payable and supplier management solutions. It is the single integration point between our customers and their suppliers that provides customers with comprehensive and up-to-date supplier information, including supplier catalogs. By utilizing the SciQuest Supplier Network, our customers and their suppliers can connect in a hub-and-spoke configuration versus a one-to-one configuration, dramatically reducing the cost of integration. The SciQuest Supplier Network also provides customers with the infrastructure to add additional suppliers as needed. By creating a tight connection between customer and their key suppliers, the SciQuest Supplier Network is an important contributing factor to our high customer retention. In addition, we believe that the SciQuest Supplier Network and the large number of suppliers who currently participate in it is a significant competitive advantage over potential competitors who do not have a robust supplier network.

Our Service Offerings

We offer our customers a number of services, some of which are included as part of their annual subscription fee and others, such as implementation services, are billed separately.

Client Partners. Our client partner organization proactively assists customers to maximize the benefit from their SciQuest solutions. Our customers are partnered with a member of our client partner organization, who monitors the customer’s utilization of our solutions and tracks performance metrics. Our client partners can identify underuse of the solutions within the organization and proactively assist customers to better integrate our solutions into their processes. Client partners also promote best practices for maximizing the value of our solutions throughout our customer base.

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

Implementation Services. Our client delivery organization is responsible for implementing and deploying our solutions with customers. These services are designed primarily to enhance the usability of the software for our customers and to assist them with configuration, integration, training and change management. Our implementation services include analyzing a customer’s current processes, identifying specific high-value needs, configuring our software products to the customer’s specific business and providing guidance on implementing and reinforcing best practices. In order to provide reliable, repeatable and cost-effective implementation and use of our products, we have developed a standard methodology to deliver implementation services that is milestone-based and emphasizes early knowledge transfer and solution usage. We develop project requirements based on the customer’s specific needs and set objective project goals, such as usage levels, in order to measure success. Successful implementation projects can be critical to maintaining our high customer satisfaction rates and can also lower support costs.

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

Spend Classification Services. While customers can use our spend analysis products to collect, cleanse and classify their spend data themselves, we also offer solution consultants who collect, cleanse and classify spend data on behalf of the customer. Following the initial classification, our spend analysis organization can perform periodic refreshes of the spend data or the customer can utilize our Spend Radar Refresh Manager product for ongoing management and maintenance of the spend data. Most customers will rely upon our services organization to perform the initial data classification and then utilize them for ongoing management and maintenance to varying degrees.

Customers

As of December 31, 2012, we served 428 customers, excluding customers that spend less than $10,000 per year with us. In 2010, 2011 and 2012, substantially all of our revenues were derived from customers in the United States or United States-based multinational companies. No customer accounted for more than 10% of our total revenues in 2010, 2011 and 2012. Our ten largest customers accounted for no more than 25%, 20% and 15% of our total revenues in 2010, 2011 or 2012, respectively. Our value proposition has led to an average annual customer renewal rate, on a net dollar basis, of near 100% over the last several fiscal years. We do not include the sales of new products to our renewal customers in determining our dollar-based renewal rate.

Due to our historical focus on vertical markets, we have a relatively high concentration of higher education, life sciences, healthcare and state and local government customers. But a significant number of our customers now span the general commercial market as a result of our acquisitions as well as our own marketing efforts. We currently market our solutions across the entire addressable market for spend management solutions.

Sales and Marketing

We market and sell our solutions through a direct sales force, which represents the largest source of our total revenues. Our sales force is generally organized by market, including general commercial, higher education, healthcare and state and local government, as well as by region and in some cases product line.

We supplement our direct sales efforts with strategic partner relationships principally in order to increase market awareness and generate sales leads. Our strategic partners generally consist of suppliers, ERP providers, consulting firms, technology providers and purchasing consultants and consortia. The relationships include referral and re-seller relationships. We have a business development group within our sales organization to manage these relationships.

Our marketing efforts focus on increasing awareness of our brand and products, establishing SciQuest as a thought leader for spend management and generating qualified sales leads. Our principal marketing initiatives target key executives and decision makers within our existing and prospective customer base and include sponsorship of, and participation in, industry events including user conferences, trade shows and webinars. Many sales opportunities are generated by referrals from existing customers. We also participate in cooperative marketing efforts with our strategic partners and other providers of complementary services or technology.

As of December 31, 2012, our sales and marketing organization consisted of 70 employees.

We also conduct NextLevel, an annual event that brings the spend management community, including industry experts, thought leaders and suppliers, together to discuss the latest thinking, newest strategies and most innovative solutions. The 2013 NextLevel conference was attended by over 650 customers, prospects, suppliers, partners and other attendees.

Our new business sales normally fluctuate as a result of seasonal variations in our business, principally due to the timing of client budget cycles. Historically, we have had lower new sales in our first and third quarters than in the remainder of our year. As we continue to expand our product portfolio and market focus, we believe that our historical seasonality will lessen in future periods.

Competition

The market for spend management solutions is competitive, rapidly evolving and subject to changes in technology. We compete primarily with relatively small specialty software vendors, large ERP vendors and internally developed and maintained solutions. Our current principal competitors include:

•	Specialty vendors or niche providers that compete with one or more or our solutions, including Aravo, Basware, BravoSolution, Coupa, Emptoris, GXS, Hubwoo, Iasta, OB10, Perfect Commerce, Periscope, Rearden Commerce, Xign, Selectica and Zycus; and

•	Enterprise software application vendors, including SAP AG, Oracle and Lawson.

We believe the principal competitive factors in our industry include the following:

•	breadth, depth and configurability of the solution;

•	brand name recognition;

•	ability to meet a customer’s functional requirements and provide relevant content;

•	cloud-based software delivery model;

•	managed network and supplier services;

•	price;

•	ease and speed of implementation and use;

•	measurability of results, demonstrable return-on-investment and perceived value;

•	satisfaction of customer base; and

•	performance and reliability of the software.

We believe we compete favorably with our competitors on the basis of these factors. However, some of our existing and potential competitors have greater financial resources, longer operating histories and more name recognition. We may face future competition in our markets from other large, established companies, as well as emerging companies.

Technology

Our product suite is primarily cloud-based, requiring only a standard Web browser and access to the Internet, with no behind-the-firewall components. We also have two specialty inventory management products that are deployed behind the customer’s firewall, and our contract lifecyle management product is available to be deployed behind the firewall as well.

Our procurement and accounts payable products operate in a multi-tenant, on-demand applications environment using Java-based application code, IBM’s DB2 database management system, and an open source operating environment. Our supplier management, sourcing and contract lifecycle management products operate in a multi-tenant, on-demand applications environment utilizing Microsoft.Net architecture and SQL Server database management system. Our spend analysis products operate in a multi-tenant, on-demand applications environment utilizing Microsoft architecture and Oracle database management system.

The single code-base for each product supports thousands of users and delivers robust, scalable, secure solutions for customers. Our solutions have multiple layers of security, with all production operating systems protected against unauthorized access, sensitive data encrypted, all network/firewall devices actively monitored and updated, and user authentication required for system access.

We use commercially available operating, application and database management systems. We support key industry standards and have an overall technology architecture that is highly redundant and designed to be highly available, while supporting rapid development and deployment of new releases. We have implemented standard practices in the areas of development, deployment, production control, administration and monitoring.

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

We generally own and administer all of our hosted production servers and web site hardware, which physically reside in tier-1 data center hosting facilities. Our primary data center facilities offers physical security, redundant power systems, and multiple OC3 internet network connections and are located in Durham, North Carolina and Houston, Texas. We also have a fully redundant, disaster recovery platform in a data center in Scottsdale, Arizona which is automatically synchronized with the primary systems.

Product Development

Our product development organization is responsible for the design, development and testing of our software. Our current product development efforts are focused on maintenance and enhancements of existing products as well as development of new products.

Our development teams follow an agile Scrum methodology, which allows for a tight feedback loop. Our customer community provides extensive input that we incorporate into our products through regular reviews and demonstration-based focus groups. Typically, our product development organization will conduct four to six focus groups and 30 to 40 customer interviews during a release cycle and works closely with our implementation and customer support organization.

As of December 31, 2012, our product development organization consisted of 191 employees.

Our research and development expenses were $8.4 million, $11.2 million and $17.2 million in 2010, 2011 and 2012, respectively.

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

We have five issued U.S. patents (one of which expires in 2023, two of which expire in 2028 and two of which expire in 2029) and 10 pending U.S. patent applications. We have no foreign patents or patent applications. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims.

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

Employees

As of December 31, 2012, we had 479 full-time employees. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

Our risks are described in detail below; however, the more significant risks we face include the following:

•	if we are unable to attract new customers, or if our existing customers do not purchase additional products or services, the growth of our business and cash flows will be adversely affected;

•	our failure to sustain our historical renewal rates, pricing and terms of our customer contracts would adversely affect our operating results;

•	we expect to continue to develop and acquire new product and service offerings with no guarantee that we will be able to market those acquired products and services successfully or to integrate any acquired businesses or technologies into our operations effectively;

•	continued economic weakness and uncertainty, which may result in a significant reduction in spending by our customers and potential customers, could adversely affect our business, lengthen our sales cycles and make it difficult for us to forecast operating results accurately;

•	if we do not successfully maintain the SciQuest brand, our revenues and earnings could be materially adversely affected;

•	our growth could strain our personnel resources and infrastructure, and if we are unable to implement appropriate controls and procedures to manage our growth, we will not be able to implement our business plan successfully;

•	the failure to integrate successfully businesses that we have acquired or may acquire could adversely affect our business;

•	if we are unable to adapt our products and services to rapid technological change, our revenues and profits could be materially and adversely affected; and

•	we have been, and may continue to be, subject to claims that we or our technologies infringe upon the intellectual property or other proprietary rights of a third party. Any such claims may require us to incur significant costs, to enter into royalty or licensing agreements or to develop or license substitute technology, which may harm our business.

Risks Related to Our Business and Industry

If we are unable to attract new customers, or if our existing customers do not purchase additional products or services, the growth of our business and cash flows will be adversely affected.

To increase our revenues and cash flows, we must regularly add new customers and sell additional products and services to our existing customers. If we are unable to hire or retain quality sales personnel, unable to sell our products and services to companies that have been referred to us, unable to generate sufficient sales leads through our marketing programs, or if our existing or new customers do not perceive our solutions to be of sufficiently high value and quality, we may not be able to increase sales and our operating results would be adversely affected. In addition, our revenue growth is partially dependent on the continued sale of our products across the entire addressable market for spend management solutions without regard to our historical vertical markets. If we are unsuccessful in our efforts to sell our products services outside of our historical vertical markets, our revenue growth, cash flows and profitability may be materially and adversely affected. If we fail to sell new products and services to existing or new customers, our operating results will suffer, and our revenue growth, cash flows and profitability may be materially and adversely affected.

Our failure to sustain our historical renewal rates, pricing and terms of our customer contracts would adversely affect our operating results.

We derive, and expect to continue to derive, substantially all of our license revenues from recurring subscription fees for our spend management solutions. Should our current customers lose confidence in the value or effectiveness of our solutions, the demand for our products and services will likely decline, which could materially and adversely affect our renewal rates, pricing and contract terms. Our subscription agreements with customers are typically for either a term of ranging from three to five years in length or a one-year term with automatic renewal provisions. Over the last several fiscal years, our average annual customer renewal rate, on a net dollar basis, excluding upsells of additional products, has been near 100%. If our customers choose not to renew their subscription agreements with us at similar rates and on similar or more favorable terms, our business, operating results and financial condition may be materially and adversely affected.

We expect to continue to develop and acquire new product and service offerings with no guarantee that we will be able to market those acquired products and services successfully or to integrate any acquired businesses or technologies into our operations effectively.

Expanding our product and service offerings is an important component of our business strategy. Any new offerings that are not favorably received by prospective customers could damage our reputation or brand name. As part of this strategy, we added our supplier management solutions in 2011, while in 2012 we added our spend analysis, contract lifecycle management and accounts payable solutions. Expansion of our offerings will require us to devote a significant amount of time and money and may strain our management, financial and operating resources. We cannot be assured that our development or acquisition efforts will result in commercially viable products or services. In addition, we may bear development and acquisition costs in current periods that do not generate revenues until future periods, if at all. To the extent that we incur expenses that do not result in increased current or future revenues, our earnings may be materially and adversely affected.

Continued economic weakness and uncertainty, which may result in a significant reduction in spending by our customers and potential customers, could adversely affect our business, lengthen our sales cycles and make it difficult for us to forecast operating results accurately.

Our revenues depend significantly on economic conditions in our addressable market as well as the economy as a whole. We have experienced, and may experience in the future, reduced spending by our customers and potential customers due to the continuing economic weakness affecting the U.S. and global economy, and other macroeconomic factors affecting spending behavior. Many of our customers and potential customers have been facing significant budgetary constraints that have limited spending on technology solutions. Continued spending constraints may result in slower growth, or reductions, in revenues and profits in the future. In addition, economic conditions or uncertainty may cause customers and potential customers to reduce or delay technology purchases, including purchases of our solutions. Our sales cycle may lengthen if purchasing decisions are delayed as a result of uncertain budget availability or if contract negotiations become more protracted or difficult as customers institute additional internal approvals for information technology purchases. These economic conditions could result in reductions in sales of our products and services, longer sales cycles, difficulties in collecting accounts receivable or delayed payments, slower adoption of new technologies and increased price competition. Any of these events or any significant reduction in spending by our customers and potential customers would likely harm our business, financial condition, operating results and cash flows.

If we do not successfully maintain the SciQuest brand, our revenues and earnings could be materially adversely affected.

We believe that developing, maintaining and enhancing the SciQuest brand in a cost-effective manner is critical in expanding our customer base. Some of our competitors have well-established brands. Although we believe that the SciQuest brand is well established in certain markets where we have a significant operating history, our brand may not be as well established throughout our entire addressable market. Promotion of our brand will depend largely on continuing our sales and marketing efforts and providing high-quality products and services to our customers. We cannot be assured that these efforts will be successful in marketing the SciQuest brand. If we are unable to successfully promote our brand, or if we incur substantial expenses in attempting to do so, our revenues and earnings could be materially and adversely affected.

Our growth could strain our personnel resources and infrastructure, and if we are unable to implement appropriate controls and procedures to manage our growth, we will not be able to implement our business plan successfully.

We have experienced a period of significant growth in our operations and personnel, which places a significant strain on our management, administrative, operational and financial infrastructure. Our business strategy includes preparing for significant future growth and expanding our management, administrative, operational and financial infrastructure to facilitate this growth. Our success will depend in part upon the ability of our senior management to prepare for and manage this growth effectively. To do so, we must continue to hire, train and manage new employees, including managers, as needed. If our new hires perform poorly, or if we are unsuccessful in hiring, training, managing and integrating these new employees, or if we are not successful in retaining our existing employees, our business would be materially harmed. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. There is no assurance that we will do so effectively. The additional headcount and operating systems that we may add will increase our cost base, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term. If we fail to successfully manage our growth, we will be unable to execute our business plan.

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

In 2011, we acquired all of the capital stock of AECsoft USA, Inc., or “AECsoft” in 2011, a leading provider of supplier management and sourcing technology. In 2012, we acquired substantially all of the assets of Upside Software, Inc., or “Upside”, a leading provider of contract lifecycle management solutions, and substantially all of the assets of Spend Radar LLC, or “Spend Radar”, a leading provider of spend analysis solutions. The integration of these companies into our business has represented, and continues to represent in some respects, a significant undertaking for our management team. Even to the extent that we have successfully completed these integrations, conditions could still arise that require additional resources or endanger the expected benefits of these acquisitions. Our failure to successfully manage the risks associated with these acquisitions could adversely affect our business and operating results.

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

Rapid changes in technology, products and services, customer requirements and operating standards occur frequently. These changes could render our proprietary technology and systems obsolete. Any technological changes that reduce or eliminate the need for spend management solutions could harm our business. We must continually improve the performance, features and reliability of our products and services, particularly in response to our competition.

Our success will depend, in part, on our ability to:

•	enhance our existing products and services;

•	develop new products, services and technologies that address the increasingly sophisticated and varied needs of our customers and potential customers; and

•	respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

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

The spend management market is characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets and by litigation based on allegations of infringement or other violations of intellectual property rights. As we seek to extend our solutions, we could be constrained by the intellectual property rights of others. We have been, and may in the future be, subject to claims that our technologies infringe upon the intellectual property or other proprietary rights of a third party. While we believe that our products do not infringe upon the proprietary rights of third parties, we cannot guarantee that third parties will not assert infringement claims against us in the future, particularly with respect to technology that we acquire through acquisitions of other companies.

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

We may experience service failures or interruptions due to defects in the hardware, software, infrastructure, third-party components or processes that comprise our solutions, any of which could adversely affect our business.

Technology solutions as complex as ours may contain undetected defects in the hardware, software, infrastructure, third-party components or processes that are part of the solutions we provide. If these defects lead to service failures, we could experience delays or lost revenues during the period required to correct the cause of the defects. Furthermore, from time to time, we have experienced immaterial service disruptions in the ordinary course of business. We cannot be certain that defects will not be found in new or upgraded products or that service disruptions will not occur in the future, resulting in loss of, or delay in, market acceptance, which could have an adverse effect on our business, results of operations and financial condition.

Because customers use our spend management solutions for critical business processes, any defect in our solutions, any disruption to our solutions or any error in execution could cause customers to not renew their contracts with us, prevent potential customers from purchasing our solutions and harm our reputation. Although most of our contracts with our customers limit our liability to our customers for these defects, disruptions or errors, we nonetheless could be subject to litigation for actual or alleged losses to our customers’ businesses, which may require us to spend significant time and money in litigation or arbitration or to pay significant settlements or damages. We do not currently maintain any warranty reserves. Defending a lawsuit, regardless of its merit, could be costly and divert management’s attention and could cause our business to suffer.

The insurers under our liability insurance policy could deny coverage of a future claim for actual or alleged losses to our customers’ businesses that results from an error or defect in our technology or a resulting disruption in our solutions, or our liability insurance might not be adequate to cover all of the damages and other costs of such a claim. Moreover, we cannot be assured that our current liability insurance coverage will continue to be available to us on acceptable terms or at all. The successful assertion against us of one or more large claims that exceeds our insurance coverage, or the occurrence of changes in our liability insurance policy, including an increase in premiums or imposition of large deductible or co-insurance requirements, could have an adverse effect on our business, financial condition and operating results. Even if we succeed in litigation with respect to a claim, we are likely to incur substantial costs and our management’s attention will be diverted from our operations.

A failure to protect the integrity and security of our customers’ information could expose us to litigation, materially damage our reputation and harm our business, and the costs of preventing such a failure could adversely affect our results of operations.

Our business involves the collection and use of confidential information of our customers and their trading partners. We cannot be assured that our efforts to protect this confidential information will be successful. If any compromise of this information security were to occur, we could be subject to legal claims and government action, experience an adverse effect on our reputation and need to incur significant additional costs to protect against similar information security breaches in the future, each of which could adversely affect our financial condition, results of operations and growth prospects. In addition, because of the critical nature of data security, any perceived breach of our security measures could cause existing or potential customers not to use our solutions and could harm our reputation.

The market for cloud-based spend management solutions is at a relatively early stage of development. If the market for our solutions develop more slowly than we expect, our revenues may decline or fail to grow and we may incur operating losses.

We derive, and expect in the near-term to continue to derive, substantially all of our revenues from our spend management solutions. Our current expectations with respect to growth may not prove to be correct. The market for our solutions is at a relatively early stage of development, making our business and future prospects difficult to evaluate. Should our prospective customers fail to recognize, or our current customers lose confidence in, the value or effectiveness of our solutions, the demand for our products and services will likely decline. Any significant price compression as a result of newly introduced solutions or consolidation among our competitors could have a material adverse effect on our business. A number of factors could affect our customers’ assessment of the value or effectiveness of our solutions, including the following:

•	their comfort with current purchasing and spend management procedures;

•	the costs and resources required to adopt new business procedures;

•	reductions in capital expenditures or technology spending budgets;

•	the price, performance and availability of competing solutions or delivery platforms;

•	security and privacy concerns; or

•	general reticence about technology or the Internet.

We are subject to a lengthy sales cycle and delays or failures to complete sales may harm our business and result in slower growth.

Our sales cycle may take several months to over a year. We may also experience unexpected delays that may lengthen the sales cycle for particular customers or potential customers. Such delays also make it more difficult to predict sales cycles and the timing of future revenues. During this sales cycle, we may expend substantial resources with no assurance that a sale will ultimately result. The length of a customer’s sales cycle depends on a number of factors, many of which we may not be able to control, including the following:

•	potential customers’ internal approval processes;

•	budgetary constraints for technology spending;

•	customers’ concerns about implementing new procurement methods and strategies; and

•	seasonal and other timing effects.

Any lengthening of the sales cycle or unexpected delays with respect to particular customers or potential customers could delay our revenue recognition and cash generation and could cause us to expend more resources than anticipated. If we are unsuccessful in closing sales or if we experience delays, it could have a material adverse effect on our operating results.

Our future profitability and cash flows are dependent upon our ability to control expenses.

Our operating plan to maintain profitability is based upon estimates of our future expenses. For instance, we expect our operating expenses to increase in 2013 as compared to 2012 in order to support anticipated revenue growth, as well as the full year impact of the 2012 acquisitions. If our future expenses are greater than anticipated, our ability to maintain profitability may be negatively impacted. Greater than anticipated expenses may negatively impact our cash flows, which could cause us to expend our capital faster than anticipated. Also, a large percentage of our expenses are relatively fixed, which may make it difficult to reduce expenses significantly in the future.

Our revenues remain concentrated in certain vertical markets, which could make us vulnerable to adverse trends or events affecting those markets.

Due to our historical focus on vertical markets, we have a relatively high concentration of revenues in the higher education, life sciences markets, state and local government and healthcare markets. Many of our customers and potential customers in the higher education and healthcare markets have been facing significant budgetary constraints that have limited spending on technology solutions. Continued spending constraints in these markets may result in slower growth, or reductions, in our revenues and profits in the future. In addition, the number of potential customers in these markets is relatively finite, which could limit our future growth prospects. Furthermore, many of our sales opportunities are generated by referrals from existing customers due to the collaborative nature of these markets, and therefore, our failure to provide a beneficial solution to our existing customers could adversely impact our reputation in these markets and our ability to generate new referral customers. The life sciences industry has been experiencing a period of consolidation, during which many of the large domestic and international pharmaceutical companies have been acquiring mid-sized pharmaceutical companies. The potential consolidation of our life sciences customers may diminish our negotiating leverage and exert downward pressure on our prices or cause us to lose the business of valuable customers who are consolidated with other pharmaceutical companies that are not our customers. Healthcare costs have risen significantly over the past decade and numerous initiatives and reforms initiated by legislators, regulators and third-party payors to curb these costs have resulted in a consolidation trend in the healthcare industry, including hospitals. This consolidation may reduce competition, exert downward pressure on the prices of our products and adversely impact our growth in this market.

If any of the circumstances described above result in decreased revenues or profitability from our existing customers in these markets or reduce our ability to generate new customers in these markets, this could have a material and adverse effect on our overall revenues and profits.

Our future revenue growth could be impaired if our investment in direct and indirect sales channels for our products is unsuccessful.

We have invested significant time and resources in developing our direct sales force and our indirect sales channels. Sales through our direct sales force represent the primary source of our revenues. We supplement our direct sales force with indirect sales channels for our products through relationships with suppliers, ERP providers, technology providers, consultants and purchasing consortia. We cannot be assured that our direct or indirect sales channels will be successful or that we will be able to develop additional indirect sales channels to support our direct sales channel. If our direct sales efforts, and to a lesser extent our indirect sales efforts, are not effective, our ability to achieve revenue growth may be impaired. As we develop additional indirect sales channels, we may experience conflicts with our direct sales force to the extent that these sales channels target the same customer bases. Successful management of these potential conflicts will be necessary in order to maximize our revenue growth.

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

If we are unable to facilitate the use of our implementation services by our customers in an optimal manner, the effectiveness of our customers’ use of our solutions would be negatively impacted, resulting in harm to our reputation, business and financial performance.

The use of our solutions typically includes implementation services to facilitate the optimal use of our solutions. Successful implementation projects can be critical to maintaining our high customer satisfaction rates and can also lower support costs. These activities require substantial involvement and cooperation from both our customers and their suppliers. For example, we typically work closely with customer personnel to improve the customer’s business processes, enable the customer’s suppliers on the SciQuest Supplier Network and support organizational activities to assist our customer’s transition to our spend management solutions. If we do not receive sufficient support from either the customer or its suppliers, then the optimal use of our services by the customer may be adversely impacted, resulting in lower customer satisfaction and negatively affecting our renewal rates, business, reputation and financial performance.

If we are not able to successfully create internal efficiencies for our customers and their suppliers, our operating costs and relationships with our customers and their suppliers will be adversely affected.

A key component of our products and services is the efficiencies created for our customers and their suppliers. In order to create these efficiencies, it is typically necessary for our solutions to work together with our customer’s internal systems such as inventory, customer service, technical service, ERP systems and financial systems. If these systems do not create the anticipated efficiencies, relationships with our customers will be adversely affected, which could have a material adverse affect on our financial condition and results of operations.

Our failure to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies could reduce our ability to compete successfully and adversely affect our results of operations.

To date, we have funded our business through our cash flows from operations and the proceeds of our initial public offering in September 2010 and our follow-on public offering in April 2011. In addition, we established a $30 million credit facility in November 2012. However, we may need to raise additional funds to achieve our future strategic objectives, including the execution of our strategy to pursue acquisitions. We may not be able to obtain additional debt or equity financing on favorable terms, if at all. Decreases in our stock price could adversely affect our ability to raise capital or complete acquisitions. If we raise additional equity financing, our security holders may experience significant dilution of their ownership interests and the value of shares of our common stock could decline. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, force us to maintain specified liquidity or other ratios or restrict our ability to pay dividends or make acquisitions. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

•	develop and enhance our solutions;

•	pursue acquisitions;

•	continue to expand our technology development, sales and/or marketing organizations;

•	hire, train and retain employees; or

•	respond to competitive pressures or unanticipated working capital requirements.

Our inability to do any of the foregoing could reduce our ability to compete successfully and adversely affect our results of operations.

The market for spend management solutions is highly competitive, which makes achieving market share and profitability more difficult.

The market for spend management solutions is rapidly evolving and intensely competitive. We experience competition from multiple sources, which makes it difficult for us to develop a comprehensive business strategy that addresses all of these competitive factors. We face competition primarily from relatively small specialty software vendors, large ERP vendors and internally developed and maintained solutions. Competition is likely to intensify as this market matures.

As competitive conditions intensify, competitors may:

•	devote greater resources to marketing and promotional campaigns;

•	reduce prices of their competing products and services;

•	devote substantially more resources to product development;

•	secure exclusive arrangements with indirect sales channels that impede our sales;

•	develop more extensive client bases and broader client relationships than we have; and

•	enter into strategic or commercial relationships with larger, more established and well-financed companies.

In addition, some of our competitors may have longer operating histories and greater name recognition than us. New technologies and the expansion of existing technologies may increase competitive pressures. As a result of increased competition, we may experience reduced operating margins, as well as loss of market share and brand recognition. We may not be able to compete successfully against current and future competitors. These competitive pressures could have a material adverse effect on our revenue growth and results of operations.

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

Interruptions or delays from third-party data centers could impair the delivery of our solutions, which could cause our business to suffer.

We use third-party data centers to conduct our operations, including our primary operating center located in Durham, North Carolina, and a redundant disaster recovery platform located in Scottsdale, Arizona. Generally, our solutions reside on hardware that we own and operate in these and other locations. Our operations depend on the protection of the equipment and information we store in these third-party data centers against damage or service interruptions that may be caused by fire, flood, severe storm, power loss, telecommunications failures, unauthorized intrusion, computer viruses and disabling devices, natural disasters, war, criminal acts, military action, terrorist attacks and other similar events beyond our control. A prolonged service disruption affecting the availability of our solutions for any of the foregoing reasons could damage our reputation with current and potential customers, expose us to liability and cause us to lose recurring revenue customers or otherwise adversely affect our business. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the data centers we use.

Our cloud-based spend solutions are accessed by a large number of customers at the same time. As we continue to expand the number of our customers and products and services available to our customers, we may not be able to scale our technology to accommodate the increased capacity requirements, which may result in interruptions or delays in service. In addition, the failure of our third-party data centers to meet our capacity requirements could result in interruptions or delays in our solutions or impede our ability to scale our operations. In the event that our data center arrangements are terminated, or there is a lapse of service or damage to such facilities, we could experience interruptions in our solutions as well as delays and additional expenses in arranging new facilities and services.

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

A critical component of our solutions is the SciQuest Supplier Network, which is the single integration point between our customers and all of their suppliers that provides customers with on-demand access to comprehensive and up-to-date supplier information, including supplier catalogs. These catalogs and other content are provided to us by each supplier for integration into our platform, which requires a high degree of involvement and cooperation from the suppliers. We must be able to integrate successfully this content in a timely manner in order for our customers to realize the full benefit of our solutions. Also, any errors or omissions in the content provided by the suppliers may reflect poorly on our solutions. If we are unable to successfully incorporate supplier content into our platform or if such content contains errors or omissions, then our products may not meet customer needs or expectations, and our business and reputation may be materially and adversely affected.

Our use of “open source” software could negatively affect our ability to sell our solutions and subject us to possible litigation.

A portion of the technologies licensed by us incorporate so-called “open source” software, and we may incorporate other open source software in the future. Such open source software is generally licensed by its authors or other third parties under open source licenses. If we fail to comply with these licenses, we may be subject to certain conditions, including requirements that we offer the portion of our solutions that incorporates the open source software for no cost, that we make available source code for modifications or derivative works we create based upon, incorporating or using the open source software and/or that we license such modifications or derivative works under the terms of the particular open source license. If an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from the sale of our solutions that contained the open source software and required to comply with the foregoing conditions, which could disrupt the distribution and sale of our solutions.

Further, the terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and although we believe we comply with the terms of those licenses, there is a risk that those licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to commercialize our solutions. In that event, we could be required to seek licenses from third parties, re-develop our solutions, discontinue sales of our solutions, or release our proprietary software code under the terms of an open source license, any of which could adversely affect our business.

If we fail to attract and retain key personnel, our business may suffer.

Given the complex nature of the technology on which our business is based and the speed with which such technology advances, our future success is dependent, in large part, upon our ability to attract and retain highly qualified managerial, technical and sales personnel. A key factor of our success will be the continued services and performance of our executive officers and other key personnel. If we lose the services of any of our executive officers or other key personnel, our financial condition and results of operations could be materially and adversely affected. Our success also depends upon our ability to identify, hire and retain other highly skilled technical, managerial, editorial, sales, marketing and customer service professionals. Competition for such personnel is intense. We cannot be certain of our ability to identify, hire and retain adequately qualified personnel. Failure to identify, hire and retain necessary key personnel could have a material adverse effect on our business and results of operations.

If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and investor views of us.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. We cannot assure you that we will not experience material weaknesses in internal controls. We have reviewed and documented our internal controls and procedures for compliance with Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, which requires annual management assessment of the effectiveness of our internal control over financial reporting. To the extent that we are not or do not remain in compliance with Section 404, we may be required to implement new internal control procedures and re-evaluate our financial reporting. We may experience higher than anticipated operating expenses as well as increased independent auditor fees during the implementation of these changes and thereafter. Further, we may need to hire additional qualified personnel in order for us to comply with Section 404. If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, harm our ability to operate our business and reduce the trading price of our stock.

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

We began incurring significant legal, accounting, investor relations and other expenses as a result of our initial public offering in September 2010 that we had not incurred previously as a private company, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with current corporate governance requirements, including requirements under Section 404 and other provisions of the Sarbanes-Oxley Act, as well as rules implemented by the Securities and Exchange Commission, or SEC, and the Nasdaq Listing Rules. The expenses incurred by public companies for reporting and corporate governance purposes have increased dramatically over the past several years. These rules and regulations have increased our legal and financial compliance costs substantially and have made some activities more time-consuming and costly. If these costs increase significantly in the future, our operating results could be materially and adversely affected.

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

As Internet commerce continues to evolve, increasing regulation by federal, state or foreign agencies becomes more likely. For example, we believe increased regulation is likely in the area of data privacy. Laws and regulations applying to the solicitation, collection, processing or use of personal or consumer information could affect our customers’ ability to use and share data, potentially reducing demand for our products or requiring modifications to our products. In addition, taxation of products and services provided over the Internet or other charges imposed by government agencies or by private organizations for accessing the Internet may also be imposed. Any regulation imposing greater fees for Internet use or restricting information exchange over the Internet could result in a decline in the use of the Internet and the viability of Internet-based services and product offerings, which could harm our business and operating results.

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

As of December 31, 2012, we had net operating loss carryforwards of approximately $177 million for U.S. federal tax purposes, the use of which may be substantially limited. These loss carryforwards will begin to expire in 2014. To the extent these net operating loss carryforwards are available, we intend to use them to reduce the corporate income tax liability associated with our operations. Section 382 of the U.S. Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that might be used to offset taxable income when a corporation has undergone significant changes in stock ownership. As a result, prior or future changes in ownership could put limitations on the availability of our net operating loss carryforwards. To the extent our use of net operating loss carryforwards is significantly limited, our income could be subject to corporate income tax earlier than it would if we were able to use net operating loss carryforwards, which could result in lower profits.

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

Fluctuations in our quarterly results of operations may be due to a number of factors including, but not limited to, those listed below and others identified throughout this “Risk Factors” section:

•	concentrated sales to large customers;

•	our ability to retain and increase sales to existing customers and to attract new customers;

•	the timing and success of new product introductions or upgrades by us or our competitors;

•	changes in our pricing policies or those of our competitors;

•	renewal rates of existing customers;

•	potential consolidation among our customers;

•	potential foreign currency exchange gains and losses associated with expenses and sales denominated in currencies other than the U.S. dollar;

•	the amount and timing of expenditures related to development, adaptation or acquisition of technologies, products or businesses;

•	competition, including entry into the industry by new competitors and new offerings by existing competitors; and

•	general economic, industry and market conditions that impact expenditures for technology solutions in our target markets.

Such fluctuations might lead analysts to change their models for valuing our common stock. As a result, our stock price could decline rapidly and we could face costly securities class action suits or other unanticipated issues.

Our actual operating results may differ significantly from our guidance.

From time to time, we may release guidance in our quarterly earnings releases, quarterly earnings conference calls or otherwise, regarding our future performance that represents our management’s estimates as of the date of release. This guidance contains forward-looking statements and will be based on projections prepared by our management.

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

Any failure to implement our operating strategy successfully or the occurrence of any of the events or circumstances set forth in this “Part I, Item 1A, Risk Factors” section of this Report could result in our actual operating results being different from our guidance, and those differences may be adverse and material.

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

As of December 31, 2012, our directors and executive officers, together with their affiliates, beneficially owned, in the aggregate, approximately 6% of our common stock. In addition, as of December 31, 2012, approximately 44% of our outstanding common stock was held by holders of more than 5% of our common stock. These stockholders may have interests that differ from yours, and they may vote in a way with which you disagree and that may be adverse to your interests. This concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with significant concentration of ownership. Also, these stockholders, acting together, may be able to control the outcome of matters submitted to our stockholders for approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. In addition, these stockholders, acting together, could have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

•	delaying, deferring or preventing a change in corporate control;

•	impeding a merger, consolidation, takeover or other business combination involving us; or

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

Our stock price could decline due to the large number of outstanding shares of our common stock eligible for future sale.

If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our stockholders might sell shares of our common stock could also depress the market price of our common stock. As of December 31, 2012, we had approximately 5,000,000 shares of our common stock outstanding or issuable under approved equity compensation plans that are covered by effective registration statements. Furthermore, certain holders of our common stock have the right to demand that we file registration statements, or request that their shares be covered by a registration statement that we are otherwise filing, which would enable those shares to be sold in the public market.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Cary, North Carolina, where we currently lease approximately 61,000 square feet of office space. This lease expires in January 2017. We also maintain the following office leases:

Office Location	Square Footage	Lease Expiration
Edmonton, Alberta	24,700	May 2016
Chicago, Illinois	7,900	July 2018
Newtown Square, Pennsylvania	5,500	February 2016
Houston, Texas	3,400	December 2013

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

Year Ended December 31, 2012:	High	Low
October 1, 2012 through December 31, 2012	$18.62	$13.13
July 1, 2012 through September 30, 2012	18.54	14.08
April 1, 2012 through June 30, 2012	18.12	13.54
January 1, 2012 through March 31, 2012	15.50	13.62

Year Ended December 31, 2011:	High	Low
October 1, 2011 through December 31, 2011	$16.30	$11.35
July 1, 2011 through September 30, 2011	17.90	11.66
April 1, 2011 through June 30, 2011	18.45	13.01
January 1, 2011 through March 31, 2011	16.26	12.00

As of December 31, 2012, we had approximately 60 stockholders of record of our common stock, including Cede & Co., which holds shares of our common stock on behalf of an indeterminate number of beneficial owners.

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

The following table provides information regarding our current equity compensation plans as of December 31, 2012 (shares in thousands):

Equity Compensation Plan Information
	Number of Securities to be issued upon exercise of Outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders
Stock options	1,553,411	$11.50	—
Restricted stock awards (2)	17,762	—	—
Restricted stock units	27,535	—	—

Subtotal	1,598,708	11.50	1,171,828

Equity compensation plans not approved by security holders
Employee stock purchase plan (3)	—	—	1,000,000

Total	1,598,708	$11.50	2,171,828

(1)	In column B, the weighted-average exercise price is only applicable to stock options. In column C, the number of securities remaining available for future issuance for stock options, restricted stock awards and restricted stock units is shown in total and not individually with respect to these items.
(2)	With respect to restricted stock awards, the amounts in column A reflect only unvested shares of restricted stock.
(3)	The Employee Stock Purchase Plan was adopted subject to obtaining stockholder approval at the annual meeting. In the event that stockholder approval is not obtained at the annual meeting, then the Employee Stock Purchase Plan will be terminated prior to the issuance of any shares of common stock.

See Note 11 to the financial statements provided under “Part II, Item 8, Financial Statements and Supplementary Data” of this Report for a description of the material features of our equity compensation plans.

Stock Performance Graph

The following graph compares, for the period from September 24, 2010 through December 31, 2012, the cumulative total stockholder return on our common stock with that of the NASDAQ Composite Index and the NASDAQ Computer Index. The graph assumes that $100 was invested on September 24, 2010 and assumes reinvestment of any dividends. Our fiscal year ends on December 31. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

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

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG SCIQUEST, INC.,

NASDAQ COMPOSITE INDEX AND NASDAQ COMPUTER INDEX

195.00
185.00
175.00
165.00
155.00
145.00
135.00
125.00
115.00
105.00
95.00
SciQuest, Inc.
Nasdaq Composite
Nasdaq Computer
9/24/2010
10/24/2010
11/24/2010
12/24/2010
1/24/2011
2/24/2011
3/24/2011
4/24/2011
5/24/2011
6/24/2011
7/24/2011
8/24/2011
9/24/2011
10/24/2011
11/24/2011
12/24/2011
1/24/2012
2/24/2012
3/24/2012
4/24/2012
5/24/2012
6/24/2012
7/24/2012
8/24/2012
9/24/2012
10/24/2012
11/24/2012
12/24/2012

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

The selected financial data under the heading “Statements of Operations Data” for each of the three years ended December 31, 2010, 2011 and 2012, under the heading “Non-GAAP Operating Data” relating to Non-GAAP Net Income and Adjusted Free Cash Flow for each of the three years ended December 31, 2010, 2011 and 2012 and under the heading “Balance Sheet Data” as of December 31, 2011 and 2012 have been derived from our audited financial statements, which are provided under “Part II, Item 8, Financial Statements and Supplementary Data” of this Report. The selected financial data under the heading “Statements of Operations Data” for each of the two years ended December 31, 2008 and 2009, under the heading “Non-GAAP Operating Data” relating to Non-GAAP Net Income and Adjusted Free Cash Flow for each of the two years ended December 31, 2008 and 2009 and under the heading “Balance Sheet Data” as of December 31, 2008, 2009 and 2010 have been derived from our audited financial statements not included in this Report.

	Year Ended December 31,
	2008	2009	2010	2011	2012
	(In thousands, except per share data)
Statements of Operations Data:
Revenues	$29,784	$36,179	$42,477	$53,438	$66,465
Cost of revenues(1)(2)	6,723	7,494	9,361	13,340	20,270

Gross profit	23,061	28,685	33,116	40,098	46,195

Operating expenses:(1)
Research and development	8,307	8,059	8,395	11,233	17,188
Sales and marketing	9,280	10,750	11,592	14,282	17,907
General and administrative	3,942	3,703	5,810	8,403	10,918
Management bonuses associated with initial public offering	—	—	5,888	—	—
Litigation settlement and associated legal expenses	—	3,189	—	—	—
Amortization of intangible assets	537	403	301	864	1,268

Total operating expenses	22,066	26,104	31,986	34,782	47,281

Income (loss) from operations	995	2,581	1,130	5,316	(1,086)
Interest and other income (expense), net	113	27	1,727	298	13

Income (loss) before income taxes	1,108	2,608	2,857	5,614	(1,073)
Income tax benefit (expense)	9	16,821	(1,114)	(2,780)	(103)

Net income (loss)	1,117	19,429	1,743	2,834	(1,176)
Dividends on redeemable preferred stock	2,395	2,595	2,079	—	—

Net income (loss) attributable to common stockholders	$(1,278)	$16,834	$(336)	$2,834	$(1,176)

Net income (loss) attributable to common stockholders per share:
Basic	$(0.09)	$1.20	$(0.02)	$0.13	$(0.05)
Diluted	$(0.09)	$1.16	$(0.02)	$0.13	$(0.05)
Weighted average shares outstanding used in computing per share amounts:
Basic	13,800	14,061	15,754	21,673	22,285
Diluted	13,800	14,450	15,754	22,241	22,285

	Year Ended December 31,
	2008	2009	2010	2011	2012
	(In thousands)
Non-GAAP Operating Data:
Non-GAAP Net Income (3)	$1,285	$4,149	$5,536	$6,416	$5,460
Adjusted Free Cash Flow (4)	$6,003	$6,785	$10,563	$14,256	$15,748

	December 31,
	2008	2009	2010	2011	2012
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$13,502	$17,132	$17,494	$14,958	$15,606
Short-term investments	—	—	20,000	44,685	29,740
Working capital excluding deferred revenues	14,273	19,963	41,147	65,427	49,138
Total assets	32,922	55,211	76,687	116,368	140,324
Deferred revenues	31,590	34,275	38,201	49,614	62,461
Redeemable preferred stock	31,477	34,072	—	—	—
Total stockholders’ equity (deficit)	(34,391)	(17,158)	34,235	60,707	67,228

(1)	Amounts include stock-based compensation expense, as follows:

	Year Ended December 31,
	2008	2009	2010	2011	2012
	(In thousands)
Cost of revenues	$25	$33	$83	$313	$300
Research and development	53	86	236	1,014	1,217
Sales and marketing	150	83	167	1,142	1,510
General and administrative	158	163	602	1,480	2,170

	$386	$365	$1,088	$3,949	$5,197

(2)	Cost of revenues includes amortization of capitalized software development costs of:

	Year Ended December 31,
	2008	2009	2010	2011	2012
	(In thousands)
Amortization of capitalized software development costs	$154	$167	$241	$390	$928
Amortization of acquired software	—	—	—	168	553

	$154	$167	$241	$558	$1,481

(3)	Non-GAAP Net Income, a non-GAAP operating measure, consists of net income (loss) plus our non-cash, stock-based compensation expense, amortization of intangible assets, amortization of acquired software, a purchase accounting deferred revenue adjustment in 2012, acquisition related costs incurred in 2010, 2011 and 2012, compensation expense relating to management bonuses paid in connection with our initial public offering in 2010, a stock contribution to fund a charitable trust established by us in 2010 and settlement and legal costs related to a patent infringement lawsuit settled in 2009, less the acquisition related escrow distribution received in 2011, the gain realized upon the sale of a warrant in 2010 and the tax benefit in 2009 from the reduction of the valuation reserve on our deferred tax asset. Non-GAAP Net Income is determined on a tax-effected basis. For 2011 and 2012, due to the impact that non-taxable expenses, i.e. stock-based compensation, had on our effective tax rate, we determined the tax effect of Non-GAAP Net Income by arriving at Non-GAAP Income before taxes, multiplying this by our statutory rate of 38.9% and the difference between our statutory tax expense and our book tax expense is the tax effect of adjustments to arrive at Non-GAAP Net Income. For 2010, we used our quarterly effective tax rate to determine the tax effect for Non-GAAP Net Income. For 2009 and 2008, we used our pro forma effective tax rate assuming the reduction of the valuation reserve had occurred the prior year to determine the tax effect for Non-GAAP Net Income. We use Non-GAAP Net Income as a measure of operating performance because it assists us in comparing performance on a consistent basis, as it removes from our operating results the impact of our capital structure, acquisition related costs, the one-time costs associated with non-recurring events and such non-cash items such as stock-based compensation expense and amortization of intangible assets, which can vary depending upon accounting methods. We believe Non-GAAP Net Income is useful to an investor in evaluating our operating performance because it is widely used by investors, securities analysts and other interested parties in our industry to measure a company’s operating performance without regard to non-cash items such as stock-based compensation expense and amortization of intangible assets, which can vary depending upon accounting methods, and to present a meaningful measure of corporate performance exclusive of our capital structure and the method by which assets were acquired.

Our use of Non-GAAP Net Income has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	Non-GAAP Net Income does not reflect changes in, or cash requirements for, our working capital needs;

•	Non-GAAP Net Income does not consider the potentially dilutive impact of equity-based compensation;

•	Non-GAAP Net Income does not reflect acquisition related costs, one-time cash bonuses associated with the initial public offering paid to our management or cash payments in connection with a settlement of a lawsuit, all of which reduced the cash available to us;

•	we must make certain assumptions in order to determine the tax effect adjustments for Non-GAAP Net Income, which assumptions may not prove to be accurate; and

•	other companies, including companies in our industry, may calculate Non-GAAP Net Income differently, which reduces its usefulness as a comparative measure.

Because of these limitations, you should consider Non-GAAP Net Income alongside other financial performance measures, including various cash flow metrics, net income and our other GAAP results. Our management reviews Non-GAAP Net Income along with these other measures in order to fully evaluate our financial performance.

The following table provides a reconciliation of net income to Non-GAAP Net Income:

	Year Ended December 31,
	2008	2009	2010	2011	2012
	(In thousands)
Net income (loss)	$1,117	$19,429	$1,743	$2,834	$(1,176)
Stock based compensation	386	365	1,088	3,949	5,197
Amortization of intangibles	537	403	301	864	1,268
Amortization of acquired software	—	—	—	168	553
Purchase accounting deferred revenue adjustment	—	—	—	—	1,490
Distribution of acquisition escrow	—	—	—	(223)	—
Non-recurring stock contribution for a charitable trust established by the company	—	—	238	—	—
Acquisition related costs	—	—	265	134	1,506
Gain on sale of investment	—	—	(1,700)	—	—
Management bonuses associated with initial public offering	—	—	5,888	—	—
Litigation settlement and associated legal expenses	—	3,189	—	—	—
Deferred tax asset valuation reserve reduction	—	(16,800)	—	—	—
Tax effect of adjustments(a)	(755)	(2,437)	(2,287)	(1,310)	(3,378)

Non-GAAP Net Income	$1,285	$4,149	$5,536	$6,416	$5,460

(a)	For the years ended December 31, 2008 and 2009, respectively, the tax effect of adjustments has been calculated on the assumption that the $16,800 deferred tax asset valuation reserve reduction had taken place prior to the commencement of each such fiscal year, and a pro forma effective tax rate of 37% was applied for each of such years. For the year ended December 31, 2010, the tax effect was determined on a quarterly basis using our effective tax rate for the applicable quarter. For the years ended December 31, 2011 and 2012, due to the impact that non-taxable expenses, i.e. stock-based compensation had on our effective tax rate, we determined the tax effect of Non-GAAP Net Income by arriving at Non-GAAP Income before taxes, multiplying this by our statutory rate of 38.9% and the difference between our statutory tax expense and our book tax expense is the tax effect of adjustments to arrive at Non-GAAP Net Income.
(4)	Free Cash Flow consists of net cash provided by operating activities, less purchases of property and equipment and less capitalization of software development costs. Adjusted Free Cash Flow consists of Free Cash Flow plus one-time settlement and legal costs related to a patent infringement lawsuit in 2009 as well as one-time bonus payments associated with the initial public offering incurred in 2010 and acquisition related costs in 2010, 2011 and 2012, less the acquisition related escrow distribution received in 2011. We use Adjusted Free Cash Flow as a measure of liquidity because it assists us in assessing our ability to fund our growth through our generation of cash. We believe Adjusted Free Cash Flow is useful to an investor in evaluating our liquidity because Adjusted Free Cash Flow and similar measures are widely used by investors, securities analysts and other interested parties in our industry to measure a company’s liquidity without regard to revenue and expense recognition, which can vary depending upon accounting methods.

Our use of Adjusted Free Cash Flow has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	Adjusted Free Cash Flow does not reflect the interest expense or the cash requirements necessary to service interest or principal payments on our indebtedness;

•	Adjusted Free Cash Flow does not reflect one-time litigation expense payments or one-time management bonuses associated with the initial public offering, which reduced the cash available to us;

•	Adjusted Free Cash Flow does not include acquisition related costs; and

•	Adjusted Free Cash Flow removes the impact of accrual basis accounting on asset accounts and non-debt liability accounts; and other companies, including companies in our industry, may calculate Adjusted Free Cash Flow differently, which reduces its usefulness as a comparative measure.

Because of these limitations, you should consider Adjusted Free Cash Flow alongside other liquidity measures, including various cash flow metrics, net income and our other GAAP results. Our management reviews Adjusted Free Cash Flow along with these other measures in order to fully evaluate our liquidity.

The following table provides a reconciliation of net cash provided by operating activities to Adjusted Free Cash Flow:

	Year Ended December 31,
	2008	2009	2010	2011	2012
	(In thousands)
Net cash provided by operating activities	$6,582	$4,501	$5,890	$17,407	$20,380
Purchase of property and equipment	(480)	(685)	(832)	(2,058)	(1,825)
Capitalization of software development costs	(99)	(220)	(648)	(1,004)	(3,113)

Free Cash Flow	6,003	3,596	4,410	14,345	15,442
Distribution of acquisition escrow	—	—	—	(223)	—
Litigation settlement and associated legal expenses	—	3,189	—	—	—
Acquisition related costs	—	—	265	134	306
Management bonuses associated with initial public offering	—	—	5,888	—	—

Adjusted Free Cash Flow	$6,003	$6,785	$10,563	$14,256	$15,748

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying financial statements and notes “Part II, Item 8, Financial Statements and Supplementary Data” of this Report.

Overview

We provide leading cloud-based business automation solutions for spend management that include:

•	procurement solutions that automate the source-to-settle process;

•	spend analysis solutions that cleanse and classify spend data to drive and measure cost savings;

•	supplier management solutions that integrate our customers with their suppliers;

•	contract lifecycle management solutions that automate the contract lifecycle from contract creation through maintenance; and

•	accounts payable solutions that automate the invoice processing and vendor payment processes.

Our solutions are designed to meet customer needs to reduce costs, simplify and improve visibility into key business processes, further strategic initiatives, enhance control over spending decisions and improve compliance and risk management. By simplifying and streamlining cumbersome, and often manual, processes and creating a comprehensive view of spending and compliance across the organization, organizations can identify and capitalize on opportunities to reduce costs by gaining control over suppliers, contracts, purchases and payments.

We deliver our cloud-based solutions using a Software-as-a-Service, or SaaS, model, which enables us to offer greater functionality, easier integration and improved reliability with less cost and risk to the organization than traditional on-premise solutions. Customers pay us subscription fees and implementation service fees for the use of our solutions under either multi-year contracts that are generally three to five years in length or one-year contracts with annual renewal provisions. Our total subscription fees over a three to five year term of the subscription agreement for sales of single products typically range from $60,000 to $500,000 ($20,000 to $100,000 per year) while a multi-product sale range can typically range from $450,000 to $1.5 million ($150,000 to $300,000 per year). Our typical one-time implementation service fees are generally equivalent to one year of license fees. As of December 31, 2012, we had 428 customers, excluding customers that spend less than $10,000 per year with us. Our revenue growth is driven primarily through the sale of our products and services to new customers and the sale of new products and related services to existing customers. For the fiscal year ended December 31, 2012, revenues increased 25% to $66.5 million from $53.4 million for the fiscal year ended December 31, 2011. For the fiscal year ended December 31, 2011, revenues increased 26% to $53.4 million from $42.5 million for the fiscal year ended December 31, 2010.

No customer accounted for more than 10% of our total revenues in 2010, 2011 and 2012. Our ten largest customers accounted for no more than 25%, 20% and 15% of our total revenues in 2010, 2011 and 2012, respectively.

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

In 2001, we began developing and marketing our procurement solutions. We initially acquired a critical mass of customers in the higher education and life sciences vertical markets and selectively expanded to serve the healthcare and state and local government markets. In 2010, we completed an initial public offering of our common stock. In 2011, we acquired all of the capital stock of AECsoft USA, Inc., or “AECsoft”, a leading provider of supplier management and sourcing solutions. In 2012, we acquired substantially all of the assets of Upside Software, Inc., or “Upside”, a leading provider of contract lifecycle management solutions, and substantially all of the assets of Spend Radar LLC, or “Spend Radar”, a leading provider of spend analysis solutions.

Due to our historical focus on vertical markets, we have a relatively high concentration in certain sectors, particularly higher education. For the years ended December 31, 2010, 2011 and 2012, the higher education market accounted for approximately 61%, 60% and 59%, respectively, of our revenues. A significant number of customers now span the general commercial market as a result of our acquisitions as well as our own marketing efforts. We currently market our solutions across the entire addressable market for spend management solutions.

Maintaining and managing revenue growth is a primary operating focus for us, and therefore, we will continue to focus our efforts on acquiring new customers and expanding our relationships with existing customers. Expanding our customer base across the entire addressable market for spend management solutions as well as expanding our product offerings to our existing customers will be important to maintain revenue growth. We plan to continue to invest in sales and marketing efforts to take advantage of what we believe are significant growth opportunities in the entire addressable market for spend management solutions. We cannot provide assurances, however, that these efforts will be successful in achieving revenue growth. If we are unsuccessful in our efforts to sell our products and services outside of our historical vertical markets, or if we incur substantial expenses in attempting to do so, our revenues and earnings could be materially and adversely affected.

We believe Non-GAAP Net Income and Adjusted Free Cash Flow are the primary non-GAAP financial metrics upon which to measure our business. Non-GAAP Net Income consists of net income plus our non-cash, stock-based compensation expense, amortization of intangible assets, a purchase accounting deferred revenue adjustment in 2012, acquisition related costs incurred in 2010, 2011 and 2012, compensation expense relating to management bonuses paid in connection with our initial public offering in 2010 and a stock contribution to fund a charitable trust established by us in 2010, less the acquisition related escrow distribution received in 2011 and the gain realized upon the sale of a warrant in 2010. Non-GAAP Net Income is determined on a tax-effected basis. For 2011 and 2012, due to the impact that non-taxable expenses, i.e. stock-based compensation, had on our effective tax rate, we determined the tax effect of Non-GAAP Net Income by arriving at Non-GAAP Income before taxes, multiplying this by our statutory rate of 38.9% and the difference between our statutory tax expense and our book tax expense is the tax effect of adjustments to arrive at Non-GAAP Net Income. For 2010, we used our quarterly effective tax rate to determine the tax effect for Non-GAAP Net Income. Because Non-GAAP Net Income excludes certain non-cash expenses such as amortization, stock-based compensation and a stock contribution in 2010, as well as acquisition related costs incurred in 2010, 2011 and 2012, the sale of a warrant and one-time bonus payments associated with the initial public offering in 2010 and the acquisition related escrow distribution received in 2011, we believe that this measure provides us with additional useful information to measure and understand our performance on a consistent basis, particularly with respect to changes in performance from period to period. Free Cash Flow consists of net cash provided by operating activities, less purchases of property and equipment and less capitalization of software development costs. Adjusted Free Cash Flow consists of Free Cash Flow plus acquisition related costs incurred in 2010, 2011 and 2012 and one-time bonus payments associated with the initial public offering incurred in 2010, less the acquisition related escrow distribution received in 2011. Because Adjusted Free Cash Flow measures the ability of the company to generate cash from operations, after investment in software development and property and equipment, we believe this is a meaningful measurement in which to gauge our ability to fund future growth. Our Adjusted Free Cash Flow normally fluctuates quarterly due to the combination of the timing of new business and the payment of annual bonuses. We use Non-GAAP Net Income and Adjusted Free Cash Flow in the preparation of our budgets and to measure and monitor our financial performance. Non-GAAP Net Income and Adjusted Free Cash Flow are not determined in accordance with GAAP and are not substitutes for or superior to financial measures determined in accordance with GAAP. For further discussion regarding Non-GAAP Net Income and a reconciliation of Non-GAAP Net Income to net income, see “— Key Financial Terms and Metrics,” below. For further discussion regarding Adjusted Free Cash Flow and a reconciliation of Adjusted Free Cash Flow to cash flows from operations, see footnote 4 to the table in “Part II, Item 6, Selected Financial Data” included in this Report.

Financial Terms and Metrics

Sources of Revenues

We primarily derive our revenues from subscription fees and related services, permitting customers to access and utilize our cloud-based business automation solutions for spend management. Customers may also purchase a perpetual license for certain software products.

Our contractual agreements generally contain multiple service elements and deliverables. These elements include access to the hosted software, implementation or data classification services and, on a limited basis, perpetual licenses for certain software products and related maintenance and support. The typical term of our subscription agreements is either a multi-year contract of three to five years or a one-year contract with annual renewal provisions, and we generally invoice our customers in advance of their annual subscription, with payment terms that require our customers to pay us within thirty days of invoice. Our agreements are generally non-cancelable, though customers have the right to terminate their agreements for cause if we materially breach our obligations under the agreement.

Historically, we have increased the price of our subscriptions upon the renewal of our customers’ subscription agreements to reflect the increased feature functionality inherent in the solution since the initial subscription agreement. Our annual customer renewal rate, on a net dollar basis, excluding upsells of additional products, has been near 100% over the last several fiscal years. We believe these annual renewal rates reflect our customers’ satisfaction with our solution and improve the visibility of our revenues.

Cost of Revenues and Operating Expenses

We allocate certain overhead expenses, such as rent, utilities, and depreciation of general office assets to cost of revenues and operating expense categories based on headcount. As a result, an overhead expense allocation is reflected in cost of revenues and each operating expense category.

Cost of Revenues. Cost of revenues consists primarily of compensation and related expenses for implementation services, supplier enablement services, customer support staff and client partners, costs related to hosting the subscription software, amortization of capitalized software development costs and allocated overhead. Costs of implementation services are expensed as incurred. We expect cost of revenues to increase in absolute dollars as we continue to increase the number of customers over time. We also expect cost of revenues to increase as a percentage of revenues in the short-term due to our acquisitions of Spend Radar and Upside but return to near historical levels thereafter.

Research and Development. Research and development expenses consist primarily of wages and benefits for software application development personnel and allocated overhead. We have focused our research and development efforts on both improving ease of use and functionality of our existing products as well as developing new offerings. We primarily expense research and development costs. The percentage of direct development costs related to on-demand software enhancements that add functionality are capitalized and depreciated as a component of cost of revenues. We expect that research and development expenses will increase in absolute dollars as we continue to enhance and expand our product offerings. We also expect research and development expenses to increase as a percentage of revenues in the short-term due to our acquisitions of Spend Radar and Upside but return to near historical levels thereafter.

Sales and Marketing. Sales and marketing expenses consist primarily of wages and benefits for our sales and marketing personnel, sales commissions, marketing programs, including lead generation, events and other brand building expenses and allocated overhead. We capitalize our sales commissions at the time a subscription agreement is executed by the customer, and we expense the commissions as a component of sales and marketing ratably over the subscription period, matching the recognition period of the subscription revenues for which the commissions were incurred. In order to continue to grow our business and brand awareness, we expect that we will continue to invest in our sales and marketing efforts. We expect that sales and marketing expenses will increase in absolute dollars but remain relatively consistent as a percentage of revenues.

General and Administrative. General and administrative expenses consist of compensation and related expenses for administrative, human resources, finance and accounting personnel, professional fees, other taxes and other corporate expenses. We expect that general and administrative expenses will increase as we continue to add personnel in connection with the growth of our business. In addition, we anticipate that we will also incur additional personnel expense, professional fees, including auditing and legal, and insurance costs related to operating as a public company. Therefore, we expect that our general and administrative expenses will increase in absolute dollars but decrease as a percentage of revenues over time.

Amortization of Intangible Assets. Amortized intangible assets consist of covenant not to compete and customer relationships from the Spend Radar, Upside and AECsoft acquisitions in October 2012, August 2012 and January 2011, respectively, as well as customer relationships from the going private transaction in 2004. The covenant not to compete is amortized on a straight-line basis over its estimated life of five years. The customer relationships from the Spend Radar acquisition are amortized over a five-year estimated life and the customer relationships from the Upside and AECsoft acquisitions and going private transaction are amortized over a ten-year estimated life, in a pattern consistent with which the economic benefit is expected to be realized.

Non-GAAP Net Income. Non-GAAP Net Income, a non-GAAP operating measure, consists of net income (loss) plus our non-cash, stock-based compensation expense, amortization of intangible assets, amortization of acquired software, a purchase accounting deferred revenue adjustment in 2012, acquisition related costs incurred in 2010, 2011 and 2012, compensation expense relating to management bonuses paid in connection with our initial public offering in 2010 and a stock contribution to fund a charitable trust established by us in 2010, less the acquisition related escrow distribution received in 2011 and the gain realized upon the sale of a warrant in 2010. Non-GAAP Net Income is determined on a tax-effected basis. For 2011 and 2012, due to the impact that non-taxable expenses, i.e. stock-based compensation, had on our effective tax rate, we determined the tax effect of Non-GAAP Net Income by arriving at Non-GAAP Income before taxes, multiplying this by our statutory rate of 38.9% and the difference between our statutory tax expense and our book tax expense is the tax effect of adjustments to arrive at Non-GAAP Net Income. For 2010, we used our quarterly effective tax rate to determine the tax effect for Non-GAAP Net Income. We use Non-GAAP Net Income as a measure of operating performance because it assists us in comparing performance on a consistent basis, as it removes from our operating results the impact of our capital structure, acquisition related costs, the one-time costs associated with non-recurring events and such non-cash items such as stock-based compensation expense and amortization of intangible assets, which can vary depending upon accounting methods. We believe Non-GAAP Net Income is useful to an investor in evaluating our operating performance because it is widely used by investors, securities analysts and other interested parties in our industry to measure a company’s operating performance without regard to non-cash items such as stock-based compensation expense and amortization of intangible assets, which can vary depending upon accounting methods, and to present a meaningful measure of corporate performance exclusive of our capital structure and the method by which assets were acquired. Our use of Non-GAAP Net Income has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	Non-GAAP Net Income does not reflect changes in, or cash requirements for, our working capital needs;

•	Non-GAAP Net Income does not consider the potentially dilutive impact of equity-based compensation;

•	Non-GAAP Net Income does not reflect acquisition related costs or one-time cash bonuses associated with the initial public offering paid to our management, which reduced the cash available to us;

•	we must make certain assumptions in order to determine the tax effect adjustments for Non-GAAP Net Income, which assumptions may not prove to be accurate; and

•	other companies, including companies in our industry, may calculate Non-GAAP Net Income differently, which reduces its usefulness as a comparative measure.

Because of these limitations, you should consider Non-GAAP Net Income alongside other financial performance measures, including various cash flow metrics, net income and our other GAAP results. Our management reviews Non-GAAP Net Income along with these other measures in order to fully evaluate our financial performance.

The following table provides a reconciliation of net income (loss) to Non-GAAP Net Income:

	Year Ended December 31,
	2010	2011	2012
	(Unaudited; in thousands)
Net income (loss)	$1,743	$2,834	$(1,176)
Stock based compensation	1,088	3,949	5,197
Amortization of intangibles	301	864	1,268
Amortization of acquired software	—	168	553
Purchase accounting deferred revenue adjustment	—	—	1,490
Distribution of acquisition escrow	—	(223)	—
Non-recurring stock contribution for a charitable trust established by the company	238	—	—
Acquisition related costs	265	134	1,506
Gain on sale of investment	(1,700)	—	—
Management bonuses associated with initial public offering	5,888	—	—
Tax effect of adjustments(1)	(2,287)	(1,310)	(3,378)

Non-GAAP Net Income	$5,536	$6,416	$5,460

(1)	For the years ended December 31, 2011 and 2012, due to the impact that non-taxable expenses, i.e. stock-based compensation, had on our effective tax rate, we determined the tax effect of Non-GAAP Net Income by arriving at Non-GAAP Income before taxes, multiplying this by our statutory rate of 38.9% and the difference between our statutory tax expense and our book tax expense is the tax effect of adjustments to arrive at Non-GAAP Net Income. For the year ended December 31, 2010, the tax effect was determined on a quarterly basis using our effective tax rate for the applicable quarter.

Adjusted Free Cash Flow. Free Cash Flow consists of net cash provided by operating activities, less purchases of property and equipment and less capitalization of software development costs. Adjusted Free Cash Flow consists of Free Cash Flow plus one-time bonus payments associated with the initial public offering incurred in 2010 and acquisition related costs in 2010, 2011 and 2012, less the acquisition related escrow distribution received in 2011. We use Adjusted Free Cash Flow as a measure of liquidity because it assists us in assessing our ability to fund our growth through our generation of cash. We believe Adjusted Free Cash Flow is useful to an investor in evaluating our liquidity because Adjusted Free Cash Flow and similar measures are widely used by investors, securities analysts and other interested parties in our industry to measure a company’s liquidity without regard to revenue and expense recognition, which can vary depending upon accounting methods.

Our use of Adjusted Free Cash Flow has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	Adjusted Free Cash Flow does not reflect the interest expense or the cash requirements necessary to service interest or principal payments on our indebtedness;

•	Adjusted Free Cash Flow does not reflect one-time management bonuses associated with the initial public offering, which reduced the cash available to us;

•	Adjusted Free Cash Flow does not include acquisition related costs;

•	Adjusted Free Cash Flow removes the impact of accrual basis accounting on asset accounts and non-debt liability accounts; and

•	other companies, including companies in our industry, may calculate Adjusted Free Cash Flow differently, which reduces its usefulness as a comparative measure.

Because of these limitations, you should consider Adjusted Free Cash Flow alongside other liquidity measures, including various cash flow metrics, net income and our other GAAP results. Our management reviews Adjusted Free Cash Flow along with these other measures in order to fully evaluate our liquidity.

The following table provides a reconciliation of net cash provided by operating activities to Adjusted Free Cash Flow:

	Year Ended December 31,
	2010	2011	2012
	(Unaudited; in thousands)
Net cash provided by operating activities	$5,890	$17,407	$20,380
Purchase of property and equipment	(832)	(2,058)	(1,825)
Capitalization of software development costs	(648)	(1,004)	(3,113)

Free Cash Flow	4,410	14,345	15,442
Distribution of acquisition escrow	—	(223)	—
Acquisition related costs	265	134	306
Management bonuses associated with initial public offering	5,888	—	—

Adjusted Free Cash Flow	$10,563	$14,256	$15,748

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

Revenue Recognition

We primarily derive our revenues from subscription fees and related services, permitting customers to access and utilize our cloud-based business automation solutions for spend management. Customers may also purchase a perpetual license for certain software products.

Our contractual agreements generally contain multiple service elements and deliverables. These elements include access to the hosted software, implementation or data classification services and, on a limited basis, perpetual licenses for certain software products and related maintenance and support. We evaluate each element in a multiple element arrangement to determine whether it represents a separate unit of accounting. An element constitutes a separate unit of accounting when the delivered item has standalone value and delivery of the undelivered element is probable and within the Company’s control.

We allocate revenue to each element in an arrangement based on a selling price hierarchy. The selling price for a deliverable is based on vendor-specific objective evidence of selling price (“VSOE”), if available, third-party evidence of selling price (“TPE”), if VSOE is not available, or estimated selling price (“ESP”) if neither VSOE nor TPE is available. We allocate revenue among deliverables in an arrangement using the relative selling price method. Because we have neither VSOE nor TPE for our deliverables, the allocation of revenue is based on ESP.

Our process for determining ESP for deliverables considers multiple factors that may vary depending upon the facts and circumstances related to each deliverable. Key factors considered in developing ESP related to deliverables include established pricing and approval policies, type and size of customer, number of products purchased, and historical transactions. We regularly review ESP and maintain internal controls over the establishment and updates of these estimates.

We evaluate our SaaS subscription agreements and consider whether the associated services have stand-alone value to our customers. For arrangements when implementation services do not have stand-alone value to the customer, licenses and related implementation services are considered a single unit of accounting. Accordingly, the consideration allocated to licenses and services is recognized ratably over the term of the subscription agreement, beginning with the later of the start date specified in the subscription agreement, or the date access to the software is provided to the customer, provided all other revenue recognition criteria have been met. Fees for professional services that are contingent upon future performance are recognized ratably over the remaining subscription term once the performance milestones have been met. Alternatively, when services have stand-alone value to the customer, licenses and related services are considered separate units of accounting. For separate units of accounting, services are recognized as the services are performed and delivered to the customer and licenses are recognized over the term of the subscription arrangement, beginning with the later of the start date specified in the subscription agreement, or the date access to the software is provided to the customer, provided all other revenue recognition criteria have been met.

Revenue from sales of certain of our perpetual software products and related implementation services and maintenance is recognized as a single unit of accounting since VSOE of fair value does not exist for the contractual elements. Accordingly, revenue for all elements in these arrangements is recognized over the contractual maintenance term, which is typically one year.

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

The assumptions used in calculating the fair value of common stock options granted in 2010, 2011 and 2012 are set forth below:

	2010	2011	2012
Estimated dividend yield	0%	0%	0%
Expected stock price volatility	100.0%	80.0 – 90.0%	60.0 – 80.0%
Weighted-average risk-free interest rate	1.3% – 3.0%	1.1% – 2.7%	0.8% – 1.5%
Expected life of award (in years)	6.25	6.25	6.25

The assumptions used in calculating the fair value of stock purchase rights granted under the Employee Stock Purchase Plan in 2012 are set forth below:

2012
Estimated dividend yield	0%
Expected stock price volatility	57.3%
Weighted-average risk-free interest rate	0.13% – 0.17%
Expected life of award (in years)	0.5 – 1.0

Prior to our initial public offering in September 2010, we typically granted options on a semi-annual basis. The following table summarizes by grant date the number of stock options granted from January 1, 2010 through December 31, 2012, the per share exercise price of options and the fair value per option on each grant date:

	Number of Shares Subject	Per Share Exercise	Fair Value
Grant Date	to Options Granted	Price of Option(1)	per Option(2)
January 21, 2010	223,599	$2.26	$1.82
April 20, 2010	79,500	$8.18	$6.61
October 29, 2010	28,500	$11.45	$9.12
November 1 – December 31, 2010	9,000	$10.99 – 13.38	$8.75 – 10.68
January 1 – March 31, 2011	418,524	$12.91 – 16.02	$9.78 – 12.17
April 1 – June 30, 2011	285,000	$14.02 – 17.50	$10.66 – 13.24
July 1 – September 30, 2011	101,500	$12.61 – 17.15	$8.76 – 12.03
November 1 – December 31, 2011	30,000	$12.13 – 15.46	$8.41 – 10.74
January 1 – March 31, 2012	447,450	$14.26 – 15.39	$9.01 – 9.72
April 1 – June 30, 2012	47,500	$14.37 – 17.73	$8.06 – 9.93
July 1 – September 30, 2012	41,500	$16.93 – 18.10	$9.48 – 10.13
November 1 – December 31, 2012	13,500	$14.43 – 17.41	$8.08 – 9.75

(1)	The per share exercise price of option from January 21, 2010 to April 20, 2010 represents the determination by our board of directors of the fair value of our common stock on the date of grant, as determined by taking into account our most recent valuation of common stock. After September 24, 2010, the per share exercise price of option represents the closing sale price of our common stock on the date of grant.
(2)	As described above, the fair value per share of each option was estimated for the date of grant using the Black-Scholes option-pricing model. This model estimates the fair value by applying a series of factors including the exercise price of the option, a risk free interest rate, the expected term of the option, expected share price volatility of the underlying common stock and expected dividends on the underlying common stock. Additional information regarding the valuation of our common stock and option awards is set forth in Note 11 to our financial statements included elsewhere in this Report.

As part of our stock incentive plan, and as set forth in Note 11 to our financial statements provided under “Part II, Item 8, Financial Statements and Supplementary Data” of this Report, we have also allowed certain employees to purchase shares of our restricted stock. We held subscription notes receivable for the aggregate purchase price of the shares, of which $0 was outstanding as of December 31, 2011 and 2012. Upon employee termination, we have the option to repurchase the shares. The repurchase price is the original purchase price plus interest for unvested restricted stock and the current fair value (as determined by our board of directors prior to September 24, 2010, and subsequently as determined by the closing price of our common stock on the NASDAQ Global Market on the date of termination) for vested restricted stock. The shares generally vest ratably over two to four years. The following table summarizes by grant date the number of shares of restricted stock granted from January 1, 2010 through December 31, 2012, the per share purchase price of restricted stock and the fair value per share of restricted stock on each grant date:

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

As part of our stock incentive plan, we issued restricted stock units to our non-employee directors during 2012. Restricted stock units differ from restricted stock awards in that restricted stock units represent the right to receive shares of common stock once such shares are vested and issuable in accordance with the terms of the restricted stock units. Once issued, such shares are not subject to further restrictions. The following table summarizes by grant date the number of shares of restricted stock granted from January 1, 2012 through December 31, 2012, and the fair value per restricted stock unit on each grant date:

Grant Date	Number of Restricted Stock Units Granted	Fair Value(s) per Unit(1)
April 25, 2012	18,640	$15.02
July 31, 2012	8,895	$17.02

(1)	The fair value per unit represents the closing sale price of our common stock on the date of grant.

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

The fair value of restricted stock unit grants is equal to the closing price of our common stock on the NASDAQ Global Market on the date of grant.

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

However, if the carrying amount of the reporting unit exceeds its fair value, the second step is performed to determine if goodwill is impaired and to measure the amount of impairment loss to recognize, if any. The second step compares the implied fair value of goodwill with the carrying amount of goodwill. If the implied fair value of goodwill exceeds the carrying amount, then goodwill is not considered impaired. However, if the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The fair value of the reporting unit is allocated to all the assets and liabilities, including any previously unrecognized intangible assets, as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. We performed our annual assessment on December 31, 2012. The estimated fair value of our reporting unit exceeded its carrying amount, including goodwill, and as such, no goodwill impairment was recorded.

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

Results of Operations

The following table sets forth, for the periods indicated, our results of operations:

	Year Ended December 31,
	2010	2011	2012
	(In thousands)
Revenues	$42,477	$53,438	$66,465
Cost of revenues	9,361	13,340	20,270

Gross profit	33,116	40,098	46,195

Operating expenses:
Research and development	8,395	11,233	17,188
Sales and marketing	11,592	14,282	17,907
General and administrative	5,810	8,403	10,918
Management bonuses associated with initial public offering	5,888	—	—
Amortization of intangible assets	301	864	1,268

Total operating expenses	31,986	34,782	47,281

Income (loss) from operations	1,130	5,316	(1,086)
Interest and other income, net	1,727	298	13

Income (loss) before income taxes	2,857	5,614	(1,073)
Income tax expense	(1,114)	(2,780)	(103)

Net income (loss)	$1,743	$2,834	$(1,176)

The following table sets forth, for the periods indicated, our results of operations expressed as a percentage of revenues:

	Year Ended December 31,
	2010	2011	2012
Revenues	100%	100%	100%
Cost of revenues	22	25	31

Gross profit	78	75	69

Operating expenses:
Research and development	20	21	26
Sales and marketing	27	27	27
General and administrative	13	16	16
Management bonuses associated with initial public offering	14	—	—
Amortization of intangible assets	1	1	2

Total operating expenses	75	65	71

Income (loss) from operations	3	10	(2)
Interest and other income, net	4	—	—

Income (loss) before income taxes	7	10	(2)
Income tax expense	(3)	(5)	—

Net income (loss)	4%	5%	(2)%

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenues. Revenues for 2012 were $66.5 million, an increase of $13.1 million, or 25%, over revenues of $53.4 million for 2011. The increase in revenues resulted primarily from an increase in the number of customers from 311 as of December 31, 2011 to 428 as of December 31, 2012, excluding customers that spend less than $10,000 per year with us, recognition of a full year’s revenues for the new customers added in 2011, as well as revenue relating to customers acquired as a result of our acquisitions of Spend Radar and Upside in October 2012 and August 2012, respectively. We have increased our customer count through our continued efforts to enhance brand awareness, our sales and marketing efforts and our current year acquisitions.

Cost of Revenues. Cost of revenues in 2012 was $20.3 million, an increase of $7.0 million, or 53%, over cost of revenues of $13.3 million in 2011. As a percentage of revenues, cost of revenues increased to 31% in 2012 from 25% in 2011. The increase in dollar amount primarily resulted from a $4.6 million increase in employee-related costs attributable to our existing personnel and additional implementation service personnel, a $0.5 million increase in amortization of capitalized software, a $0.4 million increase in amortization of acquired software due to our acquisitions of Spend Radar and Upside in October 2012 and August 2012, respectively, a $0.7 million increase in allocated overhead due to increases in leased square footage of office space and increased depreciation associated with acquired and purchased property and equipment, an increase of $0.2 million in travel expenditures, and a $0.6 million increase in other spend. We had 195 full-time employee equivalents in our implementation services, supplier enablement services, customer support and client partner organizations at December 31, 2012, of which 81 were added as part of our current year acquisitions, compared to 116 full-time employee equivalents at December 31, 2011.

Research and Development Expenses. Research and development expenses for 2012 were $17.2 million, an increase of $6.0 million, or 54%, from research and development expenses of $11.2 million in 2011. As a percentage of revenues, research and development expenses increased to 26% in 2012 from 21% in 2011. The increase in dollar amount was primarily due to a $6.7 million increase in employee-related costs attributable to our existing personnel and additional research and development personnel, a $0.2 million increase in stock-based compensation expense, a $0.3 million increase in maintenance and hardware costs required to support our growing business, a $0.6 million increase in allocated overhead due to increases in leased square footage of office space and increased depreciation associated with acquired and purchased property and equipment, and a $0.3 million increase in other spend, partially offset by a $2.1 million increase in capitalization of software development costs. We had 191 full-time employee equivalents in our research and development organization at December 31, 2012, of which 68 were added as part of our current year acquisitions, compared to 78 full-time employee equivalents at December 31, 2011.

Sales and Marketing Expenses. Sales and marketing expenses for 2012 were $17.9 million, an increase of $3.6 million, or 25%, over sales and marketing expenses of $14.3 million for 2011. As a percentage of revenues, sales and marketing expenses were 27% in 2012 and 2011. The increase in dollar amount is primarily due to an increase of $2.0 million in employee-related costs from our existing personnel and additional sales and marketing personnel, a $0.4 million increase in stock-based compensation expense, an increase of $0.4 million in amortized commission expense, a $0.2 million increase in trade show and user conference related costs, a $0.2 million increase in allocated overhead due to increases in leased square footage of office space and increased depreciation associated with acquired and purchased property and equipment, and a $0.4 million increase in other spend. We had 70 full-time employee equivalents in our sales and marketing organization at December 31, 2012, of which 15 were added as part of our current year acquisitions, compared to 53 full-time employee equivalents at December 31, 2011.

General and Administrative Expenses. General and administrative expenses for 2012 were $10.9 million, an increase of $2.5 million, or 30%, from general and administrative expenses of $8.4 million for 2011. As a percentage of revenues, general and administrative expenses were 16% in 2012 and 2011. The increase in dollar amount was primarily due to a $0.4 million increase in employee-related costs attributable to our existing personnel and additional general and administrative personnel, a $0.7 million increase in stock-based compensation expense, a $0.2 million increase in acquisition related costs attributable to our acquisitions of Spend Radar and Upside in October 2012 and August 2012, respectively, a $0.2 million increase in travel expenditures, a $0.1 million increase in public company costs, a $0.1 million increase in allocated overhead due to increases in leased square footage of office space and increased depreciation associated with acquired and purchased property and equipment, and a $0.8 million increase in other spend required to support our growing business. We had 23 full-time employee equivalents in our general and administrative organization at December 31, 2012, of which 2 were added as part of our current year acquisitions, compared to 18 full-time employee equivalents at December 31, 2011.

Amortization of Intangible Assets. Amortization of intangible assets for 2012 was $1.3 million, an increase of $0.4 million, or 44% over amortization of intangible assets of $0.9 million for 2011. As a percentage of revenues, amortization of intangible assets was 2% in 2012 and 2011. The increase in dollar amount was due to amortization attributable to intangible assets acquired in connection with our Spend Radar and Upside acquisitions in October 2012 and August 2012, respectively.

(Loss) Income from Operations. Loss from operations for 2012 was $1.1 million, a decrease of $6.4 million, or 121%, from income from operations of $5.3 million for 2011. As a percentage of revenues, income from operations decreased to (2)% in 2012 from 10% in 2011. The decrease in dollar amount was primarily the result of the increase in revenues, partially offset by our planned increases in sales and development expenses required to grow and support our additional revenues, as well as the expected dilutive impact of the current year operations of the acquisitions of Spend Radar and Upside.

Income Tax Expense. Income tax expense for the year ended December 31, 2012 was $0.1 million, a decrease of $2.7 million, or 96% over income tax expense of $2.8 million for the year ended December 31, 2011. The decrease in dollar amount was due to a difference in our pre-tax net (loss) income for the year ended December 31, 2012 as compared to the year ended December 31, 2011.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenues. Revenues for 2011 were $53.4 million, an increase of $10.9 million, or 26%, over revenues of $42.5 million for 2010. The increase in revenues resulted primarily from an increase in the number of customers from 195 as of December 31, 2010 to 321 as of December 31, 2011, recognition of a full year’s revenues for the new customers added in 2010, as well as revenue relating to customers acquired as a result of our acquisition of AECsoft in January 2011. We have increased our customer count through our continued efforts to enhance brand awareness, our sales and marketing efforts and our AECsoft acquisition in January 2011.

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

Research and Development Expenses. Research and development expenses for 2011 were $11.2 million, an increase of $2.8 million, or 33%, from research and development expenses of $8.4 million for 2010. As a percentage of revenues, research and development expenses increased to 21% in 2010 from 20% in 2010. The increase in dollar amount was primarily due to a $1.5 million increase in employee-related costs attributable to our existing personnel and additional research and development personnel, a $0.8 million increase in stock-based compensation expense, a $0.4 million increase in maintenance and hardware costs required to support our growing business, and a $0.3 million increase in other research and development spend, partially offset by a $0.3 million increase in capitalization of software development costs. We had 78 full-time employee equivalents in our research and development organization at December 31, 2011, of which 2 were added as part of our acquisition of AECsoft, compared to 60 full-time employee equivalents at December 31, 2010.

Sales and Marketing Expenses. Sales and marketing expenses for 2011 were $14.3 million, an increase of $2.7 million, or 23%, over sales and marketing expenses of $11.6 million for 2010. As a percentage of revenues, sales and marketing expenses were 27% in 2011 and 2010. The increase in dollar amount is primarily due to an increase of $1.0 million in employee-related costs from our existing personnel and additional sales and marketing personnel, a $1.0 million increase in stock-based compensation expense, an increase of $0.1 million in amortized commission expense and an increase of $0.4 million of travel expenditures. We had 53 full-time employee equivalents in our sales and marketing organization at December 31, 2011, of which 4 were added as part of our acquisition of AECsoft, compared to 46 full-time employee equivalents at December 31, 2010.

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

Liquidity

Net Cash Flows from Operating Activities

Net cash provided by operating activities was $20.4 million during 2012, $17.4 million during 2011 and $5.9 million during 2010. The amount of our net cash provided by operating activities is primarily a result of the timing of cash payments from our customers, offset by the timing of our primary cash expenditures, which are employee salaries. The cash payments from our customers will fluctuate as our new business sales normally fluctuate quarterly, primarily due to the timing of client budget cycles, with the second and fourth quarters of each year generally having the most sales and the first and third quarters generally having fewer sales. The cash payments from customers are typically due annually on the anniversary date of the initial contract. The cash payments from customers were approximately $79 million during 2012, $60 million during 2011 and $45 million during 2010. The cash payments to employees are typically ratable throughout the fiscal year, with the exception of annual incentive payments, which occur in the first quarter. In addition, in 2010 we paid one-time bonuses in the amount of $5.9 million to our executives in the third quarter in connection with our initial public offering. The cash expenditures for employee salaries, including incentive payments, were approximately $38 million during 2012, $29 million during 2011 and $27 million during 2010.

For 2012, net cash provided by operating activities of $20.4 million was primarily the result of $1.2 million of net loss plus $5.2 million of stock-based compensation and $4.3 million of depreciation and amortization, a $7.9 million increase in deferred revenues, a $2.0 million increase in accrued liabilities, a $1.8 million increase in accounts payable and a $0.6 million decrease in accounts receivable, less a $0.1 million increase in prepaid expenses.

For 2011, net cash provided by operating activities of $17.4 million was primarily the result of $2.8 million of net income plus $3.9 million of stock-based compensation and $2.1 million of depreciation and amortization, a $9.1 million increase in deferred revenues, a $2.5 million decrease in deferred taxes and a $0.5 million decrease in prepaid expenses, less a $3.5 million increase in accounts receivable.

For 2010, net cash provided by operating activities of $5.9 million was primarily the result of $1.7 million of net income plus $1.1 million of stock-based compensation, a $3.9 million increase in deferred revenues and a $0.9 million decrease in deferred taxes, less a $1.7 million gain on the sale of warrants.

Our deferred revenues were $62.5 million at December 31, 2012 and $49.6 million at December 31, 2011. The increase in deferred revenues reflects growth in the total number of customers. Customers are invoiced annually in advance for their annual subscription fee and the invoices are recorded in accounts receivable and deferred revenues, which deferred revenues are then recognized ratably over the term of the subscription agreement. With respect to implementation services fees, customers are invoiced as the services are performed, typically within the first three to eight months of contract execution, and the invoices are recorded in accounts receivable and deferred revenues, which are then recognized ratably over the remaining term of the subscription agreement once the performance milestones have been met. If our sales increase, we would expect our deferred revenues balance to increase.

As of December 31, 2012, we had net operating loss carryforwards of approximately $177.4 million available to reduce future federal taxable income. In the future, we may fully utilize our available net operating loss carryforwards and would begin making income tax payments at that time. In addition, the limitations on utilizing net operating loss carryforwards and other minimum state taxes may also increase our overall tax obligations. We expect that if we generate taxable income and/or we are not allowed to use net operating loss carryforwards for federal/state income tax purposes, our cash generated from operations will be adequate to meet our income tax obligations.

Net Cash Flows from Investing Activities

For the year ended December 31, 2012, net cash used in investing activities was $20.2 million, consisting of the acquisitions of Spend Radar and Upside, net of cash acquired, of $30.2 million, various capital expenditures of $1.8 million and capitalization of $3.1 million of software development costs, partially offset by the net maturities of $14.9 million of short-term investments. For the year ended December 31, 2011, net cash used in investing activities was $35.1 million, consisting of the acquisition of AECsoft, net of cash acquired, of $7.3 million, the net purchase of $24.7 million of short-term investments, various capital expenditures of $2.1 million and capitalization of $1.0 million of software development costs. For the year ended December 31, 2010, net cash used by investing activities was $19.4 million, consisting of the purchase of $20.0 million of short-term investments, various capital expenditures of $0.8 million and capitalization of $0.6 million of software development costs, offset by proceeds from the sale of warrants of $1.7 million and a decrease in restricted cash of $0.4 million. In general, our capital expenditures are for our network infrastructure to support our increasing customer base and expected growth in new business and for internal use, such as equipment for our increasing employee headcount. The restricted cash collateralized our line of credit, which was obtained in 2008 and repaid and extinguished in 2010.

Net Cash Flows from Financing Activities

For the year ended December 31, 2012, net cash provided by financing activities was $0.5 million, representing proceeds from the exercise of common stock options. For the year ended December 31, 2011, net cash provided by financing activities was $15.1 million, consisting primarily of $15.4 million in proceeds from our public offering net of underwriting discounts, offset by $0.4 million expenditures for public offering costs. For the year ended December 31, 2010, net cash provided by financing activities was $13.9 million, consisting primarily of $53.0 million in proceeds from our public offering net of underwriting discounts, offset by $2.4 million expenditures for public offering costs, a $36.2 million payment for the redemption of all outstanding preferred stock, and a $0.4 million repayment of our line of credit.

Line of Credit

On November 2, 2012, we established a $30 million revolving credit facility to cost effectively increase our liquidity, though we have no current plans to utilize it. The facility consists of a $20 million securities secured revolving credit facility and a $10 million receivables secured revolving credit facility and will be available for use until November 2, 2015. The securities secured facility and the receivables secured facility bear interest equal to the BBA LIBOR Daily Floating Rate plus 0.75% and the BBA LIBOR Daily Floating Rate plus 1.50%, respectively. We pay a quarterly fee equal to 0.10% on any unused funds under the facility. As of December 31, 2012, we had $0 outstanding.

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

Off-Balance Sheet Arrangements

As of December 31, 2011 and 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space, we do not engage in off-balance sheet financing arrangements. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Capital Resources

Our future capital requirements may vary materially from those now planned and will depend on many factors, including the costs to develop and implement new products and services, the sales and marketing resources needed to further penetrate our targeted vertical markets as well as the broader commercial market and gain acceptance of new products we develop or acquire, the expansion of our operations in the United States and internationally and the response of competitors to our products and services. Historically, we have experienced increases in our expenditures consistent with the growth in our operations and personnel, and we anticipate that our expenditures will continue to increase as we grow our business. We expect our cost of revenues, research and development, sales and marketing, general and administrative and capital expenditures to increase in absolute dollars in the future. As a percentage of revenues, we expect cost of revenues and research and development to increase over the short-term but to return to near historical levels thereafter, sales and marketing to remain consistent, and general and administrative and capital expenditures to decline in the future. In the future, we may also acquire complementary businesses, products or technologies. We have no formal agreements or commitments with respect to any acquisitions at this time.

We believe our cash and cash equivalents and our cash flows from our operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

During the last three years, inflation and changing prices have not had a material effect on our business, and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.

Contractual and Commercial Commitment Summary

The following table summarizes our contractual obligations as of December 31, 2012. These contractual obligations require us to make future cash payments:

		Payments Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)
Operating lease commitments	$6,873	$1,986	$3,289	$1,598	$—

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

Recent Accounting Pronouncements

In July 2012, the FASB issued a revised accounting standard, which is intended to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. Specifically, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that fair value of an intangible asset is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. This standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. We will adopt this standard in the first quarter of 2013 and do not expect the adoption will have a material impact on our financial statements.

In September 2011, the FASB issued a revised accounting standard, which is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. Specifically, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two step test. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. We adopted this guidance on January 1, 2012. The adoption of this guidance did not have a material impact on our financial position, results of operations, or cash flows.

In June 2011, the FASB issued new guidance regarding the presentation of comprehensive income. The new guidance requires the presentation of the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We adopted this guidance on January 1, 2012. The adoption of this guidance did not have a material impact on our financial position, results of operations, or cash flows.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended, an evaluation as of December 31, 2011 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2012, were effective for the purposes stated above.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Spend Radar and Upside have been excluded from management’s assessment of internal control over financial reporting as of December 31, 2012 because they were acquired on October 1, 2012 and August 1, 2012, respectively. Spend Radar’s total assets and total revenues represent approximately 1% and 2%, respectively, of the consolidated financial statement amounts as of and for the year ended December 31, 2012. Upside’s total assets and total revenues represent approximately 4% and 5%, respectively, of the consolidated financial statement amounts as of and for the year ended December 31, 2012.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2012.

Our independent registered public accounting firm has issued an auditors’ report on the effectiveness of our internal controls over financial reporting, which it included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of SciQuest, Inc. and Subsidiaries

We have audited SciQuest, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SciQuest, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, SciQuest, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s consolidated financial statements as of and for the year ended December 31, 2012 and our report date March 8, 2013 expressed an unqualified opinion on those financial statements.

/s/ Ernst & Young LLP

Raleigh, North Carolina

March 8, 2013

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as a part of the report:

(1)	Financial Statements.

The following financial statements of the Company are filed herewith:

(2)	Financial Statement Schedules.

None.

(3)	Index to Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of SciQuest, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed March 9, 2011)

3.2	Amended and Restated Bylaws of SciQuest, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed March 9, 2011)

4.1	Specimen Certificate representing shares of common stock of SciQuest, Inc. (incorporated herein by reference to Exhibit 4.1 to Amendment No. 5 to Form S-1 Registration Statement, filed September 2, 2010)

4.2	Stockholders Agreement, by and among SciQuest, Inc. and certain of its stockholders, dated July 28, 2004 (incorporated herein by reference to Exhibit 4.2 to Form S-1 Registration Statement, filed March 26, 2010)

4.3	Amendment No. 1 to Stockholders Agreement, by and among SciQuest, Inc. and certain of its stockholders, dated August 2, 2010 (incorporated herein by reference to Exhibit 4.3 to Amendment No. 5 to Form S-1 Registration Statement, filed September 2, 2010)

10.1	SciQuest, Inc. 2004 Stock Incentive Plan+ (incorporated herein by reference to Exhibit 10.1 to Form S-1 Registration Statement, filed March 26, 2010)

10.2	Amendment No. 2 to SciQuest, Inc. 2004 Stock Incentive Plan+ (incorporated herein by reference to Exhibit 10.2 to Form S-1 Registration Statement, filed March 26, 2010)

10 .3	Amendment No. 3 to SciQuest, Inc. 2004 Stock Incentive Plan+ (incorporated herein by reference to Exhibit 4.5 to Form S-8 Registration Statement, filed November 5, 2010)

10 .4	Amendment No. 4 to SciQuest, Inc. 2004 Stock Incentive Plan+ (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 26, 2012)

10 .5	Form of Stock Option Grant Certificate under the SciQuest, Inc. 2004 Stock Incentive Plan+ (incorporated herein by reference to Exhibit 10.3 to Form S-1 Registration Statement, filed March 26, 2010)

10 .6	Form of Management Subscription Agreement under the SciQuest, Inc. 2004 Stock Incentive Plan+ (incorporated herein by reference to Exhibit 10.4 to Form S-1 Registration Statement, filed March 26, 2010)

10 .7	SciQuest, Inc. Employee Stock Purchase Plan+ (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed May 29, 2012)

10 .8	SciQuest, Inc. Change of Control Severance Plan+ (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 29, 2012)

10 .9	Employment Agreement by and between SciQuest, Inc. and Stephen J. Wiehe, dated February 5, 2002+ (incorporated herein by reference to Exhibit 10.7 to Form S-1 Registration Statement, filed March 26, 2010)

10 .10	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.13 to Amendment No. 1 to Form S-1 Registration Statement, filed May 11, 2010)

10 .11	Office Lease by and between SciQuest, Inc. and Duke Realty Limited Partnership, dated May 17, 2005 (incorporated herein by reference to Exhibit 10.14 to Form S-1 Registration Statement, filed March 26, 2010)

10 .12	First Amendment to Office Lease by and between SciQuest, Inc. and Duke Realty Limited Partnership, dated February 21, 2008 (incorporated herein by reference to Exhibit 10.15 to Form S-1 Registration Statement, filed March 26, 2010)

10 .13	Second Amendment to Office Lease by and between SciQuest, Inc. and Duke Realty Limited Partnership, dated February 27, 2008 (incorporated herein by reference to Exhibit 10.16 to Form S-1 Registration Statement, filed March 26, 2010)

10 .14	Assignment of Lease by and between SciQuest, Inc. and Kroy Building Products, Inc., dated February 11, 2008 (incorporated herein by reference to Exhibit 10.17 to Form S-1 Registration Statement, filed March 26, 2010)

10 .15	Office Lease by and between Duke Realty Limited Partnership and Kroy Building Products, Inc., dated September 29, 2006 (incorporated herein by reference to Exhibit 10.18 to Form S-1 Registration Statement, filed March 26, 2010)

10 .16	Second Amendment to Office Lease by and between SciQuest, Inc. and Duke Realty Limited Partnership, dated February 21, 2008 (incorporated herein by reference to Exhibit 10.19 to Form S-1 Registration Statement, filed March 26, 2010)

10 .17	Master Agreement for U.S. Availability Services between SunGard Availability Services LP and SciQuest, Inc. (incorporated herein by reference to Exhibit 10.20 to Amendment No. 1 to Form S-1 Registration Statement, filed May 11, 2010)

10 .18	Third Amendment to Office Lease, dated as of October 28, 2010, by and between Duke Realty Limited Partnership and the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 2, 2010)

10.19	Third Amendment to Office Lease, dated as of October 28, 2010, by and between Duke Realty Limited Partnership and the Company, as successor in interest to Kroy Building Products, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed November 2, 2010)

10.20	Fourth Amendment to Office Lease, dated as of June 6, 2011, by and between Duke Realty Limited Partnership and the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 8, 2011)

10.21	Fifth Amendment to Office Lease, dated as of October 10, 2011, by and between Duke Realty Limited Partnership and the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed October 13, 2011)

10.22	Stock Purchase Agreement, dated December 21, 2010, by and among SciQuest, Inc., Tom (Yitao) Ren, Ying (Lily) Xiong, John Paul Gutierrez and Ronald Dressin (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 22, 2010)

10.23	Letter Agreement, dated as of October 25, 2011, by and among Tom (Yitao) Ren, Ying (Lily) Xiong and the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed October 31, 2011)

10.24	Asset Purchase Agreement, dated July 24, 2012, by and among SciQuest, Inc., SciQuest Canada Holdings ULC, Upside Software Inc., Ashif Mawji, 937275 Alberta Ltd., 1680787 Alberta Ltd, and Mawji Family Trust (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 27, 2012)

10.25	Asset Purchase Agreement, dated September 27, 2012, by and among SciQuest, Inc., Spend Radar LLC, Brian Daniels and Rodney True (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed October 1, 2012)

10.26	Credit Agreement, dated November 2, 2012, by and among SciQuest, Inc., AECsoft USA, Inc. and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 8, 2012)

10.27	Security and Pledge Agreement, dated November 2, 2012, by and among SciQuest, Inc., AECsoft USA, Inc. and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed November 8, 2012)

21.1*	List of Subsidiaries

23.1*	Consent of Ernst & Young LLP

31.1*	Rule 13a-14(a)/15d-14(a) Certification, executed by Stephen J. Wiehe, President, Chief Executive Officer and Director of the Company

31.2*	Rule 13a-14(a)/15d-14(a) Certification, executed by Rudy C. Howard, Chief Financial Officer of the Company

32.1*	Section 1350 Certification, executed by Stephen J. Wiehe, President, Chief Executive Officer and Director of the Company

32 .2*	Section 1350 Certification, executed by Rudy C. Howard, Chief Financial Officer of the Company

101**	Interactive Data Files pursuant to Rule 405 of Regulation S-T (XBRL)

*	Documents filed herewith.
**	Pursuant to Rule 406T of SEC Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.
+	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(c) of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SCIQUEST, INC.

Date: March 8, 2013	By:	/s/ Stephen J. Wiehe
Stephen J. Wiehe
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Stephen J. Wiehe Stephen J. Wiehe	President, Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2013

/s/ Rudy C. Howard Rudy C. Howard	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 8, 2013

/s/ Noel J. Fenton Noel J. Fenton	Chairman of the Board of Directors	March 8, 2013

/s/ Jeffrey T. Barber Jeffrey T. Barber	Director	March 8, 2013

/s/ Timothy J. Buckley Timothy J. Buckley	Director	March 8, 2013

/s/ Daniel F. Gillis Daniel F. Gillis	Director	March 8, 2013

/s/ L. Steven Nelson L. Steven Nelson	Director	March 8, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of SciQuest, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of SciQuest, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SciQuest, Inc. and subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Ernst & Young LLP

Raleigh, North Carolina

March 8, 2013

SciQuest, Inc.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	As of December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$15,606	$14,958
Short-term investments	29,740	44,685
Accounts receivable, net	12,916	10,746
Prepaid expenses and other current assets	1,434	1,015
Deferred tax asset	77	70

Total current assets	59,773	71,474
Property and equipment, net	7,093	4,028
Goodwill	37,295	15,719
Intangible assets, net	16,346	5,433
Deferred project costs	6,962	7,025
Deferred tax asset, less current portion	12,682	12,634
Other	173	55

Total assets	$140,324	$116,368

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,864	$102
Accrued liabilities	8,771	5,945
Deferred revenues	47,821	36,836

Total current liabilities	58,456	42,883
Deferred revenues, less current portion	14,640	12,778
Commitments and contingencies
Stockholders’ Equity
Common stock, $0.001 par value; 50,000 shares authorized; 22,525 and 22,133 shares issued and outstanding as of December 31, 2012 and 2011, respectively	23	22
Additional paid-in capital	81,894	74,083
Accumulated other comprehensive loss	(115)	—
Accumulated deficit	(14,574)	(13,398)

Total stockholders’ equity	67,228	60,707

Total liabilities and stockholders’ equity	$140,324	$116,368

The accompanying notes are an integral part of consolidated the financial statements.

SciQuest, Inc.

Consolidated Statements of Operations and Comprehensive (Loss) Income

(in thousands, except per share amounts)

	Years Ended December 31,
	2012	2011	2010
Revenues	$66,465	$53,438	$42,477
Cost of revenues	20,270	13,340	9,361

Gross profit	46,195	40,098	33,116

Operating expenses:
Research and development	17,188	11,233	8,395
Sales and marketing	17,907	14,282	11,592
General and administrative	10,918	8,403	5,810
Management bonus plan associated with initial public offering	—	—	5,888
Amortization of intangible assets	1,268	864	301

Total operating expenses	47,281	34,782	31,986

(Loss) income from operations	(1,086)	5,316	1,130
Other income (expense):
Interest income	95	91	40
Other (expense) income, net	(82)	207	1,687

Total other income, net	13	298	1,727

(Loss) income before income taxes	(1,073)	5,614	2,857
Income tax expense	(103)	(2,780)	(1,114)

Net (loss) income	(1,176)	2,834	1,743
Dividends on redeemable preferred stock	—	—	2,079

Net (loss) income attributable to common stockholders	$(1,176)	$2,834	$(336)

Other comprehensive (loss) income:
Foreign currency translation adjustments	(115)	—	—

Comprehensive (loss) income	$(1,291)	$2,834	$(336)

Net (loss) income attributable to common stockholders per share:
Basic	$(0.05)	$0.13	$(0.02)
Diluted	$(0.05)	$0.13	$(0.02)
Weighted average shares outstanding used in computing per share amounts:
Basic	22,285	21,673	15,754
Diluted	22,285	22,241	15,754

The accompanying notes are an integral part of the consolidated financial statements.

SciQuest, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands)

				Notes	Accumulated
			Additional	Receivable	Other		Total
	Common Stock		Paid-In	from	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stockholders	Loss	Deficit	Equity (Deficit)
Balance as of December 31, 2009	14,342	$14	$—	$(769)	$—	$(16,403)	$(17,158)
Proceeds from public offering, net of underwriting discounts and offering costs	6,000	6	50,583	—	—	—	50,589
Exercise of common stock options	17	—	29	—	—	—	29
Contribution of stock to fund a charitable trust established by the Company	25	—	238	—	—	—	238
Issuance of restricted stock	96	—	216	(177)	—	—	39
Repurchase of restricted stock	(144)	—	(273)	—	—	—	(273)
Exercise of warrants	196	—	15	—	—	—	15
Payments on notes receivable from stockholders	—	—	—	4	—	—	4
Forgiveness of notes receivable	—	—	—	927	—	(927)	—
Stock-based compensation	—	—	1,088	—	—	—	1,088
Dividends accrued on redeemable preferred stock	—	—	(1,434)	—	—	(645)	(2,079)
Net income	—	—	—	—	—	1,743	1,743

Balance as of December 31, 2010	20,532	20	50,462	(15)	—	(16,232)	34,235
Proceeds from public offering, net of underwriting discounts and offering costs	1,150	1	14,996	—	—	—	14,997
Exercise of common stock options	146	1	165	—	—	—	166
Issuance of stock in connection with business acquisition	307	—	4,539	—	—	—	4,539
Repurchase of restricted stock	(28)	—	(28)	—	—	—	(28)
Exercise of warrants	26	—	—	—	—	—	—
Payments on notes receivable from stockholders	—	—	—	15	—	—	15
Stock-based compensation	—	—	3,949	—	—	—	3,949
Net income	—	—	—	—	—	2,834	2,834

Balance as of December 31, 2011	22,133	22	74,083	—	—	(13,398)	60,707
Exercise of common stock options	157	1	527	—	—	—	528
Issuance of stock in connection with business acquisitions	235	—	2,087	—	—	—	2,087
Stock-based compensation	—	—	5,197	—	—	—	5,197
Foreign currency translation adjustments	—	—	—		(115)	—	(115)
Net loss	—	—	—	—	—	(1,176)	(1,176)

Balance as of December 31, 2012	22,525	$23	$81,894	$—	$(115)	$(14,574)	$67,228

The accompanying notes are an integral part of the consolidated financial statements.

SciQuest, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities
Net (loss) income	$(1,176)	$2,834	$1,743
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	4,281	2,142	1,093
(Gain) on sale of investment	—	—	(1,700)
Stock-based compensation expense	5,197	3,949	1,088
Non-recurring contribution of stock to fund a charitable trust established by the Company	—	—	238
Deferred taxes	(55)	2,481	918
Loss from disposal of property and equipment	38	—	2
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	556	(3,515)	(1,554)
Prepaid expenses and other current assets	(145)	456	(463)
Deferred project costs and other assets	(1)	(1,263)	(626)
Accounts payable	1,764	51	5
Accrued liabilities	1,995	1,221	1,220
Deferred revenues	7,926	9,051	3,926

Net cash provided by operating activities	20,380	17,407	5,890
Cash flows from investing activities
Business acquisitions, net of cash acquired	(30,188)	(7,346)	—
Addition of capitalized software development costs	(3,113)	(1,004)	(648)
Purchase of property and equipment	(1,825)	(2,058)	(832)
Purchase of available-for-sale short-term investments	(6,020)	(36,340)	(20,000)
Maturities of available-for-sale short-term investments	20,965	11,655	—
Proceeds from sale of investment	—	—	1,700
Restricted cash	—	—	350

Net cash used in investing activities	(20,181)	(35,093)	(19,430)
Cash flows from financing activities
Proceeds from public offering, net of underwriting discount	—	15,405	53,010
Public offering costs	—	(408)	(2,421)
Redemption of preferred stock	—	—	(36,151)
Issuance of common and restricted stock	—	—	39
Repurchases of restricted stock	—	(28)	(273)
Repayment of notes payable	—	—	(350)
Collection of notes receivable from stockholders	—	15	4
Proceeds from exercise of warrants	—	—	15
Proceeds from exercise of common stock options	528	166	29

Net cash provided by financing activities	528	15,150	13,902
Effect of exchange rate change on cash and cash equivalents	(79)	—	—
Net increase (decrease) in cash and cash equivalents	648	(2,536)	362
Cash and cash equivalents at beginning of year	14,958	17,494	17,132

Cash and cash equivalents at end of year	$15,606	$14,958	$17,494

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—	$2

Supplemental disclosure of non-cash flow information
Dividends on redeemable preferred stock	$—	$—	$2,079

The accompanying notes are an integral part of the consolidated financial statements.

SciQuest, Inc.

Notes to Consolidated Financial Statements

(in thousands, except per share amounts)

1. Description of Business

SciQuest, Inc. (the Company) provides leading cloud-based business automation solutions for spend management. The Company’s solutions include procurement solutions that automate the source-to-settle process, spend analysis solutions that cleanse and classify spend data to drive and measure cost savings, supplier management solutions that integrate customers with their suppliers, contract lifecycle management solutions that automate the complete contract lifecycle from contract creation through maintenance and accounts payable solutions that automate the invoice processing and vendor payment processes. The Company’s solutions are designed to meet customer needs to reduce costs, simplify and improve visibility into key business processes, further strategic initiatives, enhance control over spending decisions and improve compliance and risk management. By simplifying and streamlining cumbersome, and often manual, processes and creating a comprehensive view of spending and compliance across the organization, organizations can identify and capitalize on opportunities to reduce costs by gaining control over suppliers, contracts, purchases and payments. The Company is headquartered in Cary, North Carolina.

Initial Public Offering

On September 24, 2010, the Company completed its initial public offering of 6,000 shares of common stock at an offering price of $9.50 per share, and the additional sale of 900 shares of common stock by selling stockholders pursuant to the underwriters’ over-allotment option. The Company received net proceeds of approximately $50,589, after payment of underwriting discounts and commissions and legal, accounting and other fees incurred in connection with the offering. Approximately $36,151 of the net proceeds were used to redeem all outstanding shares of Series A redeemable preferred stock. The Company also recognized compensation expense of approximately $5,888 related to management bonus plan payments associated with the initial public offering paid under its Exit Event Bonus Plan (refer to Note 13).

Secondary Offering

On April 5, 2011, the Company completed a secondary public offering of 1,000 shares of common stock at an offering price of $14.25 per share. On April 13, 2011, the Company completed the additional sale of 150 shares of common stock at an offering price of $14.25 per share pursuant to the underwriters’ over-allotment option. The Company received aggregate net proceeds of $14,997, after payment of underwriting discounts and commissions and legal, accounting and other fees incurred in connection with the offering and the over-allotment option.

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

Revenue Recognition

The Company primarily derives its revenues from subscription fees and related services, permitting customers to access and utilize the Company’s cloud-based business automation solutions for spend management. Customers may also purchase a perpetual license for certain software products. Revenue is recognized when there is persuasive evidence of an arrangement, the service has been provided or delivered to the customer, the collection of the fee is probable and the amount of the fee to be paid by the customer is fixed or determinable. The Company’s arrangements do not contain general rights of return.

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

The Company’s contractual agreements generally contain multiple service elements and deliverables. These elements include access to the hosted software, implementation or data classification services and, on a limited basis, perpetual licenses for certain software products and related maintenance and support. The Company evaluates each element in a multiple-element arrangement to determine whether it represents a separate unit of accounting. An element constitutes a separate unit of accounting when the delivered item has standalone value and delivery of the undelivered element is probable and within the Company’s control.

The Company allocates revenue to each element in an arrangement based on a selling price hierarchy. The selling price for a deliverable is based on vendor-specific objective evidence of selling price (“VSOE”), if available, third-party evidence of selling price (“TPE”), if VSOE is not available, or estimated selling price (“ESP”) if neither VSOE nor TPE is available. The Company allocates revenue among deliverables in an arrangement using the relative selling price method. Because the Company has neither VSOE nor TPE for its deliverables, the allocation of revenue is based on ESP.

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

The Company evaluates its SaaS subscription agreements and considers whether the associated services have standalone value to its customers. For arrangements when implementation services do not have standalone value to the customer, licenses and related implementation services are considered a single unit of accounting. Accordingly, the consideration allocated to licenses and services is recognized ratably over the term of the subscription agreement, beginning with the later of the start date specified in the subscription agreement, or the date access to the software is provided to the customer, provided all other revenue recognition criteria have been met. Fees for professional services that are contingent upon future performance are recognized ratably over the remaining subscription term once the performance milestones have been met. Alternatively, when services have standalone value to the customer, licenses and related services are considered separate units of accounting. For separate units of accounting, services are recognized as the services are performed and delivered to the customer and licenses are recognized over the term of the subscription arrangement, beginning with the later of the start date specified in the subscription agreement, or the date access to the software is provided to the customer, provided all other revenue recognition criteria have been met.

Revenue from sales of certain of the Company’s perpetual software products and related implementation services and maintenance is recognized as a single unit of accounting since VSOE of fair value does not exist for the contractual elements. Accordingly, revenue for all elements in these arrangements is recognized over the contractual maintenance term, which is typically one year.

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

Deferred Project Costs

The Company capitalizes sales commission costs that are directly related to the execution of its subscription agreements. The commissions are deferred and amortized over the contractual term of the related non-cancelable subscription agreement. The Company believes this is the appropriate method of accounting, as the commission costs are so closely related to the revenues from the subscription agreements that they should be recorded as an asset and charged to expense over the same period that the subscription revenues are recognized. Amortization of deferred commissions is included in sales and marketing expense in the accompanying consolidated statements of operations and comprehensive (loss) income. The deferred commissions are reflected within deferred project costs in the accompanying consolidated balance sheets.

Concentrations

As of December 31, 2012 and 2011, no individual customer comprised more than 10% of the accounts receivable balance. During each of the years ended December 31, 2012, 2011 and 2010, no individual customer comprised more than 10% of the Company’s revenues. During the years ended December 31, 2012, 2011 and 2010, approximately 93%, 95% and 94%, respectively, of the Company’s revenue was from sales transactions originating in the United States. As of December 31, 2012 and 2011, all of the Company’s long-lived assets were located in North America.

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

Short-Term Investments

Management determines the appropriate classification of investments at the time of purchase and evaluates such determination as of each balance sheet date. The Company’s investments were classified as available-for-sale securities and were stated at fair value at December 31, 2012 and 2011. Realized gains and losses are included in other income (expense) based on the specific identification method. There were no realized gains or losses for the years ended December 31, 2012 or 2011. Net unrealized gains and losses on available-for-sale securities are reported as a component of other comprehensive (loss) income, net of tax. As of December 31, 2012 and 2011, there were no unrealized gains or losses on available-for-sale securities. The Company regularly monitors and evaluates the fair value of its investments to identify other-than-temporary declines in value. Management believes no such declines in value existed at December 31, 2012 or 2011.

Accounts Receivable

The Company assesses the need for an allowance for doubtful accounts based on estimates of probable credit losses. This assessment is based on several factors including aging of customer accounts, known customer specific risks, historical experience and existing economic conditions. The Company generally does not require collateral for receivable balances. Accounts would be charged against the allowance after all means of collection were exhausted and recovery was considered remote. Any required provisions for doubtful accounts would be recorded in general and administrative expense. Based on management’s analysis of its outstanding accounts receivable, the Company recorded an allowance of $122 and $217 at December 31, 2012 and 2011, respectively. For the years ended December 31, 2012, 2011 and 2010, no expense was recorded for uncollectible receivables.

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

Software Development Costs

The Company incurs certain costs associated with the development of its cloud-based solution, which are accounted for as internal-use software. Certain qualifying costs incurred during the application development phase are capitalized and amortized to expense over the estimated useful life of the related applications, which is generally three years.

Although the Company’s development efforts are primarily focused on its hosted, cloud-based solution, the Company also incurs costs in connection with the development of certain of its software products licensed to customers on a perpetual basis, which are accounted for as costs of software to be sold, leased or otherwise marketed. Under this guidance, capitalization of software development costs begins upon the establishment of technological feasibility (based on a working model approach), subject to net realizable value considerations. To date, the period between achieving technological feasibility and the general availability of such software has substantially coincided; therefore, software development costs for these products that would qualify for capitalization have been immaterial. Accordingly, the Company has not capitalized any software development costs related to these software products and has charged all such costs to research and development expense.

Goodwill

Goodwill represents the excess of the cost of an acquired entity over the net fair value of the identifiable assets acquired and liabilities assumed. Goodwill is not amortized, but rather is assessed for impairment at least annually. Additionally, the Company would also review the carrying value of goodwill whenever events or changes in circumstances indicated that its carrying amount may not be recoverable. The Company has concluded that it has one reporting unit for purposes of its annual goodwill impairment testing. To assess goodwill impairment, the first step is to identify if a potential impairment exists by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to have a potential impairment and the second step of the impairment test is not necessary. The Company performed its annual assessment on December 31, 2012. The estimated fair value of the Company’s reporting unit exceeded its carrying amount, including goodwill, and as such, no goodwill impairment was recorded.

Long-Lived Assets

The Company evaluates the recoverability of its property and equipment and other long-lived assets, including acquired technology and customer relationships, when events change or circumstances indicate the carrying amount may not be recoverable. If such events or changes in circumstances are present, the undiscounted cash flow method is used to determine whether the asset is impaired. An impairment loss is recognized when, and to the extent, the net book value of such assets exceeds the fair value of the assets or the business to which the assets relate. Cash flows would include the estimated terminal value of the asset and exclude any interest charges. The discount rate utilized would be based on the Company’s best estimate of the related risks and return at the time the impairment assessment is made. There were no impairments of the Company’s long-lived assets during the years ended December 31, 2012 and 2011.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of costs, including salaries and sales commissions, of all personnel involved in the sales process. Sales and marketing expenses also include costs of advertising, trade shows, certain indirect costs and allocated fixed asset depreciation and facilities costs. Advertising costs are expensed as incurred. Advertising expenses totaled approximately $522, $435 and $635 for the years ended December 31, 2012, 2011 and 2010, respectively.

Stock-Based Compensation

Stock-based payments to employees, including grants of employee stock options, are recognized in the consolidated statement of operations and comprehensive (loss) income based on their fair values. Stock-based compensation costs are measured at the grant date based on the fair value of the award and are recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.

Stock-based compensation costs are based on the fair value of the underlying option calculated using the Black-Scholes option-pricing model on the date of grant for stock options. Determining the appropriate fair value model and related assumptions requires judgment, including estimating stock price volatility, forfeiture rates and expected term. The expected volatility rates are estimated based on the actual volatility of comparable public companies over the expected term. The expected term for the years ended December 31, 2012, 2011 and 2010, represents the average time that options that vest are expected to be outstanding based on the mid-point between the vesting date and the end of the contractual term of the award. The Company has not paid dividends and does not anticipate paying a cash dividend in the foreseeable future and, accordingly, uses an expected dividend yield of zero. The risk-free interest rate is based on the rate of U.S. Treasury securities with maturities consistent with the estimated expected term of the awards.

Foreign Currency and Operations

The reporting currency for all periods presented is the U.S. dollar. The functional currency for the Company’s foreign subsidiaries is their local currency. The translation of each subsidiary’s financial statements into U.S. dollars is performed for assets and liabilities using exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period. The resulting translation adjustments are recognized in accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Realized foreign currency transaction gains and losses are included in other income (expense) in the consolidated statements of operations and comprehensive (loss) income.

(Loss) Income Per Share

Basic net (loss) income per share is computed by dividing net (loss) income attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Outstanding unvested restricted stock purchased by employees is subject to repurchase by the Company and therefore is not included in the calculation of the weighted-average shares outstanding until vested. Diluted net income per share is computed giving effect to all potentially dilutive common stock, including options and restricted stock. The dilutive effect of outstanding awards is reflected in diluted earnings per share by application of the treasury stock method.

The following summarizes the calculation of basic and diluted net (loss) income attributable to common stockholders per share:

	Year Ended December 31,
	2012	2011	2010
Basic:
Net (loss) income	$(1,176)	$2,834	$1,743
Less: Dividends on redeemable preferred stock	—	—	2,079

Net (loss) income attributable to common stockholders	$(1,176)	$2,834	$(336)

Weighted average common shares, basic	22,285	21,673	15,754
Basic net (loss) income attributable to common stockholders per share	$(0.05)	$0.13	$(0.02)

Diluted:
Net (loss) income attributable to common stockholders	$(1,176)	$2,834	$(336)
Weighted average common shares, basic	22,285	21,673	15,754
Dilutive effect of:
Options to purchase common stock	—	455	—
Nonvested shares of restricted stock	—	113	—

Weighted average common shares, diluted	22,285	22,241	15,754

Diluted net (loss) income attributable to common stockholders per share	$(0.05)	$0.13	$(0.02)

The following equity instruments have been excluded from diluted net (loss) income per common share as they would be anti-dilutive:

	Year Ended December 31,
	2012	2011	2010
Common stock options	276	280	52

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

3. Business Combinations

Spend Radar

On October 1, 2012, the Company completed the acquisition of substantially all of the assets of Spend Radar LLC (“Spend Radar”), a leading provider of spend analysis solutions. The acquisition of Spend Radar added cloud-based software for cleansing and classifying spend data to drive and measure cost savings to the Company’s existing business automation solutions for spend management.

The purchase price consisted of $8,000 in cash and 113 shares of the Company’s common stock at a fair value of $2,087. The purchase price included $1,200 in cash and 17 shares of common stock that was deposited in escrow to satisfy potential indemnification claims. Up to $6,000 in cash may be paid and 85 shares of the Company’s common stock may be issued based on the successful achievement of certain performance targets and continued employment with the Company from the closing date to December 31, 2013. The performance conditions for the first performance period were met and the Company will pay $1,200 and will issue 17 shares of common stock on or before April 30, 2013. The cash earn-out is being recognized as compensation expense in the consolidated statement of operations and comprehensive (loss) income in the period in which it is earned. The fair value of the shares under the stock earn-out is being recognized as stock-based compensation expense in the consolidated statement of operations and comprehensive (loss) income over the requisite service period of the award. During the year ended December 31, 2012, the Company recognized compensation expense of $1,200 and stock-based compensation expense of $300 related to this earn-out arrangement.

The Company incurred acquisition costs of approximately $56 during the year ended December 31, 2012, which are included in general and administrative expense in the consolidated statements of operations and comprehensive (loss) income. The acquisition was accounted for under the purchase method of accounting. The operating results of Spend Radar are included in the accompanying consolidated financial statements from the date of acquisition.

The purchase consideration consisted of the following:

Cash	$8,000
Fair value of common stock	2,087

Total purchase consideration	$10,087
Cash acquired	259

Net purchase consideration	$9,828

The purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. Acquired technology, trademarks and the covenant not to compete are amortized on a straight-line basis over their respective estimated useful lives. Acquired customer relationships are amortized over a five-year estimated life in a pattern consistent with which the economic benefit is expected to be realized. The excess of the purchase price over the net tangible and identifiable intangible assets acquired was recorded as goodwill, which is deductible for tax purposes. This asset is attributed to a trained workforce and buyer-specific value resulting from synergies that are not included in the fair values of assets.

The allocation of the purchase price as of the acquisition date was as follows:

	Estimated Useful Life	Estimated Fair Value
Accounts receivable		$634
Prepaid expenses and other current assets		100
Property and equipment		147
Covenant not to compete	5 years	203
Trademarks	5 years	566
Acquired technology	7 years	2,693
Customer relationships	5 years	1,338
Goodwill		5,682
Accrued expenses		(305)
Deferred revenues		(1,230)

Total purchase consideration		$9,828

The measurement period for the acquisition purchase accounting was closed December 31, 2012.

Upside Software

On August 1, 2012, the Company completed the acquisition of substantially all of the assets of Upside Software, Inc. (“Upside”), a privately-owned Canadian corporation that provides contract lifecycle management solutions. The acquisition of Upside added a contract lifecycle management solution, which includes collaborative contract creation and maintenance technology, to the Company’s existing business automation solutions for spend management.

The purchase price consisted of $22,447 in cash. The purchase price included $2,800 in cash that was deposited in escrow to satisfy potential indemnification claims. The Company incurred acquisition costs of approximately $250 during the year ended December 31, 2012, which are included in general and administrative expense in the consolidated statements of operations and comprehensive (loss) income. The acquisition was accounted for under the purchase method of accounting. The operating results of Upside are included in the accompanying consolidated financial statements from the date of acquisition.

The purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. Acquired technology, trademarks and the covenant not to compete are amortized on a straight-line basis over their respective estimated useful lives. Acquired customer relationships are amortized over a ten-year estimated life in a pattern consistent with which the economic benefit is expected to be realized. The excess of the purchase price over the net tangible and identifiable intangible assets acquired was recorded as goodwill, which is deductible for tax purposes. This asset is attributed to a trained workforce and buyer-specific value resulting from synergies that are not included in the fair values of assets.

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

The measurement period for the acquisition purchase accounting was closed December 31, 2012.

AECsoft

On December 21, 2010, the Company entered into a Stock Purchase Agreement to acquire all of the issued and outstanding shares of capital stock of AECsoft USA, Inc., a Texas corporation, and AEC Global (Shanghai) Co., Ltd., a Chinese corporation (collectively, “AECsoft”), which together are a leading provider of supplier management and sourcing technology.

The Company completed the acquisition of AECsoft, USA, Inc. on January 1, 2011 and the acquisition of AEC Global (Shanghai) Co., Ltd. on March 31, 2011. The acquisition of AECsoft added comprehensive supplier management, sourcing and compliance reporting to the Company’s existing business automation solutions for spend management.

The total purchase price of $13,795 consisted of $9,256 in cash and 351 shares of the Company’s common stock at a fair value of $4,539. The issuance of 25 of these shares, with an estimated fair value of $300, is subject to successful completion of certain performance targets under an earn-out arrangement with a former shareholder of AECsoft. Additionally, 300 shares of the Company’s common stock may be issued under an earn-out arrangement with the other former shareholders of AECsoft, upon the successful achievement of performance conditions over the next three fiscal years, including continued employment with the Company. The performance conditions for 2011 were met in full, and the Company issued 122 shares of common stock on April 14, 2012. The performance conditions for 2012 were met in full, and we will issue 122 shares of common stock on or about March 31, 2013. The fair value of these shares is being recognized as stock-based compensation expense in the consolidated statement of operations and comprehensive (loss) income over the requisite service period of the award. During the years ended December 31, 2012 and 2011, the Company recognized stock-based compensation expense of $1,466 and $1,466, respectively, related to this earn-out arrangement.

The Company incurred acquisition costs of approximately $134 during the year ended December 31, 2011, which are included in general and administrative expense in the consolidated statements of operations and comprehensive (loss) income. The acquisition was accounted for under the purchase method of accounting. The operating results of AECsoft are included in the accompanying consolidated financial statements from the date of acquisition.

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

4. Cash Equivalents and Short-Term Investments

The components of cash equivalents and short-term investments at December 31, 2012 and 2011 are as follows:

	December 31, 2012		December 31, 2011
		Fair Market		Fair Market
	Cost	Value	Cost	Value
Cash Equivalents:
Money market accounts	$3,108	$3,108	$9,623	$9,623
Short-term investments:
Variable rate demand notes	29,740	29,740	44,685	44,685

Total	$32,848	$32,848	$54,308	$54,308

There were no unrealized gains or losses as of December 31, 2012 or 2011.

As of January 1, 2010, the Company had outstanding warrants to purchase a 15% equity interest in an unaffiliated private company for an aggregate consideration of one cent at any time until December 31, 2024. Due to the lack of quoted prices from an active market for these or similar equity instruments of the investee, the Company carried this investment at its cost basis of zero. In March 2010, the outstanding warrants were purchased back by the unaffiliated company for a total cash consideration of $1,700, which is recorded within other income in the accompanying consolidated statement of operations and comprehensive (loss) income for the year ended December 31, 2010.

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

As of December 31, 2012 and 2011, the Company had cash equivalents of $3,108 and $9,623, respectively, which consist of money market accounts. As of December 31, 2012 and 2011, the Company had short-term investments of $29,740 and $44,685, respectively, which consist of variable rate demand notes that are invested in corporate and municipal bonds. These variable rate demand notes have final maturities between 2017 and 2042, but are puttable by the Company at any time with seven days notice. These cash equivalents and short-term investments are classified within Level 1 of the fair value hierarchy since they are valued using quoted market prices. As of December 31, 2012 and December 31, 2011, the Company did not have any financial assets or liabilities with observable inputs not quoted on active markets (Level 2), or without observable market values that would require a high level of judgment to determine fair value (Level 3).

The fair value measurements of the Company’s financial assets at December 31, 2012 are as follows:

	Total	Level 1	Level 2	Level 3
Cash Equivalents	$3,108	$3,108	$—	$—
Short-term investments	29,740	29,740	—	—

Total	$32,848	$32,848	$—	$—

The fair value measurements of the Company’s financial assets at December 31, 2011 are as follows:

	Total	Level 1	Level 2	Level 3
Cash Equivalents	$9,623	$9,623	$—	$—
Short-term investments	44,685	44,685	—	—

Total	$54,308	$54,308	$—	$—

6. Property and Equipment

Property and equipment consist of the following as of December 31, 2012 and 2011:

	As of December 31,
	2012	2011
Furniture and fixtures	$1,200	$1,144
Computer software and equipment	11,230	6,824
Leasehold improvements	681	616

Total costs	13,111	8,584
Less accumulated depreciation and amortization	(6,018)	(4,556)

Property and equipment, net	$7,093	$4,028

Depreciation expense related to property and equipment (excluding capitalized internal-use software) for the years ended December 31, 2012, 2011 and 2010 was $1,532, $719 and $551, respectively. During 2012, the Company disposed of computer software and equipment with an original cost of $1,036 and accumulated depreciation of $998. The Company recognized a loss in the accompanying consolidated statements of operations and comprehensive (loss) income of $38 during the year ended December 31, 2012 related to this disposal. The Company disposed of fully-depreciated computer software and equipment with a cost of $237 during the year ended December 31, 2011. During 2010, the Company disposed of computer software and equipment with an original cost of $96 and accumulated depreciation of $94. The Company recognized a loss in the accompanying consolidated statements of operations and comprehensive (loss) income of $2 during the year ended December 31, 2010 related to this disposal.

Computer software and equipment includes capitalized software development costs incurred during development of the Company’s cloud-based solution. The Company capitalized software development costs of $3,113 and $1,004 during the years ended December 31, 2012 and 2011, respectively. Net capitalized software development costs totaled $3,567 and $1,382 as of December 31, 2012 and 2011, respectively. Amortization expense for the years ended December 31, 2012, 2011 and 2010 related to capitalized software development costs was $928, $390 and $241, respectively, which is classified within cost of revenues in the accompanying consolidated statements of operations and comprehensive (loss) income.

7. Goodwill and Other Intangible Assets

The Company acquired goodwill and certain identifiable intangible assets as part of the acquisitions in October 2012, August 2012 and January 2011 and the going private transaction in July 2004.

The changes in the carrying amount of goodwill for the years ended December 31, 2012 and 2011 were as follows:

Balance as of December 31, 2010	$6,765
Goodwill acquired	8,954

Balance as of December 31, 2011	15,719

Goodwill acquired	21,609
Foreign currency translation	(33)

Balance at December 31, 2012	$37,295

As the functional currency of the Company’s foreign subsidiary, where goodwill is recorded, is its local currency, there are related foreign currency translation adjustments. The foreign currency is translated into U.S. dollars using the exchange rate in effect at period end. Adjustments are included in other comprehensive (loss) income.

A summary of intangible assets as of December 31, 2012 and 2011 follows:

		December 31, 2012
	Weighted Average AmortizationPeriod	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	7 years	$16,024	$(8,771)	$7,253
Customer relationships	10 years	12,987	(6,580)	6,407
Customer relationships	5 years	1,338	(112)	1,226
Covenant not to compete	5 years	284	(33)	251
Acquired trademarks	5 years	828	(49)	779
Trademarks		430	—	430

Total		$31,891	$(15,545)	$16,346

		December 31, 2011
	Weighted Average AmortizationPeriod	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	7 years	$9,276	$(8,268)	$1,008
Customer relationships	10 years	9,400	(5,446)	3,954
Covenant not to compete	5 years	51	(10)	41
Trademarks		430	—	430

Total		$19,157	$(13,724)	$5,433

As the functional currency of the Company’s foreign subsidiary, where certain intangible assets are recorded, is its local currency, there are related foreign currency translation adjustments. The foreign currency is translated into U.S. dollars using the exchange rate in effect at period end, with any adjustment included in other comprehensive (loss) income.

Amortization expense of intangible assets was $1,821, $1,033 and $301 for the years ended December 31, 2012, 2011 and 2010, respectively, of which $553, $168 and $0 is recorded in cost of revenues in the accompanying consolidated statements of operations and comprehensive (loss) income for the years ended December 31, 2012, 2011 and 2010, respectively.

The Company estimates the following amortization expense related to its intangible assets for the years ended December 31:

2013	$3,197
2014	2,890
2015	2,546
2016	2,292
2017	2,003
Thereafter	2,988

$15,916

8. Accrued Liabilities

Current accrued liabilities are comprised of the following as of December 31, 2012 and 2011:

	As of December 31,
	2012	2011
Accrued compensation	$6,192	$3,869
Accrued consulting and professional services	367	247
Accrued rent	655	531
Accrued leasehold improvements	—	396
Customer deposits	362	149
Other	1,195	753

Total	$8,771	$5,945

9. Debt

On November 2, 2012, the Company established a $30,000 revolving credit facility which will be available for use until November 2, 2015. The revolving credit facility will be used for general corporate purposes. The facility consists of a $20,000 securities secured revolving credit facility and a $10,000 receivables secured revolving credit facility. The securities secured revolving credit facility and the receivables secured revolving credit facility bear interest equal to the BBA LIBOR Daily Floating Rate plus 0.75% and the BBA LIBOR Daily Floating Rate plus 1.50%, respectively. In addition, the Company pays a quarterly fee equal to 0.10% on any unused funds under the facility. As collateral for extension of credit under the facility, the Company and its domestic subsidiary granted security interests in substantially all of their assets, and the Company pledged the stock of its domestic subsidiary and 66% of the shares of one of its foreign subsidiaries. As of December 31, 2012, the Company had $0 outstanding under the revolving credit facility.

On October 30, 2008, the Company entered into a credit agreement with a bank which provided for borrowings of up to $2,500. Interest accrued on the unpaid principal balance at the LIBOR Market Index Rate plus 1.5%. In accordance with the terms of the agreement, the Company maintained a restricted cash balance in the amount equal to the outstanding credit balance. In March 2010, the Company fully repaid the outstanding balance under its line of credit of $350, plus accrued interest, and closed the credit agreement. In accordance with the terms of the credit agreement, the restricted cash balance became unrestricted upon the repayment and closing of the credit agreement.

10. Preferred Stock and Redeemable Preferred Stock

As of December 31, 2012 and 2011, the Company was authorized to issue up to 5,000 shares of $0.001 par value preferred stock, of which 222 shares are designated as Series A redeemable preferred stock. The Company’s Board of Directors has the authority to issue up to 4,778 shares of preferred stock in one or more series and to fix the designations, rights, preferences and privileges and any qualifications, limitations or restrictions of the shares of each such series of preferred stock, including dividend rights and rates, conversion rights, voting rights, terms of redemption including price and sinking fund provisions, liquidation preferences and number of shares constituting any series or the designation of that series.

As discussed in Note 1, approximately $36,151 of the net proceeds from the initial public offering were used to redeem all outstanding shares of Series A redeemable preferred stock. As of December 31, 2012 and 2011, no shares of preferred stock or redeemable preferred stock were outstanding.

11. Stockholders’ Equity

Reverse Stock Split

On September 20, 2010, the Company filed an amended and restated certificate of incorporation that (1) effected a one-for-two reverse split of all the outstanding shares of common stock, (2) increased the number of shares of authorized common stock to 50,000 and (3) increased the number of shares of authorized preferred stock to 5,000. All issued and outstanding common stock and per share amounts contained in the consolidated financial statements have been retroactively adjusted to reflect this reverse stock split for all periods presented.

Stock Incentive Plan

The Company adopted a stock incentive plan (the Plan) on August 27, 2004. The Plan, as amended, allows the Company to grant up to 5,308 common stock options, stock appreciation rights (SARs), restricted stock units and restricted stock awards to employees, board members and others who contribute materially to the success of the Company. The Company’s Board of Directors approves the terms of stock options granted. Individual option grants generally become exercisable ratably over a period of four years from the grant date. The contractual term of the options is approximately ten years from the date of grant.

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

The following summarizes the activity of nonvested shares of restricted stock for the years ended December 31, 2012 and 2011:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested as of December 31, 2010	174	$1.62
Vested	(82)	1.70
Repurchased	(28)	1.58

Nonvested as of December 31, 2011	64	1.66

Vested	(47)	1.69

Nonvested as of December 31, 2012	17	$1.58

In conjunction with the issuance of these restricted shares, subscription note agreements were executed for certain employees. The notes are payable in four annual payments due January 1 of each calendar year and bear interest at 6%. As of December 31, 2012 and 2011, the balance outstanding for these subscription note agreements was $0.

Restricted stock awards are recognized in the consolidated statements of operations and comprehensive (loss) income based on their fair values. As a result of the notes receivable being deemed nonrecourse for accounting purposes and other contractual provisions in the agreements, the related restricted stock grants are considered stock options for accounting purposes. Stock-based compensation expense of $77, $140 and $148 was recorded during the years ended December 31, 2012, 2011 and 2010, respectively, in connection with these restricted stock awards. The total unrecognized compensation cost related to nonvested shares of restricted stock is approximately $28 at December 31, 2012. This amount is expected to be recognized over a weighted-average period of 1.0 years.

On March 20, 2010, the Board of Directors authorized the forgiveness of the outstanding balance of the subscription note agreements issued by certain employees in connection with their previous purchases of the Company’s restricted stock. A total of $1,016 was forgiven, which included the outstanding principal note amount plus accrued but unpaid interest. The Company accounted for the forgiveness of the outstanding note balance as a modification of a stock option for accounting purposes. Accordingly, the Company measured incremental compensation expense of $746 in connection with this modification. Incremental compensation expense of $518 related to the vested shares of restricted stock was recognized immediately at the date of modification. Incremental compensation expense of $228 related to the unvested shares is being recognized as additional compensation expense over the remaining vesting period. During the years ended December 31, 2012, 2011 and 2010, the Company recognized compensation expense of $33, $82 and $584, respectively, related to this modification.

During the years ended December 31, 2011 and 2010, the Company repurchased 28 and 144 shares of vested and unvested restricted stock for $28 and $273, respectively, in connection with the termination of one employee in each of the years.

As part of the Plan, the Company issued restricted stock units to its non-employee directors during 2012. Restricted stock units differ from restricted stock awards in that restricted stock units represent the right to receive shares of common stock once such shares are vested and issuable in accordance with the terms of the restricted stock units. Once issued, such shares are not subject to further restrictions. Stock-based compensation expense related to these restricted stock units is recognized in the consolidated statements of operations and comprehensive (loss) income based on the fair value of these awards, which is the grant date market value of the Company’s common stock. Stock-based compensation expense of $256 was recorded during the year ended December 31, 2012 in connection with these restricted stock units. The total unrecognized compensation cost related to these awards is approximately $176 at December 31, 2012. This amount is expected to be recognized over a weighted-average period of 0.5 years.

The following summarizes the activity of restricted stock units for the year ended December 31, 2012:

	Number of Shares	Weighted- Average Grant Date Fair Value
Balance as of December 31, 2011	—	—
Issued	28	$15.67
Vested	—	—

Nonvested as of December 31, 2012	28	$15.67

Stock Options

The Company also issues common stock options under the terms of the Plan. The following summarizes stock option activity for the year ended December 31, 2012:

	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value as of December 31, 2012
Balance as of December 31, 2011	1,323	$9.53	8.3	$6,864

Options granted	550	$14.91
Options exercised	(157)	$3.34
Options canceled	(163)	$14.92

Balance as of December 31, 2012	1,553	$11.50	8.1	$6,866

Vested and expected to vest at December 31, 2012	1,385	$11.25	8.0	$6,658

Exercisable as of December 31, 2012	710	$9.06	7.3	$4,842

The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying awards and the estimated fair value of the Company’s common stock at December 31, 2012 multiplied by the number of shares that would have been received by the option holders had all option holders exercised their options on December 31, 2012. The aggregate intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was $1,774, $1,900 and $127, respectively.

The total unrecognized compensation cost related to outstanding stock options is $7,439 at December 31, 2012. This amount is expected to be recognized over a weighted-average period of 2.7 years.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2012:

				Options Exercisable at
	Options Outstanding at December 31, 2012			December 31, 2012
		Weighted-Average
		Remaining	Weighted-		Weighted-
Range of		Contractual Life	Average		Average
Exercise Price	Number	(Yrs.)	Exercise Price	Number	Exercise Price
$0.08 — $ 0.14	44	2.6	$0.10	45	$0.10
$0.14 — $ 1.90	9	6.2	1.69	8	1.67
$2.04— $ 8.18	343	6.7	3.32	266	3.13
$11.45 — $17.41	1,139	8.6	14.40	389	14.23
$17.50 — $18.10	18	9.1	17.68	2	17.50

Total	1,553	8.1	$11.50	710	$9.06

The fair value of common stock options for employees and non-employees is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:

	2012	2011	2010
Estimated dividend yield	0%	0%	0%
Expected stock price volatility	60.00 – 80.00%	80.00 – 90.00%	100.00%
Weighted-average risk-free interest rate	0.8% – 1.5%	1.1% – 2.7%	1.3% –3.0%
Expected life of options (in years)	6.25	6.25	6.25

Stock-based compensation expense of $2,925, $2,261 and $356 was recorded during the years ended December 31, 2012, 2011 and 2010, respectively, related to the Company’s outstanding stock options. The weighted average grant date fair value per share for stock options granted in 2012, 2011 and 2010 was $9.22, $10.68 and $3.76, respectively.

As discussed in Note 3, the Company recognized stock-based compensation expense of $300 in the accompanying consolidated statement of operations and comprehensive (loss) income for the year ended December 31, 2012 related to the earn-out arrangement associated with the Spend Radar acquisition. In addition, the Company recognized stock-based compensation expense of $1,466 and $1,466 in the accompanying consolidated statements of operations and comprehensive (loss) income for the years ended December 31, 2012 and 2011, respectively, related to the earn-out arrangement with certain former shareholders of AECsoft.

Employee Stock Purchase Plan

The Company adopted an Employee Stock Purchase Plan (the “Purchase Plan”) effective June 1, 2012. In order to qualify the Purchase Plan in accordance with the Internal Revenue Code of 1986, as amended, the Company’s stockholders must approve the Purchase Plan within 12 months following its commencement. The Company anticipates submitting the Purchase Plan to a vote of its stockholders at the 2013 annual meeting, which is expected to occur in April 2013. If the stockholders do not approve the Purchase Plan at the 2013 annual meeting, the Purchase Plan will be terminated and all contributions made by participants will be returned. Any person that is employed by the Company for the thirty day period immediately preceding the offering date in a given purchase period will be eligible to participate in the plan for that purchase period. Eligible employees can contribute up to 10% of their gross earnings for each pay period, up to a maximum of $25 for any calendar year. The initial offering period that commenced on June 1, 2012 is a period of 12 months, and thereafter six month offering periods begin on December 1 and June 1 of each year. During the offering period eligible employees may elect to purchase shares of the Company’s common stock according to the terms of the offering. The per share purchase price is equal to the lessor of 85% of the fair market value of the Company’s common stock on the offering date or 85% of the fair market value of the Company’s common stock on the purchase date. As of December 31, 2012, 1,000 shares of common stock were available for issuance to participating employees under the Purchase Plan. During the year ended December 31, 2012, the Company recognized stock-based compensation expense of $140 related to the Purchase Plan.

The fair value of stock purchase rights granted under the Purchase Plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:

2012
Estimated dividend yield	0%
Expected stock price volatility	57.3%
Weighted-average risk-free interest rate	0.13% – 0.17%
Expected life of options (in years)	0.5 – 1.0

Warrants

At December 31, 2010, the Company had warrants outstanding representing 26 shares of common stock, with all of the warrants being exercisable to purchase the Company’s common stock at $0.08 per share. The fair value of each warrant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 3.47%; expected lives of five years; dividend yield of 0%; and volatility factor of 80%. All warrants were issued in conjunction with prior credit agreements that have since terminated and the fair value of the warrants was recorded as a financing cost and amortized to interest expense over the term of the related debt. In February 2011, the outstanding warrants were exercised at a purchase price of $0.08 per share. The warrant holders utilized a cashless exercise option, resulting in 26 shares of common stock issued. As of December 31, 2012 and 2011, there were no outstanding warrants.

Charitable Donation

On September 23, 2010, the Company made a non-recurring contribution of 25 shares of its outstanding common stock as a charitable donation to an unrelated charitable foundation to fund a charitable trust established by the Company. The Company recognized $238 as general and administrative expense during the year ended December 31, 2010 related to this donation, which was calculated using the Company’s public offering price of $9.50 per share.

Summary of Shares Reserved

The following table summarizes the number of shares outstanding and the number of shares available for future grant under the stock incentive plan at December 31, 2012:

December 31, 2012
Number of stock options outstanding	1,553
Weighted average exercise price	$11.50
Weighted average term (in years)	8.1
Number of shares under full-value awards outstanding
Vested	2,167
Unvested	45
Number of shares issued pursuant to exercised stock options	371
Number of shares remaining for future grants
SciQuest, Inc. 2004 Stock Incentive Plan	1,172

12. Income Taxes

The following are the components of (loss) income before income taxes:

	2012	2011	2010
Domestic	$(940)	$5,695	$2,857
Foreign	(133)	(81)	—

Total	$(1,073)	$5,614	$2,857

The provision for (benefit from) income taxes in the accompanying consolidated statements of operations and comprehensive (loss) income for the years ended December 31, 2012, 2011 and 2010 consisted of the following:

	2012	2011	2010
Current
Federal	$89	$100	$102
Foreign	—	—	—
State	69	199	95

	158	299	197

Deferred
Federal	76	2,240	905
Foreign	—	—	—
State	(131)	241	12

	(55)	2,481	917

Income tax expense	$103	$2,780	$1,114

A reconciliation of the statutory income tax rate to the effective income tax rate is as follows:

	Year Ended December 31,
	2012	2011	2010
US federal tax at statutory rate	34%	34%	34%
State taxes (net of federal benefit)	6%	5%	5%
Foreign rate differential	(18)%	0%	0%
Branch loss benefit at statutory rate	95%	0%	0%
Stock compensation expense	2%	0%	0%
Stock acquisition – additional purchase price	(51)%	8%	0%
Nondeductible meals and entertainment	(4)%	2%	5%
Decrease in credit carryforwards	0%	(1)%	(6)%
Expiration of state loss carryforwards	(168)%	0%	0%
Expiration of federal loss carryforwards	(57)%	0%	0%
Change in valuation allowance	141%	0%	0%
Payable reclass	3%	0%	0%
Provision to return adjustments	6%	0%	0%
Other	1%	2%	1%

Income tax expense	(10)%	50%	39%

The Company has reevaluated its federal and state loss carryforwards during 2012 and determined that various losses will never be utilized based on the section 382 limit. Therefore, the Company has reduced its deferred tax asset related to these losses. These deferred tax assets previously had a full valuation provided against them. The Company has no tax expense(benefit) related to the removal of the NOL’s.

The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset at December 31, 2012 and 2011 are as follows:

	2012	2011
Deferred tax assets:
Compensation accruals	$352	$247
Other accruals	34	83

Gross current deferred tax asset	386	330
Less: valuation allowance for current deferred tax asset	(309)	(260)

Net current deferred tax asset	77	70
Net operating loss carryforwards	65,145	68,985
Foreign loss carryforward	896	—
Research and development tax credits	1,491	1,491
Deferred revenues	5,514	4,935
Stock compensation	1,242	472
Capitalized earn-out payments	565	—
Other credits	392	317
Other	214	240

Gross non-current deferred tax asset	75,459	76,440
Less: valuation allowance for non-current deferred tax asset	(58,701)	(60,289)

Net non-current deferred tax asset	16,758	16,151
Total deferred tax assets	16,835	16,221

Deferred tax liabilities:
Depreciation and amortization	1,062	892
Customer contracts	81	148
Trade names	162	166
Capitalized software costs	1,333	523
Identifiable intangibles	1,424	1,788
Other	14	—

Total deferred tax liabilities	4,076	3,517

Net deferred tax assets	$12,759	$12,704

On August 1, 2012 the Company acquired substantially all of the assets of Upside. This acquisition is a taxable business combination. In a taxable business combination, the purchase price is assigned to the assets acquired and the liabilities assumed for tax purposes as well as financial reporting purposes. The amount recorded as goodwill for tax purposes will be amortized over 15 years as a section 197 intangible.

As a result of the Upside acquisition the Company set-up a wholly-owned foreign unlimited liability company that has elected for tax purposes to be treated as a disregarded entity of the Company. The operations of this “Branch” are being taxed in two jurisdictions, the US and Canada. The Branch recorded tax losses for 2012. A deferred tax asset was established for the foreign losses at the Canadian statutory rate. The Company has placed a full valuation allowance on these losses.

On October 1, 2012, the Company completed its acquisition of substantially all of the assets of Spend Radar pursuant to that certain Asset Purchase Agreement, dated September 27, 2012. This acquisition is a taxable business combination. In a taxable business combination, the purchase price is assigned to the assets acquired and the liabilities assumed for tax purposes as well as financial reporting purposes. The amount recorded as goodwill for tax purposes will be amortized over 15 years as a section 197 intangible.

As of December 31, 2012, the Company has federal and state net operating loss carryforwards of approximately $177,404 and $103,396, respectively, which will begin to expire in 2014 for federal tax purposes and began to expire in 2009 for state tax purposes. Furthermore, the Company has approximately $392 of alternative minimum tax credit carryforwards and $2,006 of research and development credit carryforwards. The research and development credits begin to expire in 2013. The Tax Reform Act of 1986 contains provisions that limit the ability of companies to utilize net operating loss carryforwards and tax credit carryovers in the case of certain events including significant changes in ownership. These limitations may significantly impact the amount of net operating loss and tax credit carryovers available to offset future taxable income. As of December 31, 2012, the Company believes that federal and state net operating loss carryforwards in the amounts of $12,715 and $78,295, respectively, will be available for future utilization to the extent of future income. The Company has provided a valuation allowance for the remaining federal and state losses of $164,689 and $25,101, respectively, due to uncertainly regarding the Company’s ability to fully realize these assets.

At December 31, 2012 and 2011, unrecognized tax benefits of $515, net of federal tax benefits, would have increased the Company’s deferred tax assets with a corresponding increase to the valuation allowance if recognized.This amount, if recognized, would impact the effective tax rate. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

The following is a tabular reconciliation of the Company’s change in uncertain tax positions:

	2012	2011	2010
Beginning balance	$515	$438	$368
Increases related to prior year tax positions	—	77	70

Ending balance	$515	$515	$438

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax positions as a component of income tax expense. As of December 31, 2012 and 2011, the Company did not have any accrued interest or penalties associated with any unrecognized tax positions, and there were no such interest or penalties recognized during the years ended December 31, 2012, 2011 or 2010. The Company’s open tax years that are subject to federal examination are 2009 through 2011. All prior years with applicable net operating losses will remain open to the extent of the amount of the net operating loss. During 2012, the Company received notice that North Carolina will be auditing the Corporate income and franchise tax returns for 2009 through 2011. No other state authorities have commenced or announced their intention to commence an income tax examination.

The Company provides for U.S. income taxes on earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered indefinitely reinvested outside the United States. As of December 31, 2012, U.S. income taxes were not provided for any undistributed earnings for non-U.S. subsidiaries, as the Company currently intends to reinvest any earnings from foreign operations indefinitely.

13. Commitments and Contingencies

Operating Leases

The Company leases office space under non-cancelable operating leases. The Company did not have any capital lease obligations as of December 31, 2012 or 2011. The Company is committed to a lease agreement for office space for its headquarters through January 2017 and is also committed to leases through December 2013, February 2014, February 2016 and May 2016. Future minimum lease payments required under leases in effect as of December 31, 2012 are as follows:

Operating Leases
2013	$1,986
2014	1,643
2015	1,646
2016	1,489
2017	109

Total future minimum lease payments	$6,873

Rent expense is calculated on a straight-line basis over the term of the lease. Rent expense recognized under operating leases totaled approximately $1,777, $1,023 and $734 for the years ended December 31, 2012, 2011 and 2010, respectively.

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

On June 23, 2010, the Company’s Board of Directors terminated the Exit Event Bonus Plan and approved the payment of cash bonuses to the Company’s management upon an initial public offering, in lieu of issuing shares of the Company’s common stock under the plan. The total cash bonus was determined by the Company’s Board of Directors by calculating the aggregate initial value of the shares that would have been issued under the Exit Event Bonus Plan, based on an assumed initial public offering price of the Company’s common stock. During the year ended December 31, 2010, the Company recognized compensation expense of approximately $5,888 related to these cash bonuses, which is recorded in operating expenses in the accompanying consolidated statement of operations and comprehensive (loss) income.

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

On January 31, 2012, a lawsuit alleging patent infringement was filed against the Company and certain customers and suppliers that participate in the SciQuest Supplier Network. On March 31, 2012, SciQuest, Inc. entered into a settlement agreement with the plaintiff. The settlement amount, which did not have a material adverse effect on the Company’s financial position, results of operations, or cash flows, is recorded in operating expenses in the accompanying consolidated statement of operations and comprehensive (loss) income for the year ended December 31, 2012.

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

The Company enters into service level agreements with its cloud-based solution customers warranting certain levels of uptime reliability. To date, the Company has not incurred any material costs and has not accrued any liabilities related to such obligations.

14. Employee Benefit Plan

The Company offers various defined contribution plans covering eligible employees in the United States and foreign locations. The total expense associated with the contribution plans during the years ended December 31, 2012, 2011 and 2010, was $628, $454 and $303, respectively.

15. Quarterly Results of Operations (unaudited)

The following is a summary of the Company’s quarterly results of operations for the years ended December 31, 2012 and 2011:

	March 31,	June 30,	September 30,	December 31,
	2012	2012	2012	2012
Revenues	$14,408	$15,180	$17,173	$19,704
Gross profit	10,231	10,771	11,830	13,363
Net income (loss)	153	400	713	(2,442)
Net income (loss) per share:
Basic	$0.01	$0.02	$0.03	$(0.11)
Diluted	$0.01	$0.02	$0.03	$(0.11)

	March 31,	June 30,	September 30,	December 31,
	2011	2011	2011	2011
Revenues	$12,524	$12,910	$13,774	$14,230
Gross profit	9,697	9,776	10,214	10,411
Net income	424	576	759	1,075
Net income per share:
Basic	$0.02	$0.03	$0.03	$0.05
Diluted	$0.02	$0.03	$0.03	$0.05