Form 10-Q
period 2013-03-31
SCIQUEST INC
filed 2013-05-08
CIK 1082526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April 30, 2013, 22,773,505 shares of the registrant’s outstanding common stock, $0.001 par value per share, were outstanding.

SCIQUEST, INC.

FORM 10-Q

FOR THE QUARTER ENDED March 31, 2013

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

SciQuest, Inc.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	As of	As of
	March 31,	December 31,
	2013	2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,521	$15,606
Short-term investments	35,605	29,740
Accounts receivable, net	8,537	12,916
Prepaid expenses and other current assets	2,098	1,434
Deferred tax asset	82	77

Total current assets	56,843	59,773
Property and equipment, net	8,213	7,093
Goodwill	37,064	37,295
Intangible assets, net	15,461	16,346
Deferred project costs	6,802	6,962
Deferred tax asset, less current portion	13,313	12,682
Other	122	173

Total assets	$137,818	$140,324

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,140	$1,864
Accrued liabilities	7,919	8,771
Deferred revenues	46,573	47,821

Total current liabilities	55,632	58,456
Deferred revenues, less current portion	13,992	14,640
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 50,000 shares authorized; 22,727 and 22,525 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	23	23
Additional paid-in capital	83,796	81,894
Accumulated other comprehensive loss	(439)	(115)
Accumulated deficit	(15,186)	(14,574)

Total stockholders’ equity	68,194	67,228

Total liabilities and stockholders’ equity	$137,818	$140,324

The accompanying notes are an integral part of the consolidated financial statements.

SciQuest, Inc.

Consolidated Statements of Operations and Comprehensive (Loss) Income

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2013	2012
	(unaudited)
Revenues	$20,665	$14,408
Cost of revenues	6,614	4,177

Gross profit	14,051	10,231

Operating expenses:
Research and development	6,542	3,037
Sales and marketing	5,471	4,106
General and administrative	2,895	2,572
Amortization of intangible assets	454	209

Total operating expenses	15,362	9,924

(Loss) income from operations	(1,311)	307
Other (expense) income:
Interest income	20	24
Other (expense) income, net	(26)	15

Total other (expense) income, net	(6)	39

(Loss) income before income taxes	(1,317)	346
Income tax benefit (expense)	705	(193)

Net (loss) income	$(612)	$153

Other comprehensive (loss) income:
Foreign currency translation adjustments	(324)	6
Comprehensive (loss) income	$(936)	$159

Net (loss) income per share:
Basic	$(0.03)	$0.01
Diluted	$(0.03)	$0.01
Weighted average shares outstanding used in computing per share amounts:
Basic	22,564	22,190
Diluted	22,564	22,643

The accompanying notes are an integral part of the consolidated financial statements.

SciQuest, Inc.

Consolidated Statement of Stockholders’ Equity

(unaudited)

(in thousands)

				Accumulated Other		Total
	Common Stock		Additional Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2012	22,525	$23	$81,894	$(115)	$(14,574)	$67,228
Exercise of common stock options	80	—	340	—	—	340
Issuance of stock in connection with business acquisition	122	—	—	—	—	—
Stock-based compensation	—	—	1,562	—	—	1,562
Foreign currency translation adjustments	—	—	—	(324)	—	(324)
Net loss	—	—	—	—	(612)	(612)

Balance at March 31, 2013	22,727	$23	$83,796	$(439)	$(15,186)	$68,194

The accompanying notes are an integral part of the consolidated financial statements.

SciQuest, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2013	2012
	(unaudited)
Cash flows from operating activities
Net (loss) income	$(612)	$153
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,620	699
Stock-based compensation expense	1,562	1,153
Deferred taxes	(636)	163
Changes in operating assets and liabilities:
Accounts receivable	4,334	2,699
Prepaid expenses and other current assets	(665)	(53)
Deferred project costs and other assets	211	(203)
Accounts payable	(719)	(102)
Accrued liabilities	(844)	(1,804)
Deferred revenues	(1,835)	(1,099)

Net cash provided by operating activities	2,416	1,606
Cash flows from investing activities
Addition of capitalized software development costs	(1,079)	(589)
Purchase of property and equipment	(887)	(1,002)
Purchase of available-for-sale short-term investments	(12,425)	(1,200)
Maturities of available-for-sale short-term investments	6,560	5,020

Net cash (used in) provided by investing activities	(7,831)	2,229
Cash flows from financing activities
Proceeds from exercise of common stock options	340	172

Net cash provided by financing activities	340	172
Effect of exchange rate changes on cash and cash equivalents	(10)	6

Net (decrease) increase in cash and cash equivalents	(5,085)	4,013
Cash and cash equivalents at beginning of period	15,606	14,958

Cash and cash equivalents at end of period	$10,521	$18,971

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the fiscal year or any future period. The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission on March 8, 2013.

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

SciQuest, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(in thousands, except per share amounts)

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

SciQuest, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(in thousands, except per share amounts)

Short-Term Investments

Management determines the appropriate classification of investments at the time of purchase and evaluates such determination at each balance sheet date. The Company’s investments are classified as available-for-sale securities and are stated at fair value at March 31, 2013 and December 31, 2012. Realized gains and losses are included in other income (expense) based on the specific identification method. There were no realized gains or losses for the three months ended March 31, 2013 or 2012. Net unrealized gains and losses on available-for-sale securities are reported as a component of other comprehensive (loss) income, net of tax. As of March 31, 2013 and December 31, 2012, there were no unrealized gains or losses on available-for-sale securities. The Company regularly monitors and evaluates the fair value of its investments to identify other-than-temporary declines in value. Management believes no such declines in value existed at March 31, 2013 or December 31, 2012.

Accounts Receivable

The Company assesses the need for an allowance for doubtful accounts based on estimates of probable credit losses. This assessment is based on several factors, including aging of customer accounts, known customer specific risks, historical experience and existing economic conditions. The Company generally does not require collateral for receivable balances. Accounts would be charged against the allowance after all means of collection were exhausted and recovery was considered remote. Any required provisions for doubtful accounts would be recorded in general and administrative expense. Based on management’s analysis of its outstanding accounts receivable, the Company has recorded an allowance of $17 and $122 at March 31, 2013 and December 31, 2012, respectively. For the three months ended March 31, 2013 and 2012, no expense was recorded for uncollectible receivables.

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

Goodwill

Goodwill represents the excess of the cost of an acquired entity over the net fair value of the identifiable assets acquired and liabilities assumed. Goodwill is not amortized, but rather is assessed for impairment at least annually. Additionally, the Company would also review the carrying value of goodwill whenever events or changes in circumstances indicated that its carrying amount may not be recoverable. The Company has concluded that it has one reporting unit for purposes of its annual goodwill impairment testing. To assess goodwill impairment, the first step is to identify if a potential impairment exists by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to have a potential impairment and the second step of the impairment test is not necessary. The results of our most recent annual assessment did not indicate any impairment of goodwill, and as such the second step of the impairment test was not required. Additionally, we do not believe there have been any triggering events that would result in potential impairment of goodwill as of March 31, 2013.

SciQuest, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(in thousands, except per share amounts)

Stock-Based Compensation

Stock-based payments to employees, including grants of employee stock options, are recognized in the consolidated statements of operations and comprehensive (loss) income based on their fair values. Stock-based compensation costs are measured at the grant date based on the fair value of the award and are recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.

Stock-based compensation costs are based on the fair value of the underlying option calculated using the Black-Scholes option-pricing model on the date of grant for stock options. Determining the appropriate fair value model and related assumptions requires judgment, including estimating stock price volatility, forfeiture rates and expected term. The expected volatility rates are estimated based on the actual volatility of comparable public companies over the expected term. The expected term for the three months ended March 31, 2013 and 2012, represents the average time that options that vest are expected to be outstanding based on the mid-point between the vesting date and the end of the contractual term of the award. The Company has not paid dividends and does not anticipate paying a cash dividend in the foreseeable future and, accordingly, uses an expected dividend yield of zero. The risk-free interest rate is based on the rate of U.S. Treasury securities with maturities consistent with the estimated expected term of the awards.

Foreign Currency and Operations

The reporting currency for all periods presented is the U.S. dollar. The functional currency for the Company’s foreign subsidiaries is their local currency. The translation of each subsidiary’s financial statements into U.S. dollars is performed for assets and liabilities using exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period. The resulting translation adjustments are recognized in accumulated other comprehensive (loss) income, a separate component of stockholders’ equity. Realized foreign currency transaction gains and losses are included in other income (expense) in the consolidated statements of operations and comprehensive (loss) income.

Segment Data

The Company manages its operations on a consolidated basis for purposes of assessing performance and making operating decisions. Accordingly, the Company has determined that it has a single reportable segment.

(Loss) Income Per Share

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted-average number of shares of common stock outstanding for the period. Outstanding unvested restricted stock purchased by employees is subject to repurchase by the Company and therefore is not included in the calculation of the weighted-average shares outstanding until vested. Diluted net income per share is computed giving effect to all potentially dilutive common stock, including options and restricted stock. The dilutive effect of outstanding awards is reflected in diluted earnings per share by application of the treasury stock method.

The following summarizes the calculation of basic and diluted net (loss) income per share:

	Three Months Ended March 31,
	2013	2012
Basic:
Net (loss) income	$(612)	$153
Weighted average common shares, basic	22,564	22,190
Basic net (loss) income per share	$(0.03)	$0.01

Diluted:
Net (loss) income	$(612)	$153
Weighted average common shares, basic	22,564	22,190
Dilutive effect of:
Options to purchase common stock	—	400
Nonvested shares of restricted stock	—	53

Weighted average common shares, diluted	22,564	22,643

Diluted net (loss) income per share	$(0.03)	$0.01

SciQuest, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(in thousands, except per share amounts)

The following equity instruments have been excluded from diluted net (loss) income per common share as they would be anti-dilutive.

	Three Months Ended March 31,
	2013	2012
Common stock options	84	341

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

Recent Accounting Pronouncements

In July 2012, the FASB issued a revised accounting standard, which is intended to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. Specifically, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that fair value of an intangible asset is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The Company adopted this guidance on January 1, 2013. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations, or cash flows.

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

SciQuest, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(in thousands, except per share amounts)

The purchase price consisted of $8,000 in cash and 113 shares of the Company’s common stock at a fair value of $2,087. The purchase price included $1,200 in cash and 17 shares of common stock that was deposited in escrow to satisfy potential indemnification claims. Up to $6,000 in cash may be paid and 85 shares of the Company’s common stock may be issued based on the successful achievement of certain performance targets and continued employment with the Company from the closing date to December 31, 2013. The performance conditions for Q4 2012 and Q1 2013 were met and the Company paid $2,400 and issued 34 shares of common stock on April 29, 2013. The cash earn-out is being recognized as compensation expense in the consolidated statement of operations and comprehensive (loss) income in the period in which it is earned. The fair value of the shares under the stock earn-out is being recognized as stock-based compensation expense in the consolidated statement of operations and comprehensive (loss) income over the requisite service period of the award. During the three months ended March 31, 2013, the Company recognized compensation expense of $1,200 and stock-based compensation expense of $313 related to this earn-out arrangement.

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

SciQuest, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(in thousands, except per share amounts)

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

The total purchase price of $13,795 consisted of $9,256 in cash and 351 shares of the Company’s common stock at a fair value of $4,539. The issuance of 25 of these shares, with an estimated fair value of $300, is subject to successful completion of certain performance targets under an earn-out arrangement with a former shareholder of AECsoft. Additionally, 300 shares of the Company’s common stock may be issued under an earn-out arrangement with the other former shareholders of AECsoft, upon the successful achievement of such performance targets through December 31, 2013 and continued employment with the Company. The performance conditions for 2012 and 2011 were met in full, and the Company issued 122 shares of common stock on March 20, 2013 and April 14, 2012, respectively. The fair value of these shares is being recognized as stock-based compensation expense in the consolidated statement of operations and comprehensive (loss) income over the requisite service period of the award. During the three months ended March 31, 2013 and 2012, the Company recognized stock-based compensation expense of $244 and $367, respectively, related to this earn-out arrangement.

The acquisition was accounted for under the purchase method of accounting. The operating results of AECsoft are included in the accompanying consolidated financial statements from the date of acquisition.

SciQuest, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(in thousands, except per share amounts)

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

The allocation of the purchase price as of the acquisition date was as follows:

	Estimated Useful Life	Estimated Fair Value
Accounts receivable		$831
Prepaid expenses and other current assets		174
Property and equipment		82
Deferred tax asset		1,414
Covenant not to compete	5 years	51
Acquired technology	7 years	1,176
Customer relationships	10 years	4,200
Goodwill		8,954
Accrued expenses		(524)
Deferred tax liability		(2,111)
Deferred revenues		(2,362)

Total purchase consideration		$11,885

The measurement period for the acquisition purchase accounting was closed March 31, 2011.

4. Cash Equivalents and Short-Term Investments

The components of cash equivalents and short-term investments at March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013		December 31, 2012
		Fair Market		Fair Market
	Cost	Value	Cost	Value
Cash equivalents:
Money market accounts	$1,750	$1,750	$3,108	$3,108
Short-term investments:
Variable rate demand notes	35,605	35,605	29,740	29,740

Total	$37,355	$37,355	$32,848	$32,848

There were no unrealized gains or losses as of March 31, 2013 or December 31, 2012.

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

SciQuest, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(in thousands, except per share amounts)

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

As of March 31, 2013 and December 31, 2012, the Company had cash equivalents of $1,750 and $3,108, respectively, which consist of money market accounts. As of March 31, 2013 and December 31, 2012, the Company had short-term investments of $35,605 and $29,740, respectively, which consist of variable rate demand notes that are invested in corporate and municipal bonds. These variable rate demand notes have final maturities between 2017 and 2046, but are puttable by the Company at any time with seven days notice. These cash equivalents and short-term investments are classified within Level 1 of the fair value hierarchy since they are valued using quoted market prices. As of March 31, 2013 and December 31, 2012, the Company did not have any financial assets or liabilities with observable inputs not quoted on active markets (Level 2), or without observable market values that would require a high level of judgment to determine fair value (Level 3).

The fair value measurements of the Company’s financial assets at March 31, 2013 are as follows:

	Total	Level 1	Level 2	Level 3
Cash Equivalents	$1,750	$1,750	—	—
Short-term investments	35,605	35,605	—	—

Total	$37,355	$37,355	—	—

The fair value measurements of the Company’s financial assets at December 31, 2012 are as follows:

	Total	Level 1	Level 2	Level 3
Cash Equivalents	$3,108	$3,108	—	—
Short-term investments	29,740	29,740	—	—

Total	$32,848	$32,848	—	—

6. Property and Equipment

Property and equipment consist of the following as of March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012
Furniture and fixtures	$1,275	$1,200
Computer software and equipment	13,116	11,230
Leasehold improvements	681	681

Total costs	15,072	13,111
Less accumulated depreciation and amortization	(6,859)	(6,018)

Property and equipment, net	$8,213	$7,093

Depreciation expense related to property and equipment (excluding capitalized internal-use software) was $474 and $300 for the three months ended March 31, 2013 and 2012, respectively.

Computer software and equipment includes capitalized software development costs incurred during development of the Company’s cloud-based solution. The Company capitalized software development costs of $1,079 and $589 during the three months ended March 31, 2013 and 2012, respectively. Net capitalized software development costs totaled $4,279 and $3,567 at March 31, 2013 and December 31, 2012, respectively. Amortization expense for the three months ended March 31, 2013 and 2012 related to capitalized software development costs was $367 and $148, respectively, which is classified within cost of revenues in the accompanying consolidated statements of operations and comprehensive (loss) income.

SciQuest, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(in thousands, except per share amounts)

7. Goodwill and Other Intangible Assets

The Company acquired goodwill and certain identifiable intangible assets as part of the acquisitions in October 2012, August 2012 and January 2011 and the going private transaction in July 2004.

The changes in the carrying amount of goodwill for the three months ended March 31, 2013 were as follows:

Balance at December 31, 2012	$37,295
Foreign currency translation	(231)

Balance at March 31, 2013	$37,064

As the functional currency of the Company’s foreign subsidiary, where goodwill is recorded, is its local currency, there are related foreign currency translation adjustments. The foreign currency is translated into U.S. dollars using the exchange rate in effect at period end, with any adjustment included in other comprehensive (loss) income.

A summary of intangible assets at March 31, 2013 and December 31, 2012 follows:

	March 31, 2013
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	7 years	15,965	(9,050)	6,915
Customer relationships	10 years	12,935	(6,904)	6,031
Customer relationships	5 years	1,338	(223)	1,115
Covenant not to compete	5 years	283	(47)	236
Acquired trademarks	5 years	825	(91)	734
Trademarks		430	—	430

Total		$31,776	$(16,315)	$15,461

	December 31, 2012
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	7 years	16,024	(8,771)	7,253
Customer relationships	10 years	12,987	(6,580)	6,407
Customer relationships	5 years	1,338	(112)	1,226
Covenant not to compete	5 years	284	(33)	251
Acquired trademarks	5 years	828	(49)	779
Trademarks		430	—	430

Total		$31,891	$(15,545)	$16,346

As the functional currency of the Company’s foreign subsidiary, where certain intangible assets are recorded, is its local currency, there are related foreign currency translation adjustments. The foreign currency is translated into U.S. dollars using the exchange rate in effect at period end, with any adjustment included in other comprehensive (loss) income.

Amortization expense of intangible assets was $779 and $251 for the three months ended March 31, 2013 and 2012, respectively, of which $325 and $42 is recorded in cost of revenues in the accompanying consolidated statements of operations and comprehensive (loss) income for the three months ended March 31, 2013 and 2012, respectively.

The Company estimates the following amortization expense related to its intangible assets for the years ended December 31:

2013 (remaining nine months)	$2,376
2014	2,877
2015	2,534
2016	2,281
2017	1,993
Thereafter	2,970

$15,031

SciQuest, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(in thousands, except per share amounts)

8. Debt

On November 2, 2012, the Company established a $30,000 revolving credit facility which will be available for use until November 2, 2015. The revolving credit facility will be used for general corporate purposes. The facility consists of a $20,000 securities secured revolving credit facility and a $10,000 receivables secured revolving credit facility. The securities secured revolving credit facility and the receivables secured revolving credit facility bear interest equal to the BBA LIBOR Daily Floating Rate plus 0.75% and the BBA LIBOR Daily Floating Rate plus 1.50%, respectively. In addition, the Company pays a quarterly fee equal to 0.10% on any unused funds under the facility. As collateral for extension of credit under the facility, the Company and its domestic subsidiary granted security interests in substantially all of their assets, and the Company pledged the stock of its domestic subsidiary and 66% of the shares of one of its foreign subsidiaries. As of March 31, 2013 and December 31, 2012, the Company had $0 outstanding under the revolving credit facility.

9. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 5,000 shares of $0.001 par value preferred stock, of which 222 shares are designated as Series A redeemable preferred stock. The Company’s Board of Directors has the authority to issue up to 4,778 shares of preferred stock in one or more series and to fix the designations, rights, preferences and privileges and any qualifications, limitations or restrictions of the shares of each such series of preferred stock, including dividend rights and rates, conversion rights, voting rights, terms of redemption including price and sinking fund provisions, liquidation preferences and number of shares constituting any series or the designation of that series. As of March 31, 2013 and December 31, 2012, no shares of preferred stock were outstanding.

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

As discussed in Note 12 to the Consolidated Financial Statements, on April 24, 2013, the Company adopted the SciQuest, Inc. 2013 Stock Incentive Plan.

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

The following summarizes the activity of nonvested shares of restricted stock for the three months ended March 31, 2013:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2012	17	$1.58
Vested	(4)	1.58

Nonvested at March 31, 2013	13	$1.58

SciQuest, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(in thousands, except per share amounts)

In conjunction with the issuance of these restricted shares, subscription note agreements were executed for certain employees. The notes are payable in four annual payments due January 1 of each calendar year and bear interest at 6%. At March 31, 2013 and December 31, 2012, the balance outstanding for these subscription note agreements was $0.

Restricted stock awards are recognized in the consolidated statements of operations and comprehensive (loss) income based on their fair values. As a result of the notes receivable being deemed nonrecourse for accounting purposes and other contractual provisions in the agreements, the related restricted stock grants are considered stock options for accounting purposes. Stock-based compensation expense of $7 and $19 was recorded during the three months ended March 31, 2013 and 2012, respectively, in connection with these restricted stock awards. The total unrecognized compensation cost related to nonvested shares of restricted stock is approximately $21 at March 31, 2013. This amount is expected to be recognized over a weighted-average period of 0.8 years.

On March 20, 2010, the Board of Directors authorized the forgiveness of the outstanding balance of the subscription note agreements issued by certain employees in connection with their previous purchases of the Company’s restricted stock. A total of $1,016 was forgiven, which included the outstanding principal note amount plus accrued but unpaid interest. The Company accounted for the forgiveness of the outstanding note balance as a modification of a stock option for accounting purposes. Accordingly, the Company measured incremental compensation expense of $746 in connection with this modification. Incremental compensation expense of $518 related to the vested shares of restricted stock was recognized immediately at the date of modification. Incremental compensation expense of $228 related to the unvested shares is being recognized as additional compensation expense over the remaining vesting period. During the three months ended March 31, 2013 and 2012, the Company recognized compensation expense of $4 and $8, respectively, related to this modification.

As part of the Plan, the Company issues restricted stock units to certain employees and non-employee directors. Restricted stock units differ from restricted stock awards in that restricted stock units represent the right to receive shares of common stock once such shares are vested and issuable in accordance with the terms of the restricted stock units. Once issued, such shares are not subject to further restrictions. Stock-based compensation expense related to these restricted stock units is recognized in the consolidated statements of operations and comprehensive (loss) income based on the fair value of these awards, which is the grant date market value of the Company’s common stock. Stock-based compensation expense of $128 was recorded during the three months ended March 31, 2013 in connection with these restricted stock units. The total unrecognized compensation cost related to these awards is approximately $718 at March 31, 2013. This amount is expected to be recognized over a weighted-average period of 3.5 years.

The following summarizes the activity of restricted stock units for the three months ended March 31, 2013:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2012	28	$15.67
Issued	41	16.30
Vested	—	—

Nonvested at March 31, 2013	69	$16.05

Stock Options

The Company also issues common stock options under the terms of the Plan. The following summarizes stock option activity for the three months ended March 31, 2013:

	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value at March 31, 2013 (Unaudited)
Balance at December 31, 2012	1,553	$11.50	8.1	$6,866

Options granted	355	$16.41
Options exercised	(80)	$4.27
Options canceled	(18)	$13.87

Balance at March 31, 2013	1,810	$12.76	8.3	$20,415

Vested and expected to vest at March 31, 2013	1,592	$12.51	8.2	$19,484

Exercisable at March 31, 2013	721	$9.99	7.4	$10,126

SciQuest, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(in thousands, except per share amounts)

The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying awards and the estimated fair value of the Company’s common stock at March 31, 2013 multiplied by the number of shares that would have been received by the option holders had all option holders exercised their options on March 31, 2013. The aggregate intrinsic value of options exercised during the three months ended March 31, 2013 and 2012 was $1,098 and $319, respectively.

The total unrecognized compensation cost related to outstanding stock options is $9,574 at March 31, 2013. This amount is expected to be recognized over a weighted-average period of 2.9 years.

The following table summarizes information about stock options outstanding and exercisable at March 31, 2013:

				Options Exercisable at
	Options Outstanding at March 31, 2013			March 31, 2013
		Weighted-Average
		Remaining	Weighted-		Weighted-
Range of		Contractual Life	Average		Average
Exercise Price	Number	(Yrs.)	Exercise Price	Number	Exercise Price
$0.08 — $ 0.14	37	2.4	$0.10	37	$0.10
$0.14 — $ 1.90	7	6.0	1.65	7	1.64
$2.04 — $ 8.18	285	6.7	3.46	227	3.31
$11.45 — $17.41	1,452	8.8	14.85	447	14.27
$17.50 — $21.89	29	9.3	18.47	3	17.50

Total	1,810	8.3	$12.76	721	$9.99

The fair value of common stock options for employees and non-employees is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:

	Three Months Ended March 31,
	2013	2012
Estimated dividend yield	0%	0%
Expected stock price volatility	55.0%	70.0%
Weighted-average risk-free interest rate	1.1%	1.0 –1.5%
Expected life of options (in years)	6.25	6.25

Stock-based compensation expense of $789 and $759 was recorded during the three months ended March 31, 2013 and 2012, respectively, related to the Company’s outstanding stock options. The weighted average grant date fair value per share for stock options granted in the three months ended March 31, 2013 and 2012 was $8.62 and $9.27, respectively.

As discussed in Note 3, the Company recognized stock-based compensation expense of $313 in the accompanying consolidated statement of operations and comprehensive (loss) income during the three months ended March 31, 2013 related to the earn-out arrangement associated with the Spend Radar acquisition. In addition, the Company recognized stock-based compensation of $244 and $367 in the accompanying consolidated statement of operations and comprehensive (loss) income during the three months ended March 31, 2013 and 2012, respectively, related to the earn-out arrangement with certain former shareholders of AECsoft.

Employee Stock Purchase Plan

The Company adopted an Employee Stock Purchase Plan (the “Purchase Plan”) effective June 1, 2012. Eligible employees can contribute up to 10% of their gross earnings for each pay period, up to a maximum of $25 for any calendar year. The initial offering period that commenced on June 1, 2012 is a period of 12 months, and thereafter six month offering periods begin on December 1 and June 1 of each year. During the offering period eligible employees may elect to purchase shares of the Company’s common stock according to the terms of the offering. The per share purchase price is equal to the lesser of 85% of the fair market value of the Company’s common stock on the offering date or 85% of the fair market value of the Company’s common stock on the purchase date. The fair value of stock purchase rights granted under the Purchase Plan is estimated on the date of grant using the Black-Scholes option-pricing model. As of March 31, 2013, 1,000 shares of common stock were available for issuance to participating employees under the Purchase Plan. During the three months ended March 31, 2013, the Company recognized stock-based compensation expense of $77 related to the Purchase Plan.

SciQuest, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(in thousands, except per share amounts)

Summary of Shares Reserved

The following table summarizes the number of shares outstanding and the number of shares available for future grant under the stock incentive plan at March 31, 2013:

March 31, 2013
Number of stock options outstanding	1,810
Weighted average exercise price	$12.76
Weighted average term (in years)	8.3
Number of shares under full-value awards outstanding
Vested	2,171
Unvested	82
Number of shares issued pursuant to exercised stock options	451
Number of shares remaining for future grants
SciQuest, Inc. 2004 Stock Incentive Plan	794

10. Income Taxes

The Company computes its provision for income taxes by applying the estimated annual effective tax rate, adjusted for any material items. The Company’s effective tax rate for the three months ended March 31, 2013 was (53.5)%, which was lower than the federal statutory rate of 34% primarily due to research and development credits generated, non-deductible expenses, including stock-based compensation and stock-based compensation associated with the earn-out arrangement. The Company’s effective tax rate for the three months ended March 31, 2012 was 55.8%, which was higher than the federal statutory rate of 34% primarily due to state income taxes and non-deductible expenses, including stock-based compensation and stock-based compensation associated with the earn-out arrangement.

11. Commitments and Contingencies

Legal Contingencies

From time to time, the Company is subject to legal proceedings and claims that arise in the ordinary course of business. The Company records an accrual for a contingency when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

On January 31, 2012, a lawsuit alleging patent infringement was filed against the Company and certain customers and suppliers that participate in the SciQuest Supplier Network. On March 31, 2012, SciQuest, Inc. entered into a settlement agreement with the plaintiff. The settlement amount, which did not have a material adverse effect on the Company’s financial position, results of operations, or cash flows, is recorded in operating expenses in the accompanying consolidated statement of operations and comprehensive (loss) income for the three months ended March 31, 2012.

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

SciQuest, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(in thousands, except per share amounts)

12. Subsequent Event

Stock Incentive Plan

On April 24, 2013, the SciQuest, Inc. 2013 Stock Incentive Plan (the “2013 Plan”) was approved by the Company’s stockholders. The 2004 Stock Incentive Plan was terminated following approval of the 2013 Plan. The number of shares of common stock reserved for issuance under the 2013 Plan is 3,500, plus the number of shares remaining available for issuance under the 2004 Plan and shares forfeited or otherwise not issued on exercise of outstanding awards under the 2004 Plan.

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

Key Financial Terms and Metrics

We have several key financial terms and metrics. During the three months ended March 31, 2013, there were no changes in the definitions of our key financial terms and metrics, which are discussed in more detail under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Terms and Metrics” included in our annual report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission on March 8, 2013.

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

During the three months ended March 31, 2013, there were no significant changes in our critical accounting policies or estimates. See Note 2 to our financial statements included elsewhere in this Quarterly Report on Form 10-Q and under the heading “Critical Accounting Policies” in our annual report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission on March 8, 2013, for additional information regarding our critical accounting policies, as well as a description of our other significant accounting policies.

Results of Operations

The following table sets forth, for the periods indicated, our results of operations:

	Three Months Ended March 31,
	2013	2012
Revenues	$20,665	$14,408
Cost of revenues (1) (2)	6,614	4,177

Gross profit	14,051	10,231

Operating expenses: (1)
Research and development	6,542	3,037
Sales and marketing	5,471	4,106
General and administrative	2,895	2,572
Amortization of intangible assets	454	209

Total operating expenses	15,362	9,924

(Loss) income from operations	(1,311)	307
Interest and other (expense) income, net	(6)	39

(Loss) income before income taxes	(1,317)	346
Income tax benefit (expense)	705	(193)

Net (loss) income	$(612)	$153

(1)	Amounts include stock-based compensation expense, as follows:

	Three Months Ended March 31,
	2013	2012
Cost of revenues	$120	$121
Research and development	412	241
Sales and marketing	433	298
General and administrative	597	493

	$1,562	$1,153

(2)	Cost of revenues includes amortization of capitalized software development costs of:

	Three Months Ended March 31,
	2013	2012
Amortization of capitalized software development costs	$367	$148
Amortization of acquired software	325	42

	$692	$190

The following table sets forth, for the periods indicated, our results of operations expressed as a percentage of revenues:

	Three Months Ended March 31,
	2013	2012
Revenues	100%	100%
Cost of revenues (1) (2)	32	29

Gross profit	68	71

Operating expenses: (1)
Research and development	32	21
Sales and marketing	26	29
General and administrative	14	18
Amortization of intangible assets	2	1

Total operating expenses	74	69

(Loss) income from operations	(6)	2
Interest and other (expense) income, net	—	—

(Loss) income before income taxes	(6)	2
Income tax benefit (expense)	3	(1)

Net (loss) income	(3)%	1%

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Revenues. Revenues for the three months ended March 31, 2013 were $20.7 million, an increase of $6.3 million, or 44%, over revenues of $14.4 million for the three months ended March 31, 2012. The increase in revenues resulted primarily from the recognition of revenue for a full three-month period for the new customers added in, and subsequent to, the three months ended March 31, 2012, as well as revenue relating to customers acquired as a result of our acquisitions of Spend Radar and Upside in October 2012 and August 2012, respectively.

Cost of Revenues. Cost of revenues for the three months ended March 31, 2013 was $6.6 million, an increase of $2.4 million, or 57%, over cost of revenues of $4.2 million for the three months ended March 31, 2012. As a percentage of revenues, cost of revenues increased to 32% for the three months ended March 31, 2013 from 29% from the three months ended March 31, 2012. The increase in dollar amount primarily resulted from a $1.4 million increase in employee-related costs attributable to our existing and additional implementation service and customer support personnel plus additional costs associated with our acquisitions, a $0.2 million increase in amortization of capitalized software, a $0.3 million increase in amortization of acquired software due to our acquisitions of Spend Radar and Upside, and a $0.4 million increase in other cost of revenues spend. We had 188 full-time equivalents in our implementation services, supplier enablement services, customer support, and client partner organizations at March 31, 2013 compared to 115 full-time equivalents at March 31, 2012.

Research and Development Expenses. Research and development expenses for the three months ended March 31, 2013 were $6.5 million, an increase of $3.5 million, or 117%, from research and development expenses of $3.0 million for the three months ended March 31, 2012. As a percentage of revenues, research and development expense increased to 31% for the three months ended March 31, 2013 from 21% for the three months ended March 31, 2012. The increase in dollar amount was due primarily to a $2.9 million net increase in employee-related costs attributable to our existing and additional research and development personnel plus additional costs associated with our acquisitions, which were offset by increases in capitalized software development costs, a $0.2 million increase in stock-based compensation expense and a $0.2 million increase in other research and development spend. We had 184 full-time equivalents in our research and development organization at March 31, 2013 compared to 86 full-time equivalents at March 31, 2012.

Sales and Marketing Expenses. Sales and marketing expenses for the three months ended March 31, 2013 were $5.5 million, an increase of $1.4 million, or 34%, over sales and marketing expenses of $4.1 million for the three months ended March 31, 2012. As a percentage of revenues, sales and marketing expenses decreased to 27% for the three months ended March 31, 2013 from 28% for the three months ended March 31, 2012. The increase in dollar amount was due primarily to a $1.0 million increase in employee-related costs attributable to our existing and additional sales and marketing personnel plus additional costs associated with our acquisitions, a $0.1 million increase in stock-based compensation expense, and a $0.2 million increase in other sales and marketing spend. We had 68 full-time equivalents in our sales and marketing organization at March 31, 2013 compared to 55 full-time equivalents at March 31, 2012.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2013 were $2.9 million, an increase of $0.3 million, or 12%, over general and administrative expenses of $2.6 million for the three months ended March 31, 2012. As a percentage of revenues, general and administrative expenses decreased to 14% for the three months ended March 31, 2013, from 18% for the three months ended March 31, 2012. The increase in dollar amount was primarily due to a $0.2 million increase in employee-related costs, attributable to our existing and additional general and administrative personnel plus additional costs associated with our acquisitions, and a $0.1 million increase in stock-based compensation expense. We had 24 full-time equivalents in our general and administrative organization at March 31, 2013 compared to 17 full-time equivalents at March 31, 2012.

Amortization of Intangible Assets. Amortization of intangible assets for the three months ended March 31, 2013 were $0.5 million, an increase of $0.3 million, or 150%, over amortization of intangible assets of $0.2 million for the three months ended March 31, 2012. As a percentage of revenues, amortization of intangible assets increased to 2% for the three months ended March 31, 2013, from 1% for the three months ended March 31, 2012. The increase in dollar amount was due to amortization attributable to intangible assets acquired in connection with our Spend Radar and Upside acquisitions in October 2012 and August 2012, respectively.

Income Tax Benefit (Expense). Income tax benefit for the three months ended March 31, 2013 was $0.7 million compared to income tax expense of ($0.2) million for the three months ended March 31, 2012. The change in income tax benefit (expense) was due to a difference in our pre-tax net (loss) income for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

Liquidity

Net Cash Flows from Operating Activities

Net cash provided by operating activities was $2.4 million during the three months ended March 31, 2013. The amount of our net cash provided by operating activities is primarily a result of the timing of cash payments from our customers, offset by the timing of our primary cash expenditures, which are employee salaries. The cash payments from our customers will fluctuate as our new business sales normally fluctuate quarterly, primarily due to the timing of client budget cycles, with the second and fourth quarters of each year generally having the most sales and the first and third quarters generally having fewer sales. The cash payments from customers are typically due annually on the anniversary date of the initial contract. The cash payments from customers were approximately $23 million during the three months ended March 31, 2013. The cash payments to employees are typically ratable throughout the fiscal year, with the exception of annual incentive payments, which occur in the first quarter. The cash expenditures for employee salaries, including incentive payments, were approximately $13 million during the three months ended March 31, 2013.

For the three months ended March 31, 2013, net cash provided by operating activities of $2.4 million was primarily the result of $0.6 million of net loss plus a $4.3 million decrease in accounts receivable, $1.6 million of stock-based compensation, and $1.6 million of depreciation and amortization, less a $1.8 million decrease in deferred revenues, a $0.8 million decrease in accrued liabilities, a $0.7 million decrease in accounts payable, a $0.6 million increase in deferred taxes, and a $0.7 million increase in prepaid expenses.

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

As of March 31, 2013, we had net operating loss carryforwards of approximately $177.4 million available to reduce future federal taxable income. Use of these carryforwards is subject to significant limitations. In the future, we may fully utilize our available net operating loss carryforwards and would begin making income tax payments at that time. In addition, the limitations on utilizing net operating loss carryforwards and other minimum state taxes may also increase our overall tax obligations. We expect that if we generate taxable income and/or we are not allowed to use net operating loss carryforwards for federal/state income tax purposes, our cash generated from operations will be adequate to meet our income tax obligations.

Net Cash Flows from Investing Activities

For the three months ended March 31, 2013, net cash used in investing activities was $7.8 million, consisting of net purchases of $5.9 million of short-term investments, various capital expenditures of $0.9 million and capitalization of $1.1 million of software development costs. In general, our capital expenditures are for our network infrastructure to support our increasing customer base and growth in new business and for internal use, such as equipment for our increasing employee headcount.

For the three months ended March 31, 2012, net cash provided by investing activities was $2.2 million, consisting of net maturities of $3.8 million of short-term investments, less various capital expenditures of $1.0 million and capitalization of $0.6 million of software development costs.

Net Cash Flows from Financing Activities

For the three months ended March 31, 2013, net cash provided by financing activities was $0.3 million, representing proceeds from the exercise of common stock options.

For the three months ended March 31, 2012, net cash provided by financing activities was $0.2 million, representing proceeds from the exercise of common stock options.

Line of Credit

On November 2, 2012, we established a $30 million revolving credit facility to cost effectively increase our liquidity, though we have no current plans to utilize it. The facility consists of a $20 million securities secured revolving credit facility and a $10 million receivables secured revolving credit facility and will be available for use until November 2, 2015. The securities secured facility and the receivables secured facility bear interest equal to the BBA LIBOR Daily Floating Rate plus 0.75% and the BBA LIBOR Daily Floating Rate plus 1.50%, respectively. We pay a quarterly fee equal to 0.10% on any unused funds under the facility. As of March 31, 2013, we had $0 outstanding.

Off-Balance Sheet Arrangements

As of March 31, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space, we do not engage in off-balance sheet financing arrangements. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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

Contractual and Commercial Commitment Summary

We have contractual obligations that require us to make future cash payments. During the three months ended March 31, 2013, there were no material changes in the contractual and commercial commitments that are discussed in more detail under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual and Commercial Commitment Summary” included in our annual report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission on March 8, 2013.

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

Foreign Currency Exchange Risk.

We bill and receive payments from our customers predominately in U.S. dollars as well as make payments predominately in U.S. dollars. With the acquisition of Upside, the amount of payments received in Canadian dollars has increased slightly while remaining an immaterial portion of total payments received, but the amount of payments made in Canadian dollars, primarily payroll, is a material portion of our total payments made. Given our limited exposure to foreign currencies, the relative stability of currency exchange rates between the U.S. dollar and the Canadian dollar and our ability to monitor a single exchange rate, we believe that our results of operations and cash flows are not materially subject to fluctuations due to changes in foreign currency exchange rates. If we further grow sales of our solution outside the United States or establish other operations outside the United States, we may become subject to greater risks with respect to changes in currency exchange rates.

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

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, an evaluation as of March 31, 2013 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2013, were effective for the purposes stated above.

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

There have been no material changes to the Risk Factors we previously disclosed in our annual report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission on March 8, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 20, 2013, we issued an aggregate of 121,951 shares of common stock to the former stockholders of AECsoft USA, Inc. pursuant to a Stock Purchase Agreement, dated December 21, 2010, by and among SciQuest and Tom (Yitao) Ren, Ying (Lily) Xiong, John Paul Gutierrez and Ronald Dressin (the “Purchase Agreement”). Such shares constitute a portion of the purchase price payable by SciQuest for the purchase of the outstanding capital stock of AECsoft USA, Inc. pursuant to the Purchase Agreement and were issuable based upon the successful achievement of certain performance targets through December 31, 2013 and continued employment with the Company. Such shares were issued in a private placement under Section 4(2) of the Securities Act and/or Regulation D under the Securities Act. Each recipient meets the accredited investor definition of Rule 501 of the Securities Act. The offering was not conducted in connection with a public offering and no public solicitation or advertisement was made or relied upon by the investor in connection with the offering.

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

Date: May 8, 2013