Form 10-Q
period 2013-06-30
SCIQUEST INC
filed 2013-08-08
CIK 1082526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 31, 2013, 22,899,729 shares of the registrant’s outstanding common stock, $0.001 par value per share, were outstanding.

SCIQUEST, INC.

FORM 10-Q

FOR THE QUARTER ENDED June 30, 2013

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

SciQuest, Inc.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	As of	As of
	June 30,	December 31,
	2013	2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,097	$15,606
Short-term investments	35,310	29,740
Accounts receivable, net	10,598	12,916
Prepaid expenses and other current assets	1,317	1,434
Deferred tax asset	90	77

Total current assets	58,412	59,773
Property and equipment, net	8,882	7,093
Goodwill	36,553	37,295
Intangible assets, net	14,426	16,346
Deferred project costs	6,438	6,962
Deferred tax asset, less current portion	13,929	12,682
Other	120	173

Total assets	$138,760	$140,324

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,220	$1,864
Accrued liabilities	7,597	8,771
Deferred revenues	46,283	47,821

Total current liabilities	55,100	58,456
Deferred revenues, less current portion	13,468	14,640

Commitments and contingencies

Stockholders’ equity:

Common stock, $0.001 par value; 50,000 shares authorized; 22,893 and 22,525 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	23	23
Additional paid-in capital	87,022	81,894
Accumulated other comprehensive loss	(1,147)	(115)
Accumulated deficit	(15,706)	(14,574)

Total stockholders’ equity	70,192	67,228

Total liabilities and stockholders’ equity	$138,760	$140,324

The accompanying notes are an integral part of the consolidated financial statements.

SciQuest, Inc.

Consolidated Statements of Operations and Comprehensive (Loss) Income

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)

Revenues	$21,205	$15,180	$41,870	$29,588
Cost of revenues	6,569	4,409	13,183	8,586

Gross profit	14,636	10,771	28,687	21,002

Operating expenses:
Research and development	6,851	3,134	13,393	6,171
Sales and marketing	5,259	4,009	10,730	8,115
General and administrative	3,089	2,599	5,984	5,171
Amortization of intangible assets	489	209	943	418

Total operating expenses	15,688	9,951	31,050	19,875

(Loss) income from operations	(1,052)	820	(2,363)	1,127
Other income (expense):
Interest income	20	32	40	56
Other (expense) income, net	(19)	(18)	(45)	(3)

Total other income (expense), net	1	14	(5)	53

(Loss) income before income taxes	(1,051)	834	(2,368)	1,180
Income tax benefit (expense)	531	(434)	1,236	(627)

Net (loss) income	$(520)	$400	$(1,132)	$553

Other comprehensive (loss) income:
Foreign currency translation adjustments	(708)	—	(1,032)	6

Comprehensive (loss) income	$(1,228)	$400	$(2,164)	$559

Net (loss) income per share:
Basic	$(0.02)	$0.02	$(0.05)	$0.02
Diluted	$(0.02)	$0.02	$(0.05)	$0.02
Weighted average shares outstanding used in computing per share amounts:
Basic	22,788	22,237	22,677	22,213
Diluted	22,788	22,676	22,677	22,653

The accompanying notes are an integral part of the consolidated financial statements.

SciQuest, Inc.

Consolidated Statement of Stockholders’ Equity

(unaudited)

(in thousands)

				Accumulated Other		Total
	Common Stock		Additional Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2012	22,525	$23	$81,894	$(115)	$(14,574)	$67,228
Issuance of stock in connection with stock option exercises	159	—	1,296	—	—	1,296
Issuance of stock in connection with employee stock purchase plan	41	—	546	—	—	546
Issuance of stock pursuant to vesting of restricted stock units	12	—	—	—	—	—
Issuance of stock in connection with business acquisition	156	—	—	—	—	—
Stock-based compensation	—	—	3,286	—	—	3,286
Foreign currency translation adjustments	—	—	—	(1,032)	—	(1,032)
Net loss	—	—	—	—	(1,132)	(1,132)

Balance at June 30, 2013	22,893	$23	$87,022	$(1,147)	$(15,706)	$70,192

The accompanying notes are an integral part of the consolidated financial statements.

SciQuest, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2013	2012
	(unaudited)
Cash flows from operating activities
Net (loss) income	$(1,132)	$553
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3,431	1,501
Stock-based compensation expense	3,286	2,294
Deferred taxes	(1,260)	515
Changes in operating assets and liabilities:
Accounts receivable	2,216	3,286
Prepaid expenses and other current assets	110	(341)
Deferred project costs and other assets	576	(27)
Accounts payable	(632)	(102)
Accrued liabilities	(1,141)	(1,161)
Deferred revenues	(2,518)	(123)

Net cash provided by operating activities	2,936	6,395
Cash flows from investing activities
Addition of capitalized software development costs	(1,996)	(1,323)
Purchase of property and equipment	(1,666)	(1,529)
Purchase of available-for-sale short-term investments	(13,925)	(1,200)
Maturities of available-for-sale short-term investments	8,355	8,925

Net cash (used in) provided by investing activities	(9,232)	4,873
Cash flows from financing activities
Proceeds from exercise of common stock options	1,296	266
Proceeds from employee stock purchase plan activity	547	—

Net cash provided by financing activities	1,843	266
Effect of exchange rate changes on cash and cash equivalents	(56)	6

Net (decrease) increase in cash and cash equivalents	(4,509)	11,540
Cash and cash equivalents at beginning of period	15,606	14,958

Cash and cash equivalents at end of period	$11,097	$26,498

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the fiscal year or any future period. The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission on March 8, 2013.

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

Because customers do not have the right to take possession of the hosted software, these arrangements are considered service contracts and are not within the scope of Industry Topic 985, Software. The Company’s contractual agreements generally contain multiple service elements and deliverables, for which we follow the guidance provided in Accounting Standards Codification (“ASC”) 605-25, Revenue Recognition for Multiple-Element Arrangements. These elements include access to the hosted software, implementation or data classification services and, on a limited basis, perpetual licenses for certain software products and related maintenance and support. The Company evaluates each element in a multiple-element arrangement to determine whether it represents a separate unit of accounting. An element constitutes a separate unit of accounting when the delivered item has standalone value and delivery of the undelivered element is probable and within the Company’s control.

SciQuest, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(in thousands, except per share amounts)

For arrangements in which elements do have stand-alone value, the Company allocates revenue to each element in the arrangement based on a selling price hierarchy. The selling price for a deliverable is based on vendor-specific objective evidence of selling price (“VSOE”), if available, third-party evidence of selling price (“TPE”), if VSOE is not available, or estimated selling price (“ESP”) if neither VSOE nor TPE is available. The Company allocates revenue among deliverables in an arrangement using the relative selling price method. Because the Company has neither VSOE nor TPE for its deliverables, the allocation of revenue is based on ESP.

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

Short-Term Investments

Management determines the appropriate classification of investments at the time of purchase and evaluates such determination at each balance sheet date. The Company’s investments are classified as available-for-sale securities and are stated at fair value at June 30, 2013 and December 31, 2012. Realized gains and losses are included in other income (expense) based on the specific identification method. There were no realized gains or losses for the three or six months ended June 30, 2013 or 2012. Net unrealized gains and losses on available-for-sale securities are reported as a component of other comprehensive (loss) income, net of tax. As of June 30, 2013 and December 31, 2012, there were no unrealized gains or losses on available-for-sale securities. The Company regularly monitors and evaluates the fair value of its investments to identify other-than-temporary declines in value. Management believes no such declines in value existed at June 30, 2013 or December 31, 2012.

Accounts Receivable

The Company assesses the need for an allowance for doubtful accounts based on estimates of probable credit losses. This assessment is based on several factors, including aging of customer accounts, known customer specific risks, historical experience and existing economic conditions. The Company generally does not require collateral for receivable balances. Accounts would be charged against the allowance after all means of collection were exhausted and recovery was considered remote. Any required provisions for doubtful accounts would be recorded in general and administrative expense. Based on management’s analysis of its outstanding accounts receivable, the Company has recorded an allowance of $17 and $122 at June 30, 2013 and December 31, 2012, respectively. For the three and six months ended June 30, 2013 and 2012, no expense was recorded for uncollectible receivables.

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

Goodwill

Goodwill represents the excess of the cost of an acquired entity over the net fair value of the identifiable assets acquired and liabilities assumed. Goodwill is not amortized, but rather is assessed for impairment at least annually. Additionally, the Company would also review the carrying value of goodwill whenever events or changes in circumstances indicated that its carrying amount may not be recoverable. The Company has concluded that it has one reporting unit for purposes of its annual goodwill impairment testing. To assess goodwill impairment, the first step is to identify if a potential impairment exists by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to have a potential impairment and the second step of the impairment test is not necessary. The results of our most recent annual assessment, performed as of December 31, 2012, did not indicate any impairment of goodwill, and as such the second step of the impairment test was not required. Additionally, we do not believe there have been any triggering events that would result in potential impairment of goodwill as of June 30, 2013.

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

Stock-based compensation costs are based on the fair value of the underlying option calculated using the Black-Scholes option-pricing model on the date of grant for stock options. Determining the appropriate fair value model and related assumptions requires judgment, including estimating stock price volatility, forfeiture rates and expected term. Due to the limited timeframe in which the Company’s shares have been publically traded, the expected volatility rates are estimated based on the actual volatility of comparable public companies over the expected term. The expected term for the six months ended June 30, 2013 and 2012, represents the average time that options that vest are expected to be outstanding based on the mid-point between the vesting date and the end of the contractual term of the award. The Company has not paid dividends and does not anticipate paying a cash dividend in the foreseeable future and, accordingly, uses an expected dividend yield of zero. The risk-free interest rate is based on the rate of U.S. Treasury securities with maturities consistent with the estimated expected term of the awards.

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

The following summarizes the calculation of basic and diluted net (loss) income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Basic:
Net (loss) income	$(520)	$400	$(1,132)	$553
Weighted average common shares, basic	22,788	22,237	22,677	22,213

Basic net (loss) income per share	$(0.02)	$0.02	$(0.05)	$0.02

Diluted:
Net (loss) income	$(520)	$400	$(1,132)	$553
Weighted average common shares, basic	22,788	22,237	22,677	22,213
Dilutive effect of:
Options to purchase common stock	—	394	—	391
Nonvested shares of restricted stock	—	45	—	49

Weighted average common shares, diluted	22,788	22,676	22,677	22,653

Diluted net (loss) income per share	$(0.02)	$0.02	$(0.05)	$0.02

SciQuest, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(in thousands, except per share amounts)

The following equity instruments have been excluded from diluted net (loss) income per common share as they would be anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Common stock options	55	323	70	327

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

The purchase price consisted of $8,000 in cash and 113 shares of the Company’s common stock at a fair value of $2,087. The purchase price included $1,200 in cash and 17 shares of common stock that was deposited in escrow to satisfy potential indemnification claims. Up to $6,000 in cash may be paid and 85 shares of the Company’s common stock may be issued based on the successful achievement of certain performance targets and continued employment with the Company from the closing date to December 31, 2013. The performance conditions for Q4 2012 and Q1 2013 were met and the Company paid $2,400 and issued 34 shares of common stock on April 29, 2013. Additionally, the performance conditions for Q2 2013 were met and the Company will pay $1,200 and issue 17 shares of common stock on or before January 31, 2014. The cash earn-out is being recognized as compensation expense in the consolidated statements of operations and comprehensive (loss) income in the period in which it is earned. The fair value of the shares under the stock earn-out is being recognized as stock-based compensation expense in the consolidated statements of operations and comprehensive (loss) income over the requisite service period of the award. During the three and six months ended June 30, 2013, the Company recognized compensation expense of $1,200 and $2,400 respectively, and recognized stock-based compensation expense of $313 and $626, respectively, related to this earn-out arrangement.

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

The total purchase price of $13,795 consisted of $9,256 in cash and 351 shares of the Company’s common stock at a fair value of $4,539. The issuance of 25 of these shares, with an estimated fair value of $300, is subject to successful completion of certain performance targets under an earn-out arrangement with a former shareholder of AECsoft. Additionally, 300 shares of the Company’s common stock may be issued under an earn-out arrangement with the other former shareholders of AECsoft, upon the successful achievement of such performance targets through December 31, 2013 and continued employment with the Company. The performance conditions for 2012 and 2011 were met in full, and the Company issued 122 shares of common stock on March 20, 2013 and April 14, 2012, respectively. The fair value of these shares is being recognized as stock-based compensation expense in the consolidated statements of operations and comprehensive (loss) income over the requisite service period of the award. During the three months ended June 30, 2013 and 2012, the Company recognized stock-based compensation expense of $244 and $367, respectively, and recognized $488 and $734 during the six months ended June 30, 2013 and 2012, respectively, related to this earn-out arrangement.

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

The allocation of the purchase price as of the acquisition date was as follows:

	Estimated Useful Life	Estimated Fair Value

Accounts receivable		$831
Prepaid expenses and other current assets		174
Property and equipment		82
Deferred tax asset		1,414
Covenant not to compete	5 years	51
Acquired technology	7 years	1,176
Customer relationships	10 years	4,200
Goodwill		8,954
Accrued expenses		(524)
Deferred tax liability		(2,111)
Deferred revenues		(2,362)

Total purchase consideration		$11,885

The measurement period for the acquisition purchase accounting was closed March 31, 2011.

4.	Cash Equivalents and Short-Term Investments

The components of cash equivalents and short-term investments at June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013		December 31, 2012
		Fair Market		Fair Market
	Cost	Value	Cost	Value
Cash equivalents:
Money market accounts	$192	$192	$3,108	$3,108
Short-term investments:
Variable rate demand notes	35,310	35,310	29,740	29,740

Total	$35,502	$35,502	$32,848	$32,848

There were no unrealized gains or losses as of June 30, 2013 or December 31, 2012.

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

Under GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., “the exit price”) in an orderly transaction between market participants at the measurement date. GAAP also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are obtained from independent sources and can be validated by a third party, whereas unobservable inputs reflect assumptions regarding what a third party would use in pricing an asset or liability. The fair value hierarchy is broken down into three levels based on the reliability of inputs as follows:

•

Level 1—Valuations based on quoted prices in active markets for identical instruments that the Company is able to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

•

Level 2—Valuations based on quoted prices in active markets for instruments that are similar, or quoted prices in markets that are not active for identical or similar instruments, and model-derived valuations in which all significant input and significant value drivers are observable in active markets.

•	Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The financial assets for which the Company performs recurring fair value remeasurements are cash equivalents and short-term investments.

As of June 30, 2013 and December 31, 2012, the Company had cash equivalents of $192 and $3,108, respectively, which consist of money market accounts. As of June 30, 2013 and December 31, 2012, the Company had short-term investments of $35,310 and $29,740, respectively, which consist of variable rate demand notes that are invested in corporate and municipal bonds. These variable rate demand notes have final maturities between 2017 and 2046, but are puttable by the Company at any time with seven days notice. These cash equivalents and short-term investments are classified within Level 1 of the fair value hierarchy since they are valued using quoted market prices. As of June 30, 2013 and December 31, 2012, the Company did not have any financial assets or liabilities with observable inputs not quoted on active markets (Level 2), or without observable market values that would require a high level of judgment to determine fair value (Level 3).

The fair value measurements of the Company’s financial assets at June 30, 2013 are as follows:

	Total	Level 1	Level 2	Level 3
Cash Equivalents	$192	$192	—	—
Short-term investments	35,310	35,310	—	—

Total	$35,502	$35,502	—	—

The fair value measurements of the Company’s financial assets at December 31, 2012 are as follows:

	Total	Level 1	Level 2	Level 3
Cash Equivalents	$3,108	$3,108	—	—
Short-term investments	29,740	29,740	—	—

Total	$32,848	$32,848	—	—

6.	Property and Equipment

Property and equipment consist of the following as of June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012

Furniture and fixtures	$1,285	$1,200
Computer software and equipment	14,728	11,230
Leasehold improvements	715	681

Total costs	16,728	13,111
Less accumulated depreciation and amortization	(7,846)	(6,018)

Property and equipment, net	$8,882	$7,093

SciQuest, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(in thousands, except per share amounts)

Depreciation expense related to property and equipment (excluding capitalized internal-use software) was $543 and $357 for the three months ended June 30, 2013 and 2012, respectively, and was $1,017 and $657 for the six months ended June 30, 2013 and 2012, respectively.

Computer software and equipment includes capitalized software development costs incurred during development of the Company’s cloud-based solution. The Company capitalized software development costs of $904 and $734 during the three months ended June 30, 2013 and 2012, respectively, and $1,983 and $1,323 during the six months ended June 30, 2013 and 2012, respectively. Net capitalized software development costs totaled $4,730 and $3,567 at June 30, 2013 and December 31, 2012, respectively. Amortization expense for the three months ended June 30, 2013 and 2012 related to capitalized software development costs was $454 and $194, respectively, and was $821 and $342 for the six months ended June 30, 2013 and 2012, respectively, which is classified within cost of revenues in the accompanying consolidated statements of operations and comprehensive (loss) income.

7.	Goodwill and Other Intangible Assets

The Company acquired goodwill and certain identifiable intangible assets as part of the acquisitions in October 2012, August 2012 and January 2011 and the going private transaction in July 2004.

The changes in the carrying amount of goodwill for the six months ended June 30, 2013 were as follows:

Balance at December 31, 2012	$37,295
Foreign currency translation	(742)

Balance at June 30, 2013	$36,553

As the functional currency of the Company’s foreign subsidiary, where goodwill is recorded, is its local currency, there are related foreign currency translation adjustments. The foreign currency is translated into U.S. dollars using the exchange rate in effect at period end, with any adjustment included in other comprehensive (loss) income.

A summary of intangible assets at June 30, 2013 and December 31, 2012 follows:

	June 30, 2013
	Weighted Average	Gross Carrying	Accumulated	Net Carrying
	Amortization Period	Amount	Amortization	Amount

Acquired technology	7 years	15,834	(9,318)	6,516
Customer relationships	10 years	12,819	(7,250)	5,569
Customer relationships	5 years	1,338	(334)	1,004
Covenant not to compete	5 years	283	(61)	222
Acquired trademarks	5 years	816	(131)	685
Trademarks		430	—	430

Total		$31,520	$(17,094)	$14,426

	December 31, 2012
	Weighted Average	Gross Carrying	Accumulated	Net Carrying
	Amortization Period	Amount	Amortization	Amount

Acquired technology	7 years	16,024	(8,771)	7,253
Customer relationships	10 years	12,987	(6,580)	6,407
Customer relationships	5 years	1,338	(112)	1,226
Covenant not to compete	5 years	284	(33)	251
Acquired trademarks	5 years	828	(49)	779
Trademarks		430	—	430

Total		$31,891	$(15,545)	$16,346

As the functional currency of the Company’s foreign subsidiary, where certain intangible assets are recorded, is its local currency, there are related foreign currency translation adjustments. The foreign currency is translated into U.S. dollars using the exchange rate in effect at period end, with any adjustment included in other comprehensive (loss) income.

Amortization expense of intangible assets was $814 and $251 for the three months ended June 30, 2013 and 2012, respectively, of which $325 and $42 is recorded in cost of revenues in the accompanying consolidated statements of operations and comprehensive (loss) income for the three months ended June 30, 2013 and 2012, respectively. Amortization expense of intangible assets was $1,593 and $502 for the six months ended June 30, 2013 and 2012, respectively, of which $650 and $84 is recorded in cost of revenues in the accompanying consolidated statements of operations for the six months ended June 30, 2013 and 2012, respectively.

SciQuest, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(in thousands, except per share amounts)

The Company estimates the following amortization expense related to its intangible assets for the years ended December 31:

2013 (remaining six months)	$1,547
2014	2,837
2015	2,496
2016	2,245
2017	1,960
Thereafter	2,911

$13,996

8.	Debt

On November 2, 2012, the Company established a $30,000 revolving credit facility which will be available for use until November 2, 2015. The revolving credit facility will be used for general corporate purposes. The facility consists of a $20,000 securities secured revolving credit facility and a $10,000 receivables secured revolving credit facility. The securities secured revolving credit facility and the receivables secured revolving credit facility bear interest equal to the BBA LIBOR Daily Floating Rate plus 0.75% and the BBA LIBOR Daily Floating Rate plus 1.50%, respectively. In addition, the Company pays a quarterly fee equal to 0.10% on any unused funds under the facility. As collateral for extension of credit under the facility, the Company and its domestic subsidiary granted security interests in substantially all of their assets, and the Company pledged the stock of its domestic subsidiary and 66% of the shares of one of its foreign subsidiaries. As of June 30, 2013 and December 31, 2012, the Company had $0 outstanding under the revolving credit facility.

9.	Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 5,000 shares of $0.001 par value preferred stock, of which 222 shares are designated as Series A redeemable preferred stock. The Company’s Board of Directors has the authority to issue up to 4,778 shares of preferred stock in one or more series and to fix the designations, rights, preferences and privileges and any qualifications, limitations or restrictions of the shares of each such series of preferred stock, including dividend rights and rates, conversion rights, voting rights, terms of redemption including price and sinking fund provisions, liquidation preferences and number of shares constituting any series or the designation of that series. As of June 30, 2013 and December 31, 2012, no shares of preferred stock were issued or outstanding.

Stock Incentive Plan

The Company’s 2013 Stock Incentive Plan (the “Plan”) allows the Company to grant common stock options, stock appreciation rights, restricted stock units and restricted stock awards to employees, board members and others who contribute materially to the success of the Company. The Company reserved 3,500 shares of its common stock for issuance under the Plan. Additionally, per the terms of the Plan, shares of common stock previously reserved for issuance under the 2004 Stock Incentive Plan (the “Prior Plan”) as well as shares reserved for outstanding awards under the Prior Plan for which the awards are canceled, forfeited, repurchased or otherwise result in common stock not being issued will be added to the number of shares available for issuance under the Plan. Restricted stock units and restricted stock awards that are granted shall count towards the total number of shares reserved for issuance under the Plan as 1.65 shares. As of June 30, 2013, 4,099 shares of common stock were available for issuance under the Plan.

The following table summarizes the number of shares outstanding and the number of shares available for future grant under the stock incentive plan at June 30, 2013:

June 30, 2013
Number of shares reserved under the 2013 Plan	3,500
Number of shares remaining for future grants transferred from Prior Plan	792
Number of stock options outstanding under the 2013 Plan	(193)
Weighted average exercise price	$23.79
Weighted average term (in years)	9.9
Number of shares remaining for future grants
SciQuest, Inc. 2013 Stock Incentive Plan	4,099

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

Restricted Stock

The Company issues restricted stock units to certain employees and non-employee directors. Restricted stock units differ from restricted stock awards in that restricted stock units represent the right to receive shares of common stock once such shares are vested and issuable in accordance with the terms of the restricted stock units. Once issued, such shares are not subject to further restrictions. Stock-based compensation expense related to these restricted stock units is recognized in the consolidated statements of operations and comprehensive (loss) income based on the fair value of these awards, which is the grant date market value of the Company’s common stock. Stock-based compensation expense of $146 and $274 was recorded during the three and six months ended June 30, 2013, respectively, and $51 was recorded during the three and six months ended June 30, 2012 in connection with these restricted stock units. The total unrecognized compensation cost related to these awards is approximately $808 at June 30, 2013. This amount is expected to be recognized over a weighted-average period of 2.8 years.

The following summarizes the activity of restricted stock units for the six months ended June 30, 2013:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2012	28	$15.67
Issued	53	17.87
Vested	(19)	15.02
Forfeited	(3)	16.30

Nonvested at June 30, 2013	59	$17.81

Additionally, the Company previously issued restricted shares of its common stock to certain employees under the Prior Plan.

These awards are recognized in the consolidated statements of operations and comprehensive (loss) income based on their fair values. Stock-based compensation expense of $6 and $28 was recorded during the three months ended June 30, 2013 and 2012, respectively, and $17 and $55 was recorded during the six months ended June 30, 2013 and 2012, respectively, in connection with these restricted stock awards. The total unrecognized compensation cost related to nonvested shares of restricted stock is approximately $12 at June 30, 2013. This amount is expected to be recognized over a weighted-average period of 0.5 years.

The following summarizes the activity of nonvested shares of restricted stock for the six months ended June 30, 2013:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2012	17	$1.58
Vested	(8)	$1.58
Forfeited	(2)	1.58

Nonvested at June 30, 2013	7	$1.58

SciQuest, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(in thousands, except per share amounts)

Stock Options

The Company also issues common stock options. The following summarizes stock option activity for the six months ended June 30, 2013:

	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value at June 30, 2013 (Unaudited)
Balance at December 31, 2012	1,553	$11.50	8.1	$6,866

Options granted	639	$19.61
Options exercised	(159)	$8.17
Options canceled	(117)	$14.93

Balance at June 30, 2013	1,916	$14.28	8.3	$16,743

Vested and expected to vest at June 30, 2013	1,681	$13.92	8.2	$16,065

Exercisable at June 30, 2013	740	$10.21	7.3	$9,402

The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying awards and the estimated fair value of the Company’s common stock at June 30, 2013 multiplied by the number of shares that would have been received by the option holders had all option holders exercised their options on June 30, 2013. The aggregate intrinsic value of options exercised during the three months ended June 30, 2013 and 2012 was $834 and $340, respectively. The aggregate intrinsic value of options exercised during the six months ended June 30, 2013 and 2012 was $1,933 and $659, respectively.

The total unrecognized compensation cost related to outstanding stock options is $11,141 at June 30, 2013. This amount is expected to be recognized over a weighted-average period of 3.07 years.

The following table summarizes information about stock options outstanding and exercisable at June 30, 2013:

	Options Outstanding at June 30, 2013			Options Exercisable at June 30, 2013
Range of Exercise Price	Number	Weighted-Average Remaining Contractual Life (Yrs.)	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
$ 0.08 — $ 0.14	32	1.9	$0.10	32	$0.10
$ 0.14 — $ 1.90	6	5.6	1.56	6	1.56
$ 2.04 — $ 8.18	278	6.5	3.44	236	3.32
$11.45 — $17.41	1,297	8.5	14.91	459	14.41
$17.50 — $24.38	303	9.8	23.25	7	20.65

Total	1,916	8.3	$14.28	740	$10.21

The fair value of common stock options for employees and non-employees is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:

	Six Months Ended June 30,
	2013	2012
Estimated dividend yield	0%	0%
Expected stock price volatility	52.2 – 55.0%	60.0 – 70.0%
Weighted-average risk-free interest rate	0.9 – 1.3%	1.0 – 1.5%
Expected life of options (in years)	6.25	6.25

Stock-based compensation expense of $946 and $680 was recorded during the three months ended June 30, 2013 and 2012, respectively, and $1,735 and $1,439 was recorded during the six months ended June 30, 2013 and 2012, respectively, related to the Company’s outstanding stock options. The weighted average grant date fair value per share for stock options granted in the six months ended June 30, 2013 and 2012 was $10.09 and $9.20, respectively.

SciQuest, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(in thousands, except per share amounts)

As discussed in Note 3, the Company recognized stock-based compensation expense of $313 and $626 in the accompanying consolidated statements of operations and comprehensive (loss) income during the three and six months ended June 30, 2013, respectively, related to the earn-out arrangement associated with the Spend Radar acquisition. In addition, the Company recognized stock-based compensation of $244 and $367 in the accompanying consolidated statements of operations and comprehensive (loss) income during the three months ended June 30, 2013 and 2012, respectively, and recognized $488 and $734 during the six months ended June 30, 2013 and 2012, respectively, related to the earn-out arrangement with certain former shareholders of AECsoft.

Employee Stock Purchase Plan

The Company adopted an Employee Stock Purchase Plan (the “Purchase Plan”) effective June 1, 2012. Eligible employees can contribute up to 10% of their gross earnings for each pay period, up to a maximum of $25 for any calendar year. The initial offering period that commenced on June 1, 2012 was a period of 12 months, and thereafter six month offering periods begin on December 1 and June 1 of each year. During the offering period eligible employees may elect to purchase shares of the Company’s common stock according to the terms of the offering. The per share purchase price is equal to the lesser of 85% of the fair market value of the Company’s common stock on the offering date or 85% of the fair market value of the Company’s common stock on the purchase date. The fair value of stock purchase rights granted under the Purchase Plan is estimated on the date of grant using the Black-Scholes option-pricing model. As of June 30, 2013, 959 shares of common stock were available for issuance to participating employees under the Purchase Plan. During the three and six months ended June 30, 2013, the Company recognized stock-based compensation expense of $69 and $146, respectively, and recognized $15 during the three and six months ended June 30, 2012 related to the Purchase Plan.

The fair value of stock purchase rights granted under the Purchase Plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:

	Six Months Ended June 30,
	2013	2012
Estimated dividend yield	0%	0%
Expected stock price volatility	57.3%	57.3%
Weighted-average risk-free interest rate	0.07%	0.17%
Expected life of options (in years)	0.5	1.0

10.	Income Taxes

The Company computes its provision for income taxes by applying the estimated annual effective tax rate, adjusted for any material items. The Company’s effective tax rate of (50.5)% and (52.2)% for the three and six months ended June 30, 2013, respectively, was lower than the federal statutory rate of 34% primarily due to research and development credits generated, non-deductible expenses, including stock-based compensation and stock-based compensation associated with the earn-out arrangement. The Company’s effective tax rate of 52.0% and 53.1% for the three and six months ended June 30, 2012, respectively, was higher than the federal statutory rate of 34% primarily due to state income taxes and non-deductible expenses, including stock-based compensation and stock-based compensation associated with the earn-out arrangement and amortization of acquired intangible assets.

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

Lease

On July 7, 2013, the Company entered into a lease agreement for the lease of office space to replace the Company’s current corporate headquarters. The leased space will be approximately 78,565 square feet. The leased premises are to be constructed with a target completion date of August 1, 2014. The lease term will commence upon the later of August 1, 2014 or substantial completion of the leased premises and will extend for 120 months thereafter. The Company’s lease payments will consist of annual minimum rent payments, payable in monthly installments, together with the Company’s proportionate share of operating expenses for the lease premises. The annual minimum rent payments commence at $1,150 for the first year of the lease and increase annually during the term of the lease to $2,154 for the final year of the lease.

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

Key Financial Terms and Metrics

We have several key financial terms and metrics. During the six months ended June 30, 2013, there were no changes in the definitions of our key financial terms and metrics, which are discussed in more detail under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Terms and Metrics” included in our annual report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission on March 8, 2013.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

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

During the six months ended June 30, 2013, there were no significant changes in our critical accounting policies or estimates. See Note 2 to our financial statements included elsewhere in this Quarterly Report on Form 10-Q and under the heading “Critical Accounting Policies” in our annual report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission on March 8, 2013, for additional information regarding our critical accounting policies, as well as a description of our other significant accounting policies.

Results of Operations

The following table sets forth, for the periods indicated, our results of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenues	$21,205	$15,180	$41,870	$29,588
Cost of revenues (1) (2)	6,569	4,409	13,183	8,586

Gross profit	14,636	10,771	28,687	21,002

Operating expenses: (1)
Research and development	6,851	3,134	13,393	6,171
Sales and marketing	5,259	4,009	10,730	8,115
General and administrative	3,089	2,599	5,984	5,171
Amortization of intangible assets	489	209	943	418

Total operating expenses	15,688	9,951	31,050	19,875

(Loss) Income from operations	(1,052)	820	(2,363)	1,127
Interest and other income (expense), net	1	14	(5)	53

(Loss) income before income taxes	(1,051)	834	(2,368)	1,180
Income tax benefit (expense)	531	(434)	1,236	(627)

Net (loss) income	$(520)	$400	$(1,132)	$553

(1)	Amounts include stock-based compensation expense, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Cost of revenues	$124	$(39)	$244	$82
Research and development	434	258	846	499
Sales and marketing	449	352	882	650
General and administrative	717	570	1,314	1,063

	$1,724	$1,141	$3,286	$2,294

(2)	Cost of revenues includes amortization of capitalized software development costs of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Amortization of capitalized software development costs	$454	$194	$821	$342
Amortization of acquired software	325	42	650	84

	$779	$236	$1,471	$426

The following table sets forth, for the periods indicated, our results of operations expressed as a percentage of revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenues	100%	100%	100%	100%
Cost of revenues	31	29	32	29

Gross profit	69	71	68	71

Operating expenses:
Research and development	32	21	32	21
Sales and marketing	25	26	26	27
General and administrative	15	17	14	18
Amortization of intangible assets	2	1	2	1

Total operating expenses	74	65	74	67

(Loss) income from operations	(5)	6	(6)	4
Interest and other income (expense), net	—	—	—	—

(Loss) income before income taxes	(5)	6	(6)	4
Income tax benefit (expense)	3	(3)	3	(2)

Net (loss) income	(2)%	3%	(3)%	2%

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Revenues. Revenues for the three months ended June 30, 2013 were $21.2 million, an increase of $6.0 million, or 39%, over revenues of $15.2 million for the three months ended June 30, 2012. The increase in revenues resulted primarily from the recognition of revenue for a full three-month period for the new customers added in, and subsequent to, the three months ended June 30, 2012, as well as revenue relating to customers acquired as a result of our acquisitions of Spend Radar and Upside in October 2012 and August 2012, respectively.

Cost of Revenues. Cost of revenues for the three months ended June 30, 2013 was $6.6 million, an increase of $2.2 million, or 50%, over cost of revenues of $4.4 million for the three months ended June 30, 2012. As a percentage of revenues, cost of revenues increased to 31% for the three months ended June 30, 2013 from 29% from the three months ended June 30, 2012. The increase in dollar amount was primarily due to a $1.1 million increase in employee-related costs attributable primarily to personnel gained through our prior year acquisitions, as well as our additional and existing implementation service and customer support personnel, a $0.3 million increase in amortization of capitalized software, a $0.3 million increase in amortization of acquired software due to our acquisitions of Spend Radar and Upside, a $0.1 million increase in depreciation associated with acquired and purchased property and equipment, and a $0.2 million increase in stock-based compensation expense. We had 183 full-time equivalents in our implementation services, supplier enablement services, customer support, and client partner organizations at June 30, 2013 compared to 117 full-time equivalents at June 30, 2012.

Research and Development Expenses. Research and development expenses for the three months ended June 30, 2013 were $6.9 million, an increase of $3.8 million, or 123%, from research and development expenses of $3.1 million for the three months ended June 30, 2012. As a percentage of revenues, research and development expense increased to 32% for the three months ended June 30, 2013 from 21% for the three months ended June 30, 2012. The increase in dollar amount was primarily due to a $3.1 million net increase in employee-related costs attributable primarily to personnel gained through our prior year acquisitions, as well as our additional and existing research and development personnel, which employee-related costs were offset by increases in capitalized software development costs, a $0.2 million increase in stock-based compensation expense, a $0.1 million increase in depreciation associated with acquired and purchased property and equipment, and a $0.2 million increase in other research and development spend. We had 188 full-time equivalents in our research and development organization at June 30, 2013 compared to 94 full-time equivalents at June 30, 2012.

Sales and Marketing Expenses. Sales and marketing expenses for the three months ended June 30, 2013 were $5.3 million, an increase of $1.3 million, or 33%, over sales and marketing expenses of $4.0 million for the three months ended June 30, 2012. As a percentage of revenues, sales and marketing expenses decreased to 25% for the three months ended June 30, 2013 from 26% for the three months ended June 30, 2012. The increase in dollar amount was primarily due to a $1.1 million increase in employee-related costs attributable primarily to personnel gained through our prior year acquisitions, as well as our additional and existing sales and marketing personnel, a $0.1 million increase in stock-based compensation expense, and a $0.1 million increase in amortized commission expense. We had 75 full-time equivalents in our sales and marketing organization at June 30, 2013 compared to 55 full-time equivalents at June 30, 2012.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2013 were $3.1 million, an increase of $0.5 million, or 19%, over general and administrative expenses of $2.6 million for the three months ended June 30, 2012. As a percentage of revenues, general and administrative expenses decreased to 15% for the three months ended June 30, 2013, from 17% for the three months ended June 30, 2012. The increase in dollar amount was primarily due to a $0.2 million increase in employee-related costs attributable primarily to our additional and existing general and administrative personnel, as well as personnel gained through our prior year acquisitions, and a $0.1 million increase in stock-based compensation expense. We had 25 full-time equivalents in our general and administrative organization at June 30, 2013 compared to 21 full-time equivalents at June 30, 2012.

Amortization of Intangible Assets. Amortization of intangible assets for the three months ended June 30, 2013 were $0.5 million, an increase of $0.3 million, or 150%, over amortization of intangible assets of $0.2 million for the three months ended June 30, 2012. As a percentage of revenues, amortization of intangible assets increased to 2% for the three months ended June 30, 2013, from 1% for the three months ended June 30, 2012. The increase in dollar amount was due to amortization attributable to intangible assets acquired in connection with our Spend Radar and Upside acquisitions in October 2012 and August 2012, respectively.

Income Tax Benefit (Expense). Income tax benefit for the three months ended June 30, 2013 was $0.5 million compared to income tax expense of ($0.4) million for the three months ended June 30, 2012. The change in income tax benefit (expense) was due to a difference in our pre-tax net (loss) income for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Revenues. Revenues for the six months ended June 30, 2013 were $41.9 million, an increase of $12.3 million, or 42%, over revenues of $29.6 million for the six months ended June 30, 2012. The increase in revenues resulted primarily from the recognition of revenue for a full six-month period for the new customers added in, and subsequent to, the six months ended June 30, 2012, as well as revenue relating to customers acquired as a result of our acquisitions of Spend Radar and Upside in October 2012 and August 2012, respectively.

Cost of Revenues. Cost of revenues for the six months ended June 30, 2013 was $13.2 million, an increase of $4.6 million, or 53%, over cost of revenues of $8.6 million for the six months ended June 30, 2012. As a percentage of revenues, cost of revenues increased to 32% for the six months ended June 30, 2013 from 29% from the six months ended June 30, 2012. The increase in dollar amount was primarily due to a $2.5 million increase in employee-related costs attributable primarily to personnel gained through our prior year acquisitions, as well as our additional and existing implementation service and customer support personnel, a $0.5 million increase in amortization of capitalized software, a $0.6 million increase in amortization of acquired software due to our acquisitions of Spend Radar and Upside, a $0.2 million increase in stock-based compensation expense, a $0.1 million increase in depreciation associated with acquired and purchased property and equipment, and a $0.6 million increase in other cost of revenues spend. We had 183 full-time equivalents in our implementation services, supplier enablement services, customer support, and client partner organizations at June 30, 2013, compared to 117 full-time equivalents at June 30, 2012.

Research and Development Expenses. Research and development expenses for the six months ended June 30, 2013 were $13.4 million, an increase of $7.2 million, or 116%, from research and development expenses of $6.2 million for the six months ended June 30, 2012. As a percentage of revenues, research and development expense increased to 32% for the six months ended June 30, 2013 from 21% for the six months ended June 30, 2012. The increase in dollar amount was primarily due to a $6.0 million net increase in employee-related costs attributable primarily to personnel gained through our prior year acquisitions, as well as our additional and existing research and development personnel, which employee-related costs were offset by increases in capitalized software development costs, a $0.3 million increase in stock-based compensation expense, a $0.2 million increase in depreciation associated with acquired and purchased property and equipment, and a $0.5 million increase in other research and development spend. We had 188 full-time equivalents in our research and development organization at June 30, 2013, compared to 94 full-time equivalents at June 30, 2012.

Sales and Marketing Expenses. Sales and marketing expenses for the six months ended June 30, 2013 were $10.7 million, an increase of $2.6 million, or 32%, over sales and marketing expenses of $8.1 million for the six months ended June 30, 2012. As a percentage of revenues, sales and marketing expenses decreased to 26% for the six months ended June 30, 2013 from 27% for the six months ended June 30, 2012. The increase in dollar amount was primarily due to a $2.2 million increase in employee-related costs attributable primarily to personnel gained through our prior year acquisitions, as well as our additional and existing sales and marketing personnel, a $0.2 million increase in stock-based compensation expense, and a $0.1 million increase in amortized commission expense. We had 75 full-time equivalents in our sales and marketing organization at June 30, 2013, compared to 55 full-time equivalents at June 30, 2012.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2013 were $6.0 million, an increase of $0.8 million, or 15%, over general and administrative expenses of $5.2 million for the six months ended June 30, 2012. As a percentage of revenues, general and administrative expenses decreased to 14% for the six months ended June 30, 2013, from 18% for the six months ended June 30, 2012. The increase in dollar amount was primarily due to a $0.4 million increase in employee-related costs attributable primarily to our additional and existing general and administrative personnel, as well as personnel gained through our prior year acquisitions, and a $0.3 million increase in stock-based compensation expense. We had 25 full-time equivalents in our general and administrative organization at June 30, 2013, compared to 21 full-time equivalents at June 30, 2012.

Amortization of Intangible Assets. Amortization of intangible assets for the six months ended June 30, 2013 were $0.9 million, an increase of $0.5 million, or 125%, over amortization of intangible assets of $0.4 million for the six months ended June 30, 2012. As a percentage of revenues, amortization of intangible assets increased to 2% for the six months ended June 30, 2013, from 1% for the six months ended June 30, 2012. The increase in dollar amount was due to amortization attributable to intangible assets acquired in connection with our Spend Radar and Upside acquisitions in October 2012 and August 2012, respectively.

Income Tax Benefit (Expense). Income tax benefit for the six months ended June 30, 2013 was $1.2 million compared to income tax expense of ($0.6) million for the six months ended June 30, 2012. The change in income tax benefit (expense) was due to a difference in our pre-tax net (loss) income for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

Liquidity

Net Cash Flows from Operating Activities

Net cash provided by operating activities was $2.9 million during the six months ended June 30, 2013. The amount of our net cash provided by operating activities is primarily a result of the timing of cash payments from our customers, offset by the timing of our cash expenditures, which are primarily employee salaries. The cash payments from our customers will fluctuate as our new business sales normally fluctuate quarterly, primarily due to the timing of client budget cycles, with the second and fourth quarters of each year generally having the most sales and the first and third quarters generally having fewer sales. The cash payments from customers are typically due annually on the anniversary date of the initial contract. The cash payments from customers were approximately $42 million during the six months ended June 30, 2013. The cash payments to employees are typically ratable throughout the fiscal year, with the exception of annual incentive payments, which occur in the first quarter. The cash expenditures for employee salaries, including incentive payments, were approximately $24 million during the six months ended June 30, 2013.

For the six months ended June 30, 2013, net cash provided by operating activities of $2.9 million was primarily the result of $1.1 million of net loss plus a $2.2 million decrease in accounts receivable, $3.3 million of stock-based compensation, and $3.4 million of depreciation and amortization, less a $2.5 million decrease in deferred revenues, a $1.1 million decrease in accrued liabilities, and a $1.3 million increase in deferred taxes.

For the six months ended June 30, 2012, net cash provided by operating activities of $6.4 million was primarily the result of $0.6 million of net income plus a $3.3 million decrease in accounts receivable, $2.3 million of stock-based compensation, and $1.5 million of depreciation and amortization, less a $1.2 million decrease in accrued liabilities.

As of June 30, 2013, we had net operating loss carryforwards of approximately $177.1 million available to reduce future federal taxable income. Use of these carryforwards is subject to significant limitations. In the future, we may fully utilize our available net operating loss carryforwards and would begin making income tax payments at that time. In addition, the limitations on utilizing net operating loss carryforwards and other minimum state taxes may also increase our overall tax obligations. We expect that if we generate taxable income and/or we are not allowed to use net operating loss carryforwards for federal/state income tax purposes, our cash generated from operations will be adequate to meet our income tax obligations.

Net Cash Flows from Investing Activities

For the six months ended June 30, 2013, net cash used in investing activities was $9.2 million, consisting of net purchases of $5.6 million of short-term investments, various capital expenditures of $1.7 million and capitalization of $2.0 million of software development costs. In general, our capital expenditures are for our network infrastructure to support our increasing customer base and growth in new business and for internal use, such as equipment for our increasing employee headcount.

For the six months ended June 30, 2012, net cash provided by investing activities was $4.9 million, consisting of net maturities of $7.7 million of short-term investments, less various capital expenditures of $1.5 million and capitalization of $1.3 million of software development costs.

Net Cash Flows from Financing Activities

For the six months ended June 30, 2013, net cash provided by financing activities was $1.8 million, consisting of $1.3 million proceeds from the exercise of common stock options and $0.5 million proceeds from the employee stock purchase plan.

For the six months ended June 30, 2012, net cash provided by financing activities was $0.3 million, representing proceeds from the exercise of common stock options.

Line of Credit

On November 2, 2012, we established a $30 million revolving credit facility to cost effectively increase our liquidity. The facility consists of a $20 million securities secured revolving credit facility and a $10 million receivables secured revolving credit facility and will be available for use until November 2, 2015. The securities secured facility and the receivables secured facility bear interest equal to the BBA LIBOR Daily Floating Rate plus 0.75% and the BBA LIBOR Daily Floating Rate plus 1.50%, respectively. We pay a quarterly fee equal to 0.10% on any unused funds under the facility. As of June 30, 2013, we had $0 outstanding.

Off-Balance Sheet Arrangements

As of June 30, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space, we do not engage in off-balance sheet financing arrangements. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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

Contractual and Commercial Commitment Summary

We have contractual obligations that require us to make future cash payments. On July 7, 2013, we entered into a lease agreement for the lease of office space to replace our current corporate headquarters. The leased space will be approximately 78,565 square feet. The leased premises are to be constructed with a target completion date of August 1, 2014. The lease term will commence upon the later of August 1, 2014 or substantial completion of the leased premises and will extend for 120 months thereafter. As a result, the contractual and commercial commitments that are discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual and Commercial Commitment Summary” included in our annual report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission on March 8, 2013 have been updated to include amounts payable under this lease agreement.

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
			(In thousands)

Operating lease commitments	$25,275	$1,003	$5,417	$5,519	$13,336

The above amounts include lease obligations for both the current headquarters and the future headquarters. In connection with the process that culminated in the leasing of the new facility, we are beginning a process to sublease space in our current facility. Such a sublease would reduce the total obligation shown.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk.

We bill and receive payments from our customers predominately in U.S. dollars as well as make payments predominately in U.S. dollars. With the acquisition of Upside, the amount of payments received in Canadian dollars has increased slightly while remaining an immaterial portion of total payments received, but the amount of payments made in Canadian dollars, primarily payroll, is a material portion of our total payments made. Given our limited exposure to foreign currencies, the relative stability of currency exchange rates between the U.S. dollar and the Canadian dollar and our ability to monitor a single exchange rate, we believe that our results of operations and cash flows are not materially subject to fluctuations due to changes in foreign currency exchange rates. If we further grow sales of our solutions outside the United States or establish other operations outside the United States, we may become subject to greater risks with respect to changes in currency exchange rates.

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

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, an evaluation as of June 30, 2013 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2013, were effective for the purposes stated above.

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

On April 29, 2013, we issued 33,975 shares of common stock to Spend Radar pursuant to an Asset Purchase Agreement, dated September 27, 2012, by and among SciQuest, Spend Radar, Rodney True and Brian Daniels (the “Purchase Agreement”). Such shares constitute a portion of the purchase price payable by SciQuest for the purchase of the assets of Spend Radar pursuant to the Purchase Agreement and were issuable based upon the successful achievement of certain performance targets through March 31, 2013. Such shares were issued in a private placement under Section 4(2) of the Securities Act and/or Regulation D under the Securities Act. Each recipient meets the accredited investor definition of Rule 501 of the Securities Act. The offering was not conducted in connection with a public offering and no public solicitation or advertisement was made or relied upon by the investor in connection with the offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification, executed by Stephen J. Wiehe, President, Chief Executive Officer and Chairman of the Board of Directors of SciQuest.

31.2*	Rule 13a-14(a)/15d-14(a) Certification, executed by Rudy C. Howard, Chief Financial Officer of SciQuest.

32.1**	Section 1350 Certification, executed by Stephen J. Wiehe, President, Chief Executive Officer and Chairman of the Board of Directors of SciQuest.

32.2**	Section 1350 Certification, executed by Rudy C. Howard, Chief Financial Officer of SciQuest.

101***	Interactive Data Files pursuant to Rule 405 of Regulation S-T (XBRL)

*	Filed herewith.
**	Furnished herewith.
***	Pursuant to Rule 406T of SEC Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SCIQUEST, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCIQUEST, INC.
(Registrant)

By:	/s/ Rudy C. Howard
Rudy C. Howard
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 8, 2013