Form 10-Q
period 2013-09-30
SCIQUEST INC
filed 2013-11-08
CIK 1082526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________  to ________

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

As of October 31, 2013, 23,743,958 shares of the registrant’s outstanding common stock, $0.001 par value per share, were outstanding.

SCIQUEST, INC.

FORM 10-Q

FOR THE QUARTER ENDED September 30, 2013

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

SciQuest, Inc.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	As of September 30, 2013	As of December 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,458	$15,606
Short-term investments	15,230	29,740
Accounts receivable, net	12,832	12,916
Prepaid expenses and other current assets	2,233	1,434
Deferred tax asset	237	77
Total current assets	41,990	59,773
Property and equipment, net	9,451	7,093
Goodwill	65,680	37,295
Intangible assets, net	31,053	16,346
Deferred project costs	6,350	6,962
Deferred tax asset, less current portion	11,171	12,682
Other	151	173
Total assets	$165,846	$140,324

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$327	$1,864
Accrued liabilities	10,838	8,771
Deferred revenues	54,253	47,821
Total current liabilities	65,418	58,456
Deferred revenues, less current portion	13,009	14,640

Commitments and contingencies

Stockholders’ equity:

Common stock, $0.001 par value; 50,000 shares authorized; 23,737 and 22,525 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	24	23
Additional paid-in capital	106,204	81,894
Accumulated other comprehensive loss	(721)	(115)
Accumulated deficit	(18,088)	(14,574)
Total stockholders’ equity	87,419	67,228
Total liabilities and stockholders’ equity	$165,846	$140,324

The accompanying notes are an integral part of the consolidated financial statements.

SciQuest, Inc.

Consolidated Statements of Operations and Comprehensive (Loss) Income

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Revenues	$22,513	$17,173	$64,383	$46,761
Cost of revenues	6,759	5,343	19,942	13,929
Gross profit	15,754	11,830	44,441	32,832
Operating expenses:
Research and development	7,132	4,734	20,525	10,905
Sales and marketing	6,334	4,073	17,064	12,188
General and administrative	3,462	2,835	9,446	8,006
Amortization of intangible assets	602	318	1,545	736
Total operating expenses	17,530	11,960	48,580	31,835
(Loss) income from operations	(1,776)	(130)	(4,139)	997
Other (expense) income:
Interest income	10	19	50	75
Other (expense) income, net	(13)	(38)	(58)	(41)
Total other (expense) income, net	(3)	(19)	(8)	34
(Loss) income before income taxes	(1,779)	(149)	(4,147)	1,031
Income tax (expense) benefit	(603)	862	633	235
Net (loss) income	$(2,382)	$713	$(3,514)	$1,266

Other comprehensive (loss) income:
Foreign currency translation adjustments	426	(109)	(606)	(103)
Comprehensive (loss) income	$(1,956)	$604	$(4,120)	$1,163

Net (loss) income per share:
Basic	$(0.10)	$0.03	$(0.15)	$0.06
Diluted	$(0.10)	$0.03	$(0.15)	$0.06
Weighted average shares outstanding used in computing per share amounts:
Basic	23,068	22,278	22,803	22,235
Diluted	23,068	22,703	22,803	22,676

The accompanying notes are an integral part of the consolidated financial statements.

SciQuest, Inc.

Consolidated Statement of Stockholders’ Equity

(unaudited)

(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2012	22,525	$23	$81,894	$(115)	$(14,574)	$67,228
Issuance of stock in connection with stock option exercises	184	—	1,608	—	—	1,608
Issuance of stock in connection with employee stock purchase plan	41	—	546	—	—	546
Issuance of stock pursuant to vesting of restricted stock units	13	—	—	—	—	—
Issuance of stock in connection with business acquisitions	976	1	17,054	—	—	17,055
Repurchase of restricted stock	(2)	—	—	—	—	—
Stock-based compensation	—	—	5,102	—	—	5,102
Foreign currency translation adjustments	—	—	—	(606)	—	(606)
Net loss	—	—	—	—	(3,514)	(3,514)
Balance at September 30, 2013	23,737	$24	$106,204	$(721)	$(18,088)	$87,419

The accompanying notes are an integral part of the consolidated financial statements.

SciQuest, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2013	2012
	(unaudited)
Cash flows from operating activities
Net (loss) income	$(3,514)	$1,266
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	5,460	2,673
Loss on disposal of fixed assets	—	36
Stock-based compensation expense	5,102	3,609
Deferred taxes	(676)	(221)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	2,709	6,026
Prepaid expenses and other current assets	(469)	(378)
Deferred project costs and other assets	785	(30)
Accounts payable	(1,631)	189
Accrued liabilities	1,093	(442)
Deferred revenues	470	1,068
Net cash provided by operating activities	9,329	13,796
Cash flows from investing activities
Business acquisitions, net of cash acquired	(25,533)	(22,447)
Addition of capitalized software development costs	(2,942)	(2,179)
Purchase of property and equipment	(1,841)	(1,710)
Purchase of available-for-sale short-term investments	(23,525)	(1,200)
Maturities of available-for-sale short-term investments	38,035	19,340
Net cash used in investing activities	(15,806)	(8,196)
Cash flows from financing activities
Proceeds from exercise of common stock options	1,608	312
Proceeds from employee stock purchase plan activity	760	—
Net cash provided by financing activities	2,368	312
Effect of exchange rate changes on cash and cash equivalents	(39)	(60)
Net (decrease) increase in cash and cash equivalents	(4,148)	5,852
Cash and cash equivalents at beginning of period	15,606	14,958
Cash and cash equivalents at end of period	$11,458	$20,810

Supplemental disclosure of non-cash investing activities:
Issuance of common stock in connection with acquisition	$17,055	$—

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the fiscal year or any future period. The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission on March 8, 2013.

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

Because customers do not have the right to take possession of the Software-as-a-Service (“SaaS”) based software, these arrangements are considered service contracts and are not within the scope of Industry Topic 985, Software. The Company’s contractual agreements generally contain multiple service elements and deliverables, for which we follow the guidance provided in Accounting Standards Codification (“ASC”) 605-25, Revenue Recognition for Multiple-Element Arrangements. These elements include access to the hosted software, implementation or data classification services and, on a limited basis, perpetual licenses for certain software products and related maintenance and support. The Company evaluates each element in a multiple-element arrangement to determine whether it represents a separate unit of accounting. An element constitutes a separate unit of accounting when the delivered item has standalone value and delivery of the undelivered element is probable and within the Company’s control.

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

Short-Term Investments

Management determines the appropriate classification of investments at the time of purchase and evaluates such determination at each balance sheet date. The Company’s investments are classified as available-for-sale securities and are stated at fair value at September 30, 2013 and December 31, 2012. Realized gains and losses are included in other income (expense) based on the specific identification method. There were no realized gains or losses for the three or nine months ended September 30, 2013 or 2012. Net unrealized gains and losses on available-for-sale securities are reported as a component of other comprehensive (loss) income, net of tax. As of September 30, 2013 and December 31, 2012, there were no unrealized gains or losses on available-for-sale securities. The Company regularly monitors and evaluates the fair value of its investments to identify other-than-temporary declines in value. Management believes no such declines in value existed at September 30, 2013 or December 31, 2012.

Accounts Receivable

The Company assesses the need for an allowance for doubtful accounts based on estimates of probable credit losses. This assessment is based on several factors, including aging of customer accounts, known customer specific risks, historical experience and existing economic conditions. The Company generally does not require collateral for receivable balances. Accounts would be charged against the allowance after all means of collection were exhausted and recovery was considered remote. Any required provisions for doubtful accounts would be recorded in general and administrative expense. Based on management’s analysis of its outstanding accounts receivable, the Company has recorded an allowance of $37 and $122 at September 30, 2013 and December 31, 2012, respectively. For the three and nine months ended September 30, 2013 and 2012, no expense was recorded for uncollectible receivables.

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

Although the Company’s development efforts are primarily focused on its hosted, cloud-based solution, the Company also incurs costs in connection with the development of certain of its software products licensed to customers on a perpetual basis, which are accounted for as costs of software to be sold, leased or otherwise marketed. Under this guidance, capitalization of software development costs begins upon the establishment of technological feasibility (based on a working model approach), subject to net realizable value considerations. To date, the dates between achieving technological feasibility and the general availability of such software have substantially coincided; therefore, software development costs for these products that would qualify for capitalization have been immaterial. Accordingly, the Company has not capitalized any software development costs related to these software products and has charged all such costs to research and development expense.

Goodwill

Goodwill represents the excess of the cost of an acquired entity over the net fair value of the identifiable assets acquired and liabilities assumed. Goodwill is not amortized, but rather is assessed for impairment at least annually. Additionally, the Company would also review the carrying value of goodwill whenever events or changes in circumstances indicated that its carrying amount may not be recoverable. The Company has concluded that it has one reporting unit for purposes of its annual goodwill impairment testing. To

SciQuest, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(in thousands, except per share amounts)

assess goodwill impairment, the first step is to identify if a potential impairment exists by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to have a potential impairment and the second step of the impairment test is not necessary. The results of our most recent annual assessment, performed as of December 31, 2012, did not indicate any impairment of goodwill, and as such the second step of the impairment test was not required. Additionally, we do not believe there have been any triggering events that would result in potential impairment of goodwill as of September 30, 2013.

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

Stock-based compensation costs are based on the fair value of the underlying option calculated using the Black-Scholes option-pricing model on the date of grant for stock options. Determining the appropriate fair value model and related assumptions requires judgment, including estimating stock price volatility, forfeiture rates and expected term. The Company uses the historical volatility of its stock price to calculate the expected volatility. The expected term for the nine months ended September 30, 2013 and 2012, represents the average time that options that vest are expected to be outstanding based on the mid-point between the vesting date and the end of the contractual term of the award. The Company has not paid dividends and does not anticipate paying a cash dividend in the foreseeable future and, accordingly, uses an expected dividend yield of zero. The risk-free interest rate is based on the rate of U.S. Treasury securities with maturities consistent with the estimated expected term of the awards.

Foreign Currency and Operations

The reporting currency for all periods presented is the U.S. dollar. The functional currency for the Company’s foreign subsidiaries is generally their local currency. The translation of each subsidiary’s financial statements into U.S. dollars is performed for assets and liabilities using exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period. The resulting translation adjustments are recognized in accumulated other comprehensive (loss) income, a separate component of stockholders’ equity. Realized foreign currency transaction gains and losses are included in other income (expense) in the consolidated statements of operations and comprehensive (loss) income.

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

SciQuest, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(in thousands, except per share amounts)

The following summarizes the calculation of basic and diluted net (loss) income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Basic:
Net (loss) income	$(2,382)	$713	$(3,514)	$1,266
Weighted average common shares, basic	23,068	22,278	22,803	22,235
Basic net (loss) income per share	$(0.10)	$0.03	$(0.15)	$0.06
Diluted:
Net (loss) income	$(2,382)	$713	$(3,514)	$1,266
Weighted average common shares, basic	23,068	22,278	22,803	22,235
Dilutive effect of:
Options to purchase common stock	—	385	—	395
Nonvested shares of restricted stock	—	40	—	46
Weighted average common shares, diluted	23,068	22,703	22,803	22,676
Diluted net (loss) income per share	$(0.10)	$0.03	$(0.15)	$0.06

The following equity instruments have been excluded from diluted net (loss) income per common share as they would be anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Common stock options	106	199	85	288

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

Recent Accounting Pronouncements

In July 2013, the FASB issued a revised accounting standard, which clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This standard is effective prospectively for fiscal years,

SciQuest, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(in thousands, except per share amounts)

and interim periods within those years, beginning after December 15, 2013. Retrospective application is permitted. The Company will adopt this standard in the first quarter of 2013 and does not expect the adoption to have a material impact on its financial statements.

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

3. Business Combinations

CombineNet

On August 30, 2013, the Company acquired all of the outstanding capital stock of CombineNet, Inc. (“CombineNet”), a leading provider of advanced sourcing software. The acquisition of CombineNet expands the Company’s strategic sourcing footprint with an advanced, cloud-based tool that improves procurement decisions for spend categories that are typically beyond the capabilities of traditional eSourcing software.

The purchase price consisted of approximately $26,575 in cash and 820 shares of the Company’s common stock at a fair value of $17,055. The purchase price is subject to a purchase price adjustment based on the closing amount of working capital of CombineNet. The purchase price included $2,465 in cash and 76 shares of common stock that were deposited in escrow to satisfy potential indemnification claims. The Company incurred acquisition costs of approximately $431 during the three and nine months ended September 30, 2013, which are included in general and administrative expense in the consolidated statements of operations and comprehensive (loss) income. The acquisition was accounted for under the purchase method of accounting. The operating results of CombineNet are included in the accompanying consolidated financial statements from the date of acquisition.

The purchase consideration consisted of the following:

Cash	$26,575
Fair value of common stock	17,055
Total purchase consideration	$43,630
Cash acquired	1,042
Net purchase consideration	$42,588

The purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. Acquired technology, trademarks and the covenant not to compete are amortized on a straight-line basis over their respective estimated useful lives. Acquired customer relationships are amortized over a fifteen-year estimated life in a pattern consistent with which the economic benefit is expected to be realized. The excess of the purchase price over the net tangible and identifiable intangible assets acquired was recorded as goodwill, which is not deductible for tax purposes. This asset is attributed to a trained workforce and buyer-specific value resulting from synergies that are not included in the fair values of assets.

SciQuest, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(in thousands, except per share amounts)

The allocation of the purchase price as of the acquisition date was as follows:

	Estimated Useful Life	Estimated Fair Value
Accounts receivable		$2,679
Prepaid expenses and other current assets		334
Property and equipment		464
Deferred project costs		121
Deferred tax assets		5,323
Other assets		30
Covenant not to compete	2 years	100
Trademarks	3 years	300
Acquired technology	7 years	4,100
Customer relationships	15 years	13,000
Goodwill		28,811
Accounts payable		(98)
Accrued expenses		(786)
Deferred tax liability		(7,350)
Deferred revenues		(4,440)
Total purchase consideration		$42,588

The initial purchase price allocation is preliminary as of September 30, 2013, pending any final working capital adjustments, and completion of the acquired intangible assets valuation reports.

The following unaudited pro forma consolidated results of operations for the three and nine months ended September 30, 2013 and 2012 assume that the CombineNet acquisition occurred at the beginning of 2012. The unaudited pro forma information combines the historical results for the Company with the historical results for CombineNet for the same period. The unaudited pro forma financial information includes amortization of acquired intangible assets of $554 and $594 for the three months ended September 30, 2013 and 2012, respectively, and includes $1,691 and $1,783 for the nine months ended September 30, 2013 and 2012, respectively. The unaudited pro forma financial information includes the fair value adjustment for deferred revenue of $3 and $255 for the three months ended September 30, 2013 and 2012, respectively, and includes $2,364 and $1,068 for the nine months ended September 30, 2013 and 2012, respectively.

The following unaudited pro forma information is not intended to be indicative of future operating results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Pro forma revenue	$25,417	$19,970	$74,177	$54,767
Pro forma net (loss) income	(1,066)	153	(2,798)	(776)
Pro forma net (loss) income per share, basic	$(0.05)	$0.01	$(0.12)	$(0.03)
Pro forma net (loss) income per share, diluted	$(0.05)	$0.01	$(0.12)	$(0.03)

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

The purchase price consisted of $8,000 in cash and 113 shares of the Company’s common stock at a fair value of $2,087. The purchase price included $1,200 in cash and 17 shares of common stock that was deposited in escrow to satisfy potential indemnification claims. Up to $6,000 in cash may be paid and 85 shares of the Company’s common stock may be issued based on the successful achievement of certain performance targets and continued employment with the Company from the closing date to December 31, 2013. The performance conditions for Q4 2012 and Q1 2013 were met and the Company paid $2,400 and issued 34 shares of common stock on April 29, 2013. Additionally, the performance conditions for Q2 and Q3 2013 were met and the Company

SciQuest, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(in thousands, except per share amounts)

will pay $2,400 and issue 34 shares of common stock on or before January 31, 2014. The cash earn-out is being recognized as compensation expense in the consolidated statements of operations and comprehensive (loss) income in the period in which it is earned. The fair value of the shares under the stock earn-out is being recognized as stock-based compensation expense in the consolidated statements of operations and comprehensive (loss) income over the requisite service period of the award. During the three and nine months ended September 30, 2013, the Company recognized compensation expense of $1,200 and $3,600 respectively, and recognized stock-based compensation expense of $313 and $939, respectively, related to this earn-out arrangement.

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

The total purchase price of $13,795 consisted of $9,256 in cash and 351 shares of the Company’s common stock at a fair value of $4,539. The issuance of 25 of these shares, with an estimated fair value of $300, is subject to successful completion of certain performance targets under an earn-out arrangement with a former shareholder of AECsoft. Additionally, 300 shares of the Company’s common stock may be issued under an earn-out arrangement with the other former shareholders of AECsoft, upon the successful achievement of such performance targets through December 31, 2013 and continued employment with the Company. The performance conditions for 2012 and 2011 were met in full, and the Company issued 122 shares of common stock on March 20, 2013 and April 14, 2012, respectively. The fair value of these shares is being recognized as stock-based compensation expense in the consolidated statements of operations and comprehensive (loss) income over the requisite service period of the award. During the three months ended September 30, 2013 and 2012, the Company recognized stock-based compensation expense of $244 and $366, respectively, and recognized $732 and $1,100 during the nine months ended September 30, 2013 and 2012, respectively, related to this earn-out arrangement.

SciQuest, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(in thousands, except per share amounts)

4. Cash Equivalents and Short-Term Investments

The components of cash equivalents and short-term investments at September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013		December 31, 2012
	Cost	Fair Market Value	Cost	Fair Market Value
Cash equivalents:
Money market accounts	$571	$571	$3,108	$3,108
Short-term investments:
Variable rate demand notes	15,230	15,230	29,740	29,740
Total	$15,801	$15,801	$32,848	$32,848

There were no unrealized gains or losses as of September 30, 2013 or December 31, 2012.

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

As of September 30, 2013 and December 31, 2012, the Company had cash equivalents of $571 and $3,108, respectively, which consist of money market accounts. As of September 30, 2013 and December 31, 2012, the Company had short-term investments of $15,230 and $29,740, respectively, which consist of variable rate demand notes that are invested in corporate and municipal bonds. These variable rate demand notes have final maturities between 2017 and 2046, but are puttable by the Company at any time with seven days notice. These cash equivalents and short-term investments are classified within Level 1 of the fair value hierarchy since they are valued using quoted market prices. As of September 30, 2013 and December 31, 2012, the Company did not have any financial assets or liabilities with observable inputs not quoted on active markets (Level 2), or without observable market values that would require a high level of judgment to determine fair value (Level 3).

The fair value measurements of the Company’s financial assets at September 30, 2013 are as follows:

	Total	Level 1	Level 2	Level 3
Cash equivalents	$571	$571	—	—
Short-term investments	15,230	15,230	—	—
Total	$15,801	$15,801	—	—

SciQuest, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(in thousands, except per share amounts)

The fair value measurements of the Company’s financial assets at December 31, 2012 are as follows:

	Total	Level 1	Level 2	Level 3
Cash equivalents	$3,108	$3,108	—	—
Short-term investments	29,740	29,740	—	—
Total	$32,848	$32,848	—	—

6. Property and Equipment

Property and equipment consist of the following as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Furniture and fixtures	$1,287	$1,200
Computer software and equipment	16,326	11,230
Leasehold improvements	715	681
Total costs	18,328	13,111
Less accumulated depreciation and amortization	(8,877)	(6,018)
Property and equipment, net	$9,451	$7,093

Depreciation expense related to property and equipment (excluding capitalized internal-use software) was $558 and $407 for the three months ended September 30, 2013 and 2012, respectively, and was $1,575 and $1,064 for the nine months ended September 30, 2013 and 2012, respectively.

Computer software and equipment includes capitalized software development costs incurred during development of the Company’s cloud-based solution. The Company capitalized software development costs of $949 and $856 during the three months ended September 30, 2013 and 2012, respectively, and $2,932 and $2,179 during the nine months ended September 30, 2013 and 2012, respectively. Net capitalized software development costs totaled $5,212 and $3,567 at September 30, 2013 and December 31, 2012, respectively. Amortization expense for the three months ended September 30, 2013 and 2012 related to capitalized software development costs was $466 and $299, respectively, and was $1,287 and $641 for the nine months ended September 30, 2013 and 2012, respectively, which is classified within cost of revenues in the accompanying consolidated statements of operations and comprehensive (loss) income.

7. Goodwill and Other Intangible Assets

The Company acquired goodwill and certain identifiable intangible assets as part of the acquisitions in September 2013, October 2012, August 2012 and January 2011 and the going private transaction in July 2004.

The changes in the carrying amount of goodwill for the nine months ended September 30, 2013 were as follows:

Balance at December 31, 2012	$37,295
Goodwill acquired	28,811
Foreign currency translation	(426)
Balance at September 30, 2013	$65,680

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

SciQuest, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(in thousands, except per share amounts)

A summary of intangible assets at September 30, 2013 and December 31, 2012 follows:

	September 30, 2013
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	7.0 years	$20,015	$(9,662)	$10,353
Customer relationships	12.1 years	27,229	(8,201)	19,028
Covenant not to compete	4.2 years	384	(81)	303
Acquired trademarks	4.5 years	1,121	(182)	939
Trademarks		430	—	430
Total		$49,179	$(18,126)	$31,053

	December 31, 2012
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	7.0 years	$16,024	$(8,771)	$7,253
Customer relationships	9.5 years	14,325	(6,692)	7,633
Covenant not to compete	5.0 years	284	(33)	251
Acquired trademarks	5.0 years	828	(49)	779
Trademarks		430	—	430
Total		$31,891	$(15,545)	$16,346

As the functional currency of the Company’s foreign subsidiary, where certain intangible assets are recorded, is its local currency, there are related foreign currency translation adjustments. The foreign currency is translated into U.S. dollars using the exchange rate in effect at period end, with any adjustment included in other comprehensive (loss) income.

Amortization expense of intangible assets was $1,005 and $463 for the three months ended September 30, 2013 and 2012, respectively, of which $402 and $145 is recorded in cost of revenues in the accompanying consolidated statements of operations and comprehensive (loss) income for the three months ended September 30, 2013 and 2012, respectively. Amortization expense of intangible assets was $2,598 and $965 for the nine months ended September 30, 2013 and 2012, respectively, of which $1,052 and $229 is recorded in cost of revenues in the accompanying consolidated statements of operations for the nine months ended September 30, 2013 and 2012, respectively.

The Company estimates the following amortization expense related to its intangible assets for the years ended December 31:

2013 (remaining three months)	$1,359
2014	5,200
2015	4,693
2016	4,288
2017	3,827
Thereafter	11,256
$30,623

8. Debt

On November 2, 2012, the Company established a $30,000 revolving credit facility which will be available for use until November 2, 2015. The revolving credit facility will be used for general corporate purposes. The facility consists of a $20,000 securities secured revolving credit facility and a $10,000 receivables secured revolving credit facility. The securities secured revolving credit facility and the receivables secured revolving credit facility bear interest equal to the BBA LIBOR Daily Floating Rate plus 0.75% and the BBA LIBOR Daily Floating Rate plus 1.50%, respectively. In addition, the Company pays a quarterly fee equal to 0.10% on any unused funds under the facility. As collateral for extension of credit under the facility, the Company and a domestic subsidiary granted security interests in substantially all of their assets, and the Company pledged the stock of a domestic subsidiary and 66% of the shares

SciQuest, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(in thousands, except per share amounts)

of one of its foreign subsidiaries. As of September 30, 2013 and December 31, 2012, the Company had $0 outstanding under the revolving credit facility.

9. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 5,000 shares of $0.001 par value preferred stock, of which 222 shares are designated as Series A redeemable preferred stock. The Company’s Board of Directors has the authority to issue up to 4,778 shares of preferred stock in one or more series and to fix the designations, rights, preferences and privileges and any qualifications, limitations or restrictions of the shares of each such series of preferred stock, including dividend rights and rates, conversion rights, voting rights, terms of redemption including price and sinking fund provisions, liquidation preferences and number of shares constituting any series or the designation of that series. As of September 30, 2013 and December 31, 2012, no shares of preferred stock were issued or outstanding.

Stock Incentive Plan

The Company’s 2013 Stock Incentive Plan (the “Plan”) allows the Company to grant common stock options, stock appreciation rights, restricted stock units and restricted stock awards to employees, board members and others who contribute materially to the success of the Company. The Company reserved 3,500 shares of its common stock for issuance under the Plan. Additionally, per the terms of the Plan, shares of common stock previously reserved for issuance under the 2004 Stock Incentive Plan (the “Prior Plan”) as well as shares reserved for outstanding awards under the Prior Plan for which the awards are canceled, forfeited, repurchased or otherwise result in common stock not being issued will be added to the number of shares available for issuance under the Plan. Restricted stock units and restricted stock awards that are granted shall count towards the total number of shares reserved for issuance under the Plan as 1.65 shares. As of September 30, 2013, 4,019 shares of common stock were available for issuance under the Plan.

The following table summarizes the number of shares outstanding and the number of shares available for future grant under the stock incentive plan at September 30, 2013:

September 30, 2013
Number of shares reserved under the 2013 Plan	3,500
Number of shares remaining for future grants transferred from Prior Plan	803
Number of stock options outstanding under the 2013 Plan	(284)
Weighted average exercise price	$22.82
Weighted average term (in years)	9.8
Number of shares remaining for future grants
SciQuest, Inc. 2013 Stock Incentive Plan	4,019

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

Restricted Stock

The Company issues restricted stock units to certain employees and non-employee directors. Restricted stock units differ from restricted stock awards in that restricted stock units represent the right to receive shares of common stock once such shares are vested and issuable in accordance with the terms of the restricted stock units. Once issued, such shares are not subject to further restrictions. Stock-based compensation expense related to these restricted stock units is recognized in the consolidated statements of operations and comprehensive (loss) income based on the fair value of these awards, which is the grant date market value of the Company’s common stock. Stock-based compensation expense of $123 and $96 was recorded during the three months ended September 30, 2013 and 2012, respectively, and $397 and $147 was recorded during the nine months ended September 30, 2013 and 2012, respectively, in

SciQuest, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(in thousands, except per share amounts)

connection with these restricted stock units. The total unrecognized compensation cost related to these awards is approximately $685 at September 30, 2013. This amount is expected to be recognized over a weighted-average period of 2.7 years.

The following summarizes the activity of restricted stock units for the nine months ended September 30, 2013:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2012	28	$15.67
Issued	53	17.87
Vested	(28)	15.67
Forfeited	(3)	16.30
Nonvested at September 30, 2013	50	$17.95

Additionally, the Company previously issued restricted shares of its common stock to certain employees under the Prior Plan.

These awards are recognized in the consolidated statements of operations and comprehensive (loss) income based on their fair values. Stock-based compensation expense of $15 and $27 was recorded during the three months ended September 30, 2013 and 2012, respectively, and $32 and $82 was recorded during the nine months ended September 30, 2013 and 2012, respectively, in connection with these restricted stock awards. The total unrecognized compensation cost related to nonvested shares of restricted stock is approximately $6 at September 30, 2013. This amount is expected to be recognized over a weighted-average period of 0.3 years.

The following summarizes the activity of nonvested shares of restricted stock for the nine months ended September 30, 2013:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2012	17	$1.58
Vested	(12)	1.58
Repurchased	(2)	1.58
Nonvested at September 30, 2013	3	$1.58

Stock Options

The Company also issues common stock options. The following summarizes stock option activity for the nine months ended September 30, 2013:

	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value at September 30, 2013
Balance at December 31, 2012	1,553	$11.50	8.1	$6,866
Options granted	730	$19.75
Options exercised	(184)	$8.73
Options canceled	(129)	$14.99
Balance at September 30, 2013	1,970	$14.59	8.2	$15,827
Vested and expected to vest at September 30, 2013	1,742	$14.21	8.1	$15,255
Exercisable at September 30, 2013	827	$10.62	7.1	$9,799

SciQuest, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(in thousands, except per share amounts)

The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying awards and the estimated fair value of the Company’s common stock at September 30, 2013 multiplied by the number of shares that would have been received by the option holders had all option holders exercised their options on September 30, 2013. The aggregate intrinsic value of options exercised during the three months ended September 30, 2013 and 2012 was $278 and $229, respectively. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2013 and 2012 was $2,211 and $888, respectively.

The total unrecognized compensation cost related to outstanding stock options is $10,830 at September 30, 2013. This amount is expected to be recognized over a weighted-average period of 2.94 years.

The following table summarizes information about stock options outstanding and exercisable at September 30, 2013:

	Options Outstanding at September 30, 2013			Options Exercisable at September 30, 2013
Range of Exercise Price	Number	Weighted-Average Remaining Contractual Life (Yrs.)	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
$0.08 — $ 0.14	30	1.5	$0.10	30	$0.10
$0.14 — $ 1.90	5	3.7	1.54	5	1.54
$2.04 — $ 8.18	274	6.2	3.44	250	3.35
$11.45 — $17.41	1,269	8.3	14.90	529	14.47
$17.50 — $24.38	392	9.7	22.67	13	21.35
Total	1,970	8.2	$14.59	827	$10.62

The fair value of common stock options for employees and non-employees is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:

	Nine months ended September 30,
	2013	2012
Estimated dividend yield	0%	0%
Expected stock price volatility	46.8 – 55.0%	60.0 – 80.0%
Weighted-average risk-free interest rate	0.9 – 2.0%	0.8 – 1.5%
Expected life of options (in years)	6.25	6.25

Stock-based compensation expense of $1,063 and $782 was recorded during the three months ended September 30, 2013 and 2012, respectively, and $2,798 and $2,221 was recorded during the nine months ended September 30, 2013 and 2012, respectively, related to the Company’s outstanding stock options. The weighted average grant date fair value per share for stock options granted in the nine months ended September 30, 2013 and 2012 was $10.06 and $9.23, respectively.

As discussed in Note 3, the Company recognized stock-based compensation expense of $313 and $939 in the accompanying consolidated statements of operations and comprehensive (loss) income during the three and nine months ended September 30, 2013, respectively, related to the earn-out arrangement associated with the Spend Radar acquisition. In addition, the Company recognized stock-based compensation of $244 and $366 in the accompanying consolidated statements of operations and comprehensive (loss) income during the three months ended September 30, 2013 and 2012, respectively, and recognized $732 and $1,100 during the nine months ended September 30, 2013 and 2012, respectively, related to the earn-out arrangement with certain former shareholders of AECsoft.

Employee Stock Purchase Plan

The Company adopted an Employee Stock Purchase Plan (the “Purchase Plan”) effective June 1, 2012. Eligible employees can contribute up to 10% of their gross earnings for each pay period, up to a maximum of $25 for any calendar year. The initial offering period that commenced on June 1, 2012 was a period of 12 months, and thereafter six month offering periods begin on December 1 and June 1 of each year. During the offering period eligible employees may elect to purchase shares of the Company’s common stock according to the terms of the offering. The per share purchase price is equal to the lesser of 85% of the fair market value of the Company’s common stock on the offering date or 85% of the fair market value of the Company’s common stock on the purchase date. The fair value of stock purchase rights granted under the Purchase Plan is estimated on the date of grant using the Black-Scholes

SciQuest, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(in thousands, except per share amounts)

option-pricing model. As of September 30, 2013, 959 shares of common stock were available for issuance to participating employees under the Purchase Plan. During the three months ended September 30, 2013 and 2012, the Company recognized stock-based compensation expense of $58 and $44, respectively, and recognized $204 and $59, respectively, during the nine months ended September 30, 2013 and 2012 related to the Purchase Plan.

The fair value of stock purchase rights granted under the Purchase Plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:

	Nine months ended September 30,
	2013	2012
Estimated dividend yield	0%	0%
Expected stock price volatility	52.2%	57.3%
Weighted-average risk-free interest rate	0.07%	0.17%
Expected life of options (in years)	0.5	1.0

10. Income Taxes

The Company computes its provision for income taxes by applying the estimated annual effective tax rate, adjusted for any material items. The Company’s effective tax rate of 34% and (15)% for the three and nine months ended September 30, 2013, respectively, varies from the statutory rate primarily due to research and development credits generated, non-deductible expenses, including stock-based compensation and stock-based compensation associated with the earn-out arrangement. Additionally, North Carolina legislation centered around a change in the corporate income tax rate resulted in a change in the Company’s state deferred tax rate, which was treated as a discrete item, and resulted in income tax expense for the three months ended September 30, 2013.The prior year dilutive impact of the Company’s acquisitions, as well as the related additional amortization of acquired intangible assets and anticipated contingent payment, resulted in expected pre-tax net loss for 2012, thereby reducing the Company’s effective tax rate from historical norms to (578)% and 23% for the three and nine months ended September 30, 2012, respectively.

11. Commitments and Contingencies

Legal Contingencies

From time to time, the Company is subject to legal proceedings and claims that arise in the ordinary course of business. The Company records an accrual for a contingency when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company is not currently subject to any material legal proceedings.

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

In 2001, we began developing and marketing our procurement solutions. We initially acquired a critical mass of customers in the higher education and life sciences vertical markets and selectively expanded to serve the healthcare and state and local government markets. In 2010, we completed an initial public offering of our common stock. In 2011, we acquired all of the capital stock of AECsoft USA, Inc., or “AECsoft”, a leading provider of supplier management and sourcing solutions. In 2012, we acquired substantially all of the assets of Upside Software, Inc., or “Upside”, a leading provider of contract lifecycle management solutions, and substantially all of the assets of Spend Radar LLC, or “Spend Radar”, a leading provider of spend analysis solutions. In 2013, we acquired all of the outstanding capital stock of CombineNet, Inc. or “CombineNet”, a leading provider of advanced sourcing software.

Due to our historical focus on vertical markets, we have a relatively high concentration in certain sectors, particularly higher education. A significant number of our customers now span the general commercial market as a result of our acquisitions as well as our own marketing efforts. We currently market our solutions across the entire addressable market for spend management solutions.

Key Financial Terms and Metrics

We have several key financial terms and metrics. During the nine months ended September 30, 2013, there were no changes in the definitions of our key financial terms and metrics, which are discussed in more detail under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Terms and Metrics” included in our annual report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission on March 8, 2013.

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

We believe that of our significant accounting policies, which are described in Note 2 to the financial statements, the following accounting policies involve a greater degree of judgment and complexity. A critical accounting policy is one that is both material to the preparation of our financial statements and requires us to make difficult, subjective or complex judgments for uncertain matters that could have a material effect on our financial condition and results of operations. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations:

•	revenue recognition;

•	stock-based compensation;

•	deferred project costs;

•	goodwill and intangible assets; and

•	income taxes.

During the nine months ended September 30, 2013, there were no significant changes in our critical accounting policies or estimates. See Note 2 to our financial statements included elsewhere in this Quarterly Report on Form 10-Q and under the heading “Critical Accounting Policies” in our annual report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission on March 8, 2013, for additional information regarding our critical accounting policies, as well as a description of our other significant accounting policies.

Results of Operations

The following table sets forth, for the periods indicated, our results of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$22,513	$17,173	$64,383	$46,761
Cost of revenues (1) (2)	6,759	5,343	19,942	13,929
Gross profit	15,574	11,830	44,441	32,832
Operating expenses: (1)
Research and development	7,132	4,734	20,525	10,905
Sales and marketing	6,334	4,073	17,064	12,188
General and administrative	3,462	2,835	9,446	8,006
Amortization of intangible assets	602	318	1,545	736
Total operating expenses	17,530	11,960	48,580	31,835
(Loss) Income from operations	(1,776)	(130)	(4,139)	997
Interest and other income (expense), net	(3)	(19)	(8)	34
(Loss) income before income taxes	(1,779)	(149)	(4,147)	1,031
Income tax benefit (expense)	(603)	862	633	235
Net (loss) income	$(2,382)	$713	$(3,514)	$1,266

(1)	Amounts include stock-based compensation expense, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of revenues	$124	$109	$368	$191
Research and development	442	274	1,288	773
Sales and marketing	533	359	1,415	1,009
General and administrative	717	573	2,031	1,636
	$1,816	$1,315	$5,102	$3,609

(2)	Cost of revenues includes amortization of capitalized software development costs of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Amortization of capitalized software development costs	$466	$299	$1,287	$641
Amortization of acquired software	402	145	1,052	229
	$868	$444	$2,339	$870

The following table sets forth, for the periods indicated, our results of operations expressed as a percentage of revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	100%	100%	100%	100%
Cost of revenues	30	31	31	30
Gross profit	70	69	69	70
Operating expenses:
Research and development	32	28	32	23
Sales and marketing	28	24	26	26
General and administrative	15	16	15	17
Amortization of intangible assets	3	2	2	2
Total operating expenses	78	70	75	68
(Loss) income from operations	(8)	(1)	(6)	2
Interest and other income (expense), net	—	—	—	—
(Loss) income before income taxes	(8)	(1)	(6)	2
Income tax benefit (expense)	(3)	5	1	1
Net (loss) income	(11)%	4%	(5)%	3%

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Revenues. Revenues for the three months ended September 30, 2013 were $22.5 million, an increase of $5.3 million, or 31%, over revenues of $17.2 million for the three months ended September 30, 2012. The increase in revenues resulted primarily from the recognition of revenue for a full three-month period for the new customers added in, and subsequent to, the three months ended September 30, 2012, as well as revenue relating to customers acquired as a result of our acquisitions of CombineNet, Spend Radar and Upside in August 2013, October 2012 and August 2012, respectively.

Cost of Revenues. Cost of revenues for the three months ended September 30, 2013 was $6.8 million, an increase of $1.5 million, or 28%, over cost of revenues of $5.3 million for the three months ended September 30, 2012. As a percentage of revenues, cost of revenues decreased to 30% for the three months ended September 30, 2013 from 31% for the three months ended September 30, 2012. The increase in dollar amount was primarily due to a $0.7 million increase in employee-related costs attributable primarily to personnel gained through our acquisitions, as well as our additional and existing implementation services, supplier enablement services, customer support and client partner personnel, a $0.2 million increase in amortization of capitalized software, and a $0.3 million increase in amortization of acquired software due to our acquisitions of CombineNet, Spend Radar and Upside. We had 206 full-time equivalents in our implementation services, supplier enablement services, customer support, and client partner organizations at September 30, 2013, of which 20 and 11 were added as part of our acquisitions of CombineNet and Spend Radar, respectively, compared to 184 full-time equivalents at September 30, 2012.

Research and Development Expenses. Research and development expenses for the three months ended September 30, 2013 were $7.1 million, an increase of $2.4 million, or 51%, from research and development expenses of $4.7 million for the three months ended September 30, 2012. As a percentage of revenues, research and development expense increased to 32% for the three months ended September 30, 2013 from 28% for the three months ended September 30, 2012. The increase in dollar amount was primarily due to a $1.9 million net increase in employee-related costs attributable primarily to personnel gained through our acquisitions, as well as our additional and existing research and development personnel, which employee-related costs were offset by increases in capitalized software development costs, a $0.2 million increase in stock-based compensation expense, and a $0.1 million increase in other research and development spend. We had 219 full-time equivalents in our research and development organization at September 30, 2013, of which 30 and 4 were added as part of our acquisitions of CombineNet and Spend Radar, respectively, compared to 167 full-time equivalents at September 30, 2012.

Sales and Marketing Expenses. Sales and marketing expenses for the three months ended September 30, 2013 were $6.3 million, an increase of $2.2 million, or 54%, over sales and marketing expenses of $4.1 million for the three months ended September 30, 2012. As a percentage of revenues, sales and marketing expenses increased to 28% for the three months ended September 30, 2013 from 24% for the three months ended September 30, 2012. The increase in dollar amount was primarily due to a $1.4 million increase in employee-related costs attributable primarily to personnel gained through our acquisitions, as well as our additional and existing sales and marketing personnel, a $0.2 million increase in stock-based compensation expense, a $0.2 million increase in amortized commission expense, and a $0.4 million increase in other sales and marketing spend. We had 101 full-time equivalents in our sales and marketing organization at September 30, 2013, of which 24 and 7 were added as part of our acquisitions of CombineNet and Spend Radar, respectively, compared to 70 full-time equivalents at September 30, 2012.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2013 were $3.5 million, an increase of $0.7 million, or 25%, over general and administrative expenses of $2.8 million for the three months ended September 30, 2012. As a percentage of revenues, general and administrative expenses decreased to 15% for the three months ended September 30, 2013 from 16% for the three months ended September 30, 2012. The increase in dollar amount was primarily due to a $0.2 million increase in employee-related costs attributable primarily to our additional and existing general and administrative personnel, as well as personnel gained through our acquisitions, a $0.2 million increase in acquisition-related costs attributable to our acquisition of CombineNet in August 2013, and a $0.1 million increase in stock-based compensation expense. We had 31 full-time equivalents in our general and administrative organization at September 30, 2013, of which 5 were added as part of our acquisition of CombineNet, compared to 24 full-time equivalents at September 30, 2012.

Amortization of Intangible Assets. Amortization of intangible assets for the three months ended September 30, 2013 was $0.6 million, an increase of $0.3 million, or 100%, over amortization of intangible assets of $0.3 million for the three months ended September 30, 2012. As a percentage of revenues, amortization of intangible assets increased to 3% for the three months ended September 30, 2013 from 2% for the three months ended September 30, 2012. The increase in dollar amount was due to amortization attributable to intangible assets acquired in connection with our CombineNet, Spend Radar and Upside acquisitions in August 2013, October 2012 and August 2012, respectively.

Income Tax (Expense) Benefit. Income tax expense for the three months ended September 30, 2013 was $(0.6) million compared to income tax benefit of $0.9 million for the three months ended September 30, 2012. The change in income tax (expense) benefit was due to a state deferred tax rate change in the current period, which was treated as a discrete item, and resulted in tax expense for the three months ended September 30, 2013.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Revenues. Revenues for the nine months ended September 30, 2013 were $64.4 million, an increase of $17.6 million, or 38%, over revenues of $46.8 million for the nine months ended September 30, 2012. The increase in revenues resulted primarily from the recognition of revenue for a full nine-month period for the new customers added in, and subsequent to, the nine months ended September 30, 2012, as well as revenue relating to customers acquired as a result of our acquisitions of CombineNet, Spend Radar and Upside in August 2013, October 2012 and August 2012, respectively.

Cost of Revenues. Cost of revenues for the nine months ended September 30, 2013 was $19.9 million, an increase of $6.0 million, or 43%, over cost of revenues of $13.9 million for the nine months ended September 30, 2012. As a percentage of revenues, cost of revenues increased to 31% for the nine months ended September 30, 2013 from 30% from the nine months ended September 30, 2012. The increase in dollar amount was primarily due to a $3.2 million increase in employee-related costs attributable primarily to personnel gained through our acquisitions, as well as our additional and existing implementation services, supplier enablement services, customer support and client partner personnel, a $0.6 million increase in amortization of capitalized software, a $0.8 million increase in amortization of acquired software due to our acquisitions of CombineNet, Spend Radar and Upside, a $0.2 million increase in stock-based compensation expense, a $0.4 million increase in allocated overhead due to increases in leased square footage of office space and increased depreciation associated with acquired and purchased property and equipment, and a $0.5 million increase in hosting costs required to support our growing business. We had 206 full-time equivalents in our implementation services, supplier enablement services, customer support, and client partner organizations at September 30, 2013, of which 20 and 11 were added as part of our acquisitions of CombineNet and Spend Radar, respectively, compared to 184 full-time equivalents at September 30, 2012.

Research and Development Expenses. Research and development expenses for the nine months ended September 30, 2013 were $20.5 million, an increase of $9.6 million, or 88%, from research and development expenses of $10.9 million for the nine months ended September 30, 2012. As a percentage of revenues, research and development expense increased to 32% for the nine months ended September 30, 2013 from 23% for the nine months ended September 30, 2012. The increase in dollar amount was primarily due to a $8.0 million net increase in employee-related costs attributable primarily to personnel gained through our acquisitions, as well as our additional and existing research and development personnel, which employee-related costs were offset by increases in capitalized software development costs, a $0.5 million increase in stock-based compensation expense, $0.4 million increase in maintenance and hardware costs required to support our growing business, and a $0.6 million increase in allocated overhead due to increases in leased square footage of office space and increased depreciation associated with acquired and purchased property and equipment. We had 219 full-time equivalents in our research and development organization at September 30, 2013, of which 30 and 4 were added as part of our acquisitions of CombineNet and Spend Radar, respectively, compared to 167 full-time equivalents at September 30, 2012.

Sales and Marketing Expenses. Sales and marketing expenses for the nine months ended September 30, 2013 were $17.1 million, an increase of $4.9 million, or 40%, over sales and marketing expenses of $12.2 million for the nine months ended September 30, 2012. As a percentage of revenues, sales and marketing expenses were 26% for the nine months ended September 30, 2013 and 2012. The increase in dollar amount was primarily due to a $3.6 million increase in employee-related costs attributable primarily to personnel gained through our acquisitions, as well as our additional and existing sales and marketing personnel, a $0.4 million increase in stock-based compensation expense, a $0.3 million increase in amortized commission expense, and a $0.5 million increase in other sales and marketing spend. We had 101 full-time equivalents in our sales and marketing organization at September 30, 2013, of which 24 and 7 were added as part of our acquisitions of CombineNet and Spend Radar, respectively, compared to 70 full-time equivalents at September 30, 2012.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2013 were $9.4 million, an increase of $1.4 million, or 18%, over general and administrative expenses of $8.0 million for the nine months ended September 30, 2012. As a percentage of revenues, general and administrative expenses decreased to 15% for the nine months ended September 30, 2013 from 17% for the nine months ended September 30, 2012. The increase in dollar amount was primarily due to a $0.6 million increase in employee-related costs attributable primarily to our additional and existing general and administrative personnel, as well as personnel gained through our acquisitions, a $0.4 million increase in stock-based compensation expense, and a $0.2 million increase in acquisition-related costs attributable to our acquisition of CombineNet in August 2013. We had 31 full-time equivalents in our general and administrative organization at September 30, 2013, of which 5 were added as part of our acquisition of CombineNet, compared to 24 full-time equivalents at September 30, 2012.

Amortization of Intangible Assets. Amortization of intangible assets for the nine months ended September 30, 2013 was $1.5 million, an increase of $0.8 million, or 114%, over amortization of intangible assets of $0.7 million for the nine months ended September 30, 2012. As a percentage of revenues, amortization of intangible assets was 2% for the nine months ended September 30, 2013 and 2012. The increase in dollar amount was due to amortization attributable to intangible assets acquired in connection with our CombineNet, Spend Radar and Upside acquisitions in August 2013, October 2012 and August 2012, respectively.

Income Tax Benefit. Income tax benefit for the nine months ended September 30, 2013 was $0.6 million compared to income tax benefit of $0.2 million for the nine months ended September 30, 2012. The change in income tax benefit was due to a difference in our pre-tax net (loss) income for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012.

Liquidity

Net Cash Flows from Operating Activities

Net cash provided by operating activities was $9.3 million during the nine months ended September 30, 2013. The amount of our net cash provided by operating activities is primarily a result of the timing of cash payments from our customers, offset by the timing of our cash expenditures, which are primarily employee salaries. The cash payments from our customers will fluctuate as our new business sales normally fluctuate quarterly, primarily due to the timing of client budget cycles, with the second and fourth quarters of each year generally having the most sales and the first and third quarters generally having fewer sales. The cash payments from customers are typically due annually on the anniversary date of the initial contract. The cash payments from customers were approximately $69 million during the nine months ended September 30, 2013. The cash payments to employees are typically ratable throughout the fiscal year, with the exception of annual incentive payments, which occur in the first quarter. The cash expenditures for employee salaries, including incentive payments, were approximately $37 million during the nine months ended September 30, 2013.

For the nine months ended September 30, 2013, net cash provided by operating activities of $9.3 million was primarily the result of $3.5 million of net loss plus a $2.7 million decrease in accounts receivable, $5.1 million of stock-based compensation, $5.5 million of depreciation and amortization, and a $1.1 million increase in accrued liabilities, less a $1.6 million decrease in accounts payable.

For the nine months ended September 30, 2012, net cash provided by operating activities of $13.8 million was primarily the result of $1.3 million of net income plus a $6.0 million decrease in accounts receivable, $3.6 million of stock-based compensation, and $2.7 million of depreciation and amortization.

As of September 30, 2013, we had net operating loss carryforwards of approximately $177.0 million available to reduce future federal taxable income. Use of these carryforwards is subject to significant limitations. In the future, we may fully utilize our available net operating loss carryforwards and would begin making income tax payments at that time. In addition, the limitations on utilizing net operating loss carryforwards and other minimum state taxes may also increase our overall tax obligations. We expect that if we generate taxable income and/or we are not allowed to use net operating loss carryforwards for federal/state income tax purposes, our cash generated from operations will be adequate to meet our income tax obligations.

Net Cash Flows from Investing Activities

For the nine months ended September 30, 2013, net cash used in investing activities was $15.8 million, consisting of the acquisition of CombineNet, net of cash acquired, of $25.5 million, plus various capital expenditures of $1.8 million and capitalization of $2.9 million of software development costs, offset by net maturities of $14.5 million of short-term investments. In general, our capital expenditures are for our network infrastructure to support our increasing customer base and growth in new business and for internal use, such as equipment for our increasing employee headcount.

For the nine months ended September 30, 2012, net cash used in investing activities was $8.2 million, consisting of the acquisition of Upside of $22.4 million,  plus various capital expenditures of $1.7 million and capitalization of $2.2 million of software development costs, offset by net maturities of $18.1 million of short-term investments.

Net Cash Flows from Financing Activities

For the nine months ended September 30, 2013, net cash provided by financing activities was $2.4 million, consisting of $1.6 million proceeds from the exercise of common stock options and $0.8 million proceeds from the employee stock purchase plan activity.

For the nine months ended September 30, 2012, net cash provided by financing activities was $0.3 million, representing proceeds from the exercise of common stock options.

Line of Credit

On November 2, 2012, we established a $30 million revolving credit facility to cost effectively increase our liquidity. The facility consists of a $20 million securities secured revolving credit facility and a $10 million receivables secured revolving credit facility and will be available for use until November 2, 2015. The securities secured facility and the receivables secured facility bear interest equal to the BBA LIBOR Daily Floating Rate plus 0.75% and the BBA LIBOR Daily Floating Rate plus 1.50%, respectively. We pay a quarterly fee equal to 0.10% on any unused funds under the facility. As of September 30, 2013, we had $0 outstanding.

Off-Balance Sheet Arrangements

As of September 30, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space, we do not engage in off-balance sheet financing arrangements. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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

Contractual and Commercial Commitment Summary

We have contractual obligations that require us to make future cash payments. On August 30, 2013, we acquired CombineNet and assumed its lease of 15,456 square feet through December 31, 2014. In addition, on July 7, 2013, we entered into a lease agreement for the lease of office space to replace our current corporate headquarters. The leased space will be approximately 78,565 square feet. The leased premises are to be constructed with a target completion date of August 1, 2014. The lease term will commence upon the later of August 1, 2014 or substantial completion of the leased premises and will extend for 120 months thereafter. As a result, the contractual and commercial commitments that are discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual and Commercial Commitment Summary” included in our annual report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission on March 8, 2013, have been updated to include amounts payable under these lease agreements.

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
		(In thousands)
Operating lease commitments	$25,127	$569	$5,703	$5,519	$13,336

The above amounts include lease obligations for both the current headquarters and the future headquarters. In connection with the process that culminated in the leasing of the new facility, we have begun a process to sublease space in our current facility. Such a sublease would reduce the total obligation shown.

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

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, an evaluation as of September 30, 2013 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2013, were effective for the purposes stated above.

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

On August 30, 2013, we issued 819,970 shares of common stock to the former equityholders of CombineNet pursuant to an Agreement and Plan of Merger, dated August 30, 2013, by and among SciQuest, Liberty Subsidiary Corp, Liberty Second Sub, Inc., CombineNet, Inc., and CombineNet Holdings, LLC. Such shares constitute a portion of the purchase price payable by SciQuest for the purchase of the outstanding capital stock of CombineNet. Such shares were issued in a private placement under Section 4(2) of the Securities Act and/or Regulation D under the Securities Act. Each recipient meets the accredited investor definition of Rule 501 of the Securities Act. The offering was not conducted in connection with a public offering and no public solicitation or advertisement was made or relied upon by the investor in connection with the offering.

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

SCIQUEST, INC. (Registrant)
By:	/s/ Rudy C. Howard
Rudy C. Howard
Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	November 8, 2013