Form 10-K
period 2013-12-31
SCIQUEST INC
filed 2014-02-21
CIK 1082526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on the NASDAQ Global Market as of the last business day of its most recently completed second fiscal quarter was $573,483,152.

As of January 31, 2014, 23,815,328 shares of the registrant’s common stock, par value $0.001 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III — Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s 2013 fiscal year. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be a part of this report on Form 10-K.

- i -

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in “Part I, Item 1, Business,” “Part I, Item 1A, Risk Factors” and “Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K (this “Report”). Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, potential market opportunities and the effects of competition. Forward-looking statements consist of all statements that are not historical facts and can be identified by terms such as “accelerates,” “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in “Part I, Item 1A, Risk Factors” and elsewhere in this Report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Report. You should read this Report and the documents that we have filed as exhibits to this Report completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update these forward-looking statements publicly or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Except as otherwise indicated, all share and per share information referenced in this Report has been adjusted to reflect the one-for-two reverse split of our common stock that occurred on September 20, 2010.

As used herein, except as otherwise indicated by context, references to “we,” “us,” “our,” or the “Company” refer to SciQuest, Inc.

PART I

ITEM 1. BUSINESS

Overview

We provide leading cloud-based business automation solutions for spend management that include:

•	procurement solutions that automate the source-to-settle process;
•	spend analysis solutions that cleanse and classify spend data to drive and measure cost savings;
•	supplier management solutions that facilitate our customers’ interactions with their suppliers;
•	contract lifecycle management solutions that automate the contract lifecycle from contract creation through maintenance; and
•	accounts payable solutions that automate the invoice processing and vendor payment processes.

Our solutions are designed to meet customer needs to reduce costs, simplify and improve visibility into key business processes, further strategic initiatives, enhance control over spending decisions and improve compliance and risk management. By simplifying and streamlining cumbersome, tedious, and often manual, processes and creating a comprehensive view of spending and compliance across the organization, organizations can identify and capitalize on opportunities to reduce costs by gaining control over suppliers, contracts, purchases and payments.

Our spend management solutions provide a significant return on investment for our customers by facilitating the reduction of spending on goods and services, enhancing visibility and control over spending decisions and practices as well as optimizing the efficiency of key business processes.  As a result of these benefits, our customers have the tools to focus on strategic initiatives that result in even greater value to their organizations.

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

We deliver our cloud-based solutions using a Software-as-a-Service, or SaaS, model, which enables us to offer greater functionality, faster innovation, easier integration and improved reliability with less cost and risk to the organization than traditional on-premise solutions. Customers pay us subscription fees and implementation service fees for the use of our solutions under either multi-year contracts that are generally three to five years in length or one-year contracts with annual renewal provisions. Subscription payments are typically payable annually in advance. A portion of the implementation service fees are typically payable in advance with the remainder payable as the services are performed, usually within the first three to eight months of contract execution.

As of December 31, 2013, we served 534 customers, excluding customers that spend less than $10,000 per year with us. For the fiscal year ended December 31, 2013, revenues increased 36% to $90.2 million from $66.5 million for the fiscal year ended December 31, 2012. For the fiscal year ended December 31, 2012, revenues increased 25% to $66.5 million from $53.4 million for the fiscal year ended December 31, 2011. No customer accounted for more than 10% of our revenues during 2011, 2012 or 2013. Our high customer retention, combined with our long-term contracts, increases the visibility and predictability of our revenues compared with traditional perpetual license-based software businesses. Through 2013, we have achieved 34 consecutive quarters of revenue growth.

Company Background

In 2001, we began developing and marketing our procurement solutions. We initially acquired a critical mass of customers in the higher education and life sciences vertical markets and selectively expanded to serve the healthcare and state and local government markets. In 2010, we completed an initial public offering of our common stock. In 2011, we acquired all of the capital stock of AECsoft USA, Inc., or “AECsoft”, a leading provider of supplier management and sourcing solutions. In 2012, we acquired substantially all of the assets of Upside Software, Inc., or “Upside”, a leading provider of contract lifecycle management solutions, and substantially all of the assets of Spend Radar LLC, or “Spend Radar”, a leading provider of spend analysis solutions. In 2013, we acquired all of the capital stock of CombineNet, Inc., or “CombineNet”, a leading provider of advanced sourcing software to organizations with large and potentially complex strategic sourcing needs.

Due to our historical focus on vertical markets, we have had a relatively high concentration of higher education, life sciences, healthcare and state and local government customers. But a majority of our customers now span the general commercial market as a result of our acquisitions as well as our own marketing efforts. Our customers currently include approximately 30% of the Forbes Global 100 companies and 25% of the Fortune 500. We currently market our solutions across the entire addressable market for spend management solutions.

Industry Background

Spend Management

Spend management is the method by which organizations control and optimize their spending and spending-related processes to improve their financial results and value to the organization. A comprehensive approach to spend management requires a provider to address multiple unique business processes and needs in order to identify and realize cost savings, including procurement, spend analysis, supplier management, contract lifecycle management and accounts payable.

We believe that the market for spend management solutions is fragmented among relatively small specialty vendors offering point solutions that address certain aspects of spend management, large enterprise resource planning, or ERP, vendors and internally developed and maintained solutions.

Procurement. The procurement process for goods and services, especially with regard to indirect spend, is often not well-managed or controlled. As a result, many purchases are not made from preferred suppliers and/or purchases are conducted “off-contract,” a behavior sometimes referred to as “maverick spending.” Buyers generally follow a sequential set of processes, referred to as the “source-to-settle” cycle, which is comprised of the following steps:

•	identify which suppliers have the required goods and services;
•	negotiate purchasing or contractual relationships;
•	establish a mechanism to transact business;
•	find, compare, approve and order the necessary goods and services; and
•	receive, inspect and pay for the goods and services.

Traditionally, procurement organizations and employees have relied on manual, paper-based processes to procure goods and services, resulting in inaccuracies, inefficiencies, poor control and reduced user productivity. Automated processes can provide procurement departments with greater visibility and control over purchasing, maverick spending and the ability to realize cost-savings by negotiating price discounts and driving spend to lower priced goods. According to Gartner, the global procurement software market, which is a subset of the spend management market, is forecast to grow at an average annual growth rate of 10.8% to $4.4 billion in 2017.

Spend Analysis. In the course of their procurement activities, organizations typically generate large amounts of spend data, the analysis of which is essential in order to identify spending patterns and savings opportunities. This spend data, however, is typically derived from a variety of sources in different formats, which is then extremely complex and time-consuming to collect, cleanse and classify based on specific business requirements. Many organizations are dependent upon manual processes to extract this spend data from multiple sources and to compile it within spreadsheets that provide minimal analytic capabilities and are error-prone. The resulting information is often incomplete, inaccurate and insufficient to conduct meaningful spend analysis. With complete spend data that is accurately classified, organizations are capable of identifying targets for improved contracted pricing, identifying non-compliant purchasing behavior, verifying supplier compliance with contract terms and measuring effectiveness of ongoing strategic sourcing initiatives.

Supplier Management. Organizations often have difficulties understanding, monitoring and managing not only their large and often diverse supplier base but also having clear insights into their more strategic suppliers. Typically, many departments in an organization work with the same supplier but have separate interactions independent from each other and have limited resources to manage these suppliers. This often results in duplication of efforts, inaccurate and fragmented supplier records spread across multiple, disconnected systems, inconsistent or non-existent processes to on-board new suppliers and lack of visibility into supplier performance, risk exposures and financial metrics. By managing supplier information and interaction centrally, the organization can reduce costs through more focused buying power, increased competition among its suppliers, greater collaboration with suppliers, greater visibility and control over supply chain risk and better management of supply chain performance. According to AMR Research, managing supplier information manually can cost up to $1,000 per supplier on an annual basis but can be reduced to less than $150 per supplier by implementing technology solutions.

Contract Lifecycle Management. The process of creating and managing contracts, known as contract lifecycle management, is largely a manual and disjointed function in many organizations that involves disparate departments in the organization, such as procurement, legal, sales and finance. This can result in significant inefficiencies and limitations, such as cumbersome contract creation, negotiation and approval processes; greater risk of contract errors; the inability to effectively enforce contracting policies; the inability to easily track contract requirements, milestones, expirations or renewals; the inability to measure contract performance; and difficulty in enforcing internal contracting policies. By streamlining contract processes, reducing contract inaccuracies and improving contract compliance, organizations can reduce costs and liability risks and increase cycle times.

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

•

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

•

Achieve Savings Objectives. SciQuest solutions ultimately help customers reduce their spend through organization-wide transparency, automation, compliance and analysis. Our procurement solution enable organizations to realize the benefits of spend management by identifying and establishing contracts with preferred suppliers, negotiating pricing discounts, driving spend to those preferred contracts and promoting process efficiencies through electronic transactions. Our contract lifecyle management solution facilitates more effective contract negotiation and compliance that can result in better contract terms. Our accounts payable solution can help organizations better manage and realize prompt payment discounts and avoid late payment penalties. As a result, customers are able to achieve significant savings associated with their purchasing activities.

•

Optimize processes and gain efficiencies. SciQuest solutions deliver sustainable value through process transformation that reduces complexity, eliminates waste and errors and promotes ease of use. By automating cumbersome and time-consuming procurement, supplier management, contracting and accounts payable processes, organizations can reduce processing costs, increase cycle times and redirect personnel to more valuable activities.

Business Strengths and Success Factors

We believe that there are a number of characteristics that have facilitated, and are expected to continue to facilitate, our growth, including:

•

Large and growing addressable market. According to Gartner, the global procurement software market, which is a subset of the spend management market, is forecast to grow at an average annual growth rate of 10.8% to $4.4 billion in 2017. We believe that this large and growing market presents a significant opportunity to continue to accelerate our revenue growth. Furthermore, our expansion into the general commercial market together with our past acquisitions have increased our addressable market and growth opportunities. In 2013, we significantly increased the size of our sales force to capitalize on our growth opportunities.

•

Leading provider of spend management software with a broad, differentiated cloud-based platform. We believe that we are uniquely positioned as a full suite provider of cloud based spend management solutions that can also provide best-in-

class point solutions as needed by organizations. This is contrasted with large full-suite and ERP providers that primarily implement their products on-premise or specialty providers that address only certain aspects of spend management. In addition, our broad offering can be attractive to many organizations when compared to competitors that offer only point solutions. The flexibility to offer both full suite and point solutions not only differentiates us but also offers cross-selling and other growth opportunities. We have been providing cloud-based solutions since 2001, and our non-services revenue is primarily derived from software based on a SaaS delivery model. As a result, we have made significant investment in our cloud-based platform, which enables us to offer greater functionality, easier integration and improved reliability with less cost and risk to the customer than traditional on-premise solutions. We have 31 issued U.S. patents and 14 pending U.S. patent applications covering our products.

•

Unique global supplier network that encourages supplier participation and collaboration between buyers and suppliers. Through the SciQuest Supplier Network, we have built a critical mass of suppliers that enables efficient and automated transaction interactions for our customers. Unlike many other providers, we charge our customers for each of their suppliers who they choose to integrate into our supplier network rather than charging suppliers any fees for the use of our network. This approach encourages suppliers to participate in the network and facilitates customers consolidating more of their spending through our solutions. Upon signing of a new customer, we seek to add that customer’s suppliers to our supplier network. Therefore, to the extent that a customer’s suppliers are already on our supplier network, our costs to enable these suppliers are reduced, allowing us to benefit from improved operating margins and other economies of scale. We believe that the SciQuest Supplier Network and the large number of suppliers who currently participate in it is a significant competitive advantage over potential competitors who do not have a robust supplier network.

•

Focus on customer value. Delivering value to our customers is at the core of our business philosophy. We focus extensively on ensuring that customers achieve a demonstrated return on investment from our solutions, and we proactively engage with our customers to continually improve our software and services. To this end, many of our customers are paired with a member of our client partner organization that proactively assists that customer to maximize its return on investment and related benefits from their implementation of our solutions. Our value proposition and high customer satisfaction rates have led to strong recurring revenue retention rates of approximately 100%, 106% and 100% for 2011, 2012 and 2013, respectively. We calculate recurring revenue retention rates for a particular period by comparing the subscription revenue for all customers at the end of the prior period to the subscription revenue for those same customers at the end of the current period. Customer referrals historically have been a significant source of new business that has contributed to our growth.

•

High visibility business model. Our customers pay us subscription fees and implementation service fees for the use of our solutions under either multi-year contracts that are generally three to five years in length or one-year contracts with annual renewal provisions. In each case, we typically receive cash payments annually in advance. The recurring nature of our revenues provides high visibility into future performance, and the upfront payments result in cash flow generation in advance of revenue recognition. For each of the last three years, 80% or more of our revenues were recognized from contracts that were in place at the beginning of the year.

•

Maximize long-term customer revenue. A key aspect of our SaaS business model is to maximize the recurring revenue stream from each customer through price increases upon renewal and the sale of new products, which result in increased annual subscription fees and additional implementation service fees. In 2011, 2012 and 2013, approximately 26%, 36% and 41%, respectively, of new sales consisted of sales of additional products with services to existing customers. By adding our advanced sourcing product in 2013, spend analysis, contract lifecyle management and accounts payable products in 2012 and our supplier management products in 2011 to our product suite that we can sell into our installed customer base, we have enhanced our ability to increase our current revenue streams.

Our Growth Strategy

We seek to become the leading provider of business automation solutions for spend management. Our key strategic initiatives include:

•

Commercial Market Expansion. Over the past several years through acquisitions as well as our own marketing efforts, we have broadened our market focus beyond our historical vertical markets to include the general commercial market. As a result of these efforts, our customers currently include approximately 30% of the Forbes Global 100 companies and 25% of the Fortune 500. We believe the general commercial market represents a significant market opportunity for our solutions. We intend to pursue this opportunity through focused sales and marketing efforts to expand our reach and brand awareness into key segments of the commercial market. We also intend to expand our product portfolio through either acquisitions or internal development to add products that will strengthen our competitive position in the commercial market.

•

Capitalize on cross-selling opportunities into our installed customer base. As of December 31, 2013, our solutions were being used by 534 customers, excluding customers that spend less than $10,000 per year with us, and most of these customers do not currently utilize all, or even a majority, of our solutions. Our existing customer base provides us with a significant opportunity to sell additional products, including new products that we develop or acquire. For the years ended December 31, 2011, 2012 and 2013, approximately 26%, 36% and 41%, respectively, of new sales have consisted of sales of additional products with services to existing customers. In addition to marketing our existing products, we also plan to develop and/or acquire additional products to sell to our existing customers by leveraging our position as a trusted spend management solution vendor.

—

Selectively pursuing acquisitions. We expect to pursue acquisitions of businesses, technologies and solutions that complement our existing offerings in an effort to accelerate our growth, enhance the capabilities of our existing solutions and/or broaden our solution offerings. For example, in 2013, we acquired CombineNet, a leading provider of advanced sourcing software to large companies with complex procurement needs, and in 2012 we acquired Upside, a leading provider of contract lifecycle management solutions, and Spend Radar, a leading provider of spend analysis solutions. We also may pursue acquisitions that allow us to expand into new markets or geographies where we do not have a significant presence.

—

Invest in new and current products. We have invested, and will continue to invest, significantly in the development of new products to expand our market presence and the features and functionality of our existing products to enhance their marketability through both acquisitions and internal development. In 2011 we added our supplier management solutions, in 2012 we added our spend analysis, contract lifecycle management and accounts payable solutions and in 2013 we added our advanced sourcing product. We believe that investing in our product portfolio will continue to drive sales to new and existing customers.

—

Invest in direct and indirect sales channels.  We believe that our current markets, particularly given our expansion into the general commercial market, offer significant growth opportunities.  We have invested, and will continue to invest, in our direct and indirect sales channels in order to capitalize on these growth opportunities.  In 2013, we added new sales leadership and significantly increased the size of our direct sales force. We are also increasing our emphasis on indirect sales channels and are developing plans to strengthen and expand our indirect sales relationships, including our channel partner, consultant and systems integrator relationships, in order to further support our revenue growth.

—

Invest in international expansion to acquire new customers. We believe that the market outside the United States offers us significant growth potential. Our past international growth has been primarily incremental through leveraging sales to multinational organizations with operations in the United States and our acquisition of Upside Software in Canada. We have also enhanced our European presence through our 2013 acquisition of CombineNet. We intend to accelerate our international expansion through our direct sales force and by establishing additional third-party sales relationships in an effort to leverage our leadership position and reputation as a leading provider of spend management solutions to organizations with global operations.

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

The following is an overview of the products comprising our solutions:

Procurement Products

Spend Director Enterprise:

•	A one-stop marketplace for all goods and services;
•	Familiar e-commerce shopping cart functionality;
•	Preferred positioning for suppliers to promote best contracts or other spending priorities;
•	Budget and spend tracking by contract;
•	Contract price validation;
•	Enhances existing procurement processes; and
•	Spend, cycle time and site usage reporting and dashboard.

Sourcing Director:

•	Expedite bid creation, addendum, extension and distribution process for RFxs;
•	Conduct reverse auctions;
•	Self-service supplier portal for registration, event alerting and participation;
•	Analyze bid events with side-by-side and scenario analysis; and
•	RFx template library to create efficiencies.

Advanced Sourcing Optimizer:

•	Manage complex sourcing events requiring flexible bidding capabilities and analytical power;
•	Optimizes award decisions based on costs, value, risk profiles, business rules and other preferences;
•	Robust “what if” bid analysis scenario development;
•	Conduct sealed-bid RFx and a variety of eAuction types;
•	Supports expressive bidding and feedback to create a collaborative marketplace;

Requisition Manager:

•	Create and submit requisitions electronically;
•	Preview approval workflow and track requisitions online;
•	Route requisitions electronically based on any requisition attribute;
•	Provide flexible approval options and 24/7 remote access
•	Consolidates requisitions to maximize discounts; and
•	Analyze requisition data to identify savings opportunities and audit contract compliance.

Order Manager:

•	Exchange purchase documents electronically and securely with suppliers;
•	Manage purchase documents automatically, eliminating paper processes;
•	Communicate order status to requisitioners electronically;
•	Track order status automatically with participating suppliers; and
•	Analyze order data to identify savings opportunities.

Enterprise Reagent Manager:

•	One-stop chemical reagent shopping;
•	Integrated, automated purchasing and receipt;
•	Enforced health and safety compliance;
•	Reduced material and disposal costs; and
•	Configurable inventory and operations reporting.

Spend Analysis Products

Spend Radar Data Manager:

•	Collect organization-wide spend and spend-related data in one central database;
•	Cleanse organization-wide spend and spend-related data to improve accuracy and ease of analysis;
•	Classify organization-wide spend and spend-related data to analyze and report on true and accurate totals; and
•	Refresh data analysis on an ongoing basis according to customer specifications.

Spend Radar Refresh Manager:

•	Permits customer to conduct refreshes of spend analysis data after initial classification;
•	Manages and maintains changes to supplier groupings and structure; and
•	Updates spend data classifications.

Spend Radar Reporting and Analysis:

•	Integrated with Spend Radar Data Manager;
•	Provides analysis and reporting of spend data through both standard and custom reports;
•	Visual, interactive reports that simplify complex analysis; and
•	Ability to export spend data to Excel, PowerPoint, PDF or CSV.

Supplier Information Management Product

Total Supplier Manager:

•	Centralized repository of entire supplier base;
•	Pre-qualification process to provide insight into supplier capabilities during initial registration process;
•	Automate on-boarding supplier setup processes for payables;
•	Manage collection, validation and renewal requirements of risk-related documentation through supplier vetting process;
•	Monitor and assess supplier performance through the supplier scorecard;
•	Diversity certification tracking and verification and 2nd tier reporting; and
•	Collect, review and manage supplier compliance and sustainability information.

Contract Lifecyle Management Product

Contract Director:

•	Supports all contract types, including procurement, sales, manufacturer, distributor and others;
•	Contract authoring supported by a guided ‘wizard’-like process;
•	Template and clause library to support central management of standard contract terms and conditions;
•	Flexible workflow approvals and editing rights;
•	Central contract repository with alerting and compliance monitoring for amendments, renewals and milestones; and
•	Supports electronic signatures.

Accounts Payable Product

AP Director:

•	Electronic invoicing through cXML or EDI eInvoicing, portal invoicing and OCR outsourcing capabilities;
•	Automated, intuitive receiving to minimize the risk of goods not received, damaged or returned;
•	Flexible two-way or three-way matching of invoices, purchase orders and contracts customizable to customer requirements;
•	Accelerated invoice approval process;
•	Reduced labor-intensive vendor support through a comprehensive supplier self-service portal; and
•	Standard reports for review, analysis and management of invoice exceptions and performance.

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

Client Partners. Our client partner organization proactively assists customers to maximize the benefit from their SciQuest solutions. Our customers are paired with a member of our client partner organization, who monitors the customer’s utilization of our solutions and tracks performance metrics. Our client partners can identify underuse of the solutions within the organization and proactively assist customers to better integrate our solutions into their processes. Client partners also promote best practices for maximizing the value of our solutions throughout our customer base.

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

Customers

As of December 31, 2013, we served 534 customers, excluding customers that spend less than $10,000 per year with us. In 2010, 2011 and 2012, substantially all of our revenues were derived from customers in the United States or United States-based multinational companies. No customer accounted for more than 10% of our total revenues in 2011, 2012 and 2013. Our ten largest customers accounted for no more than 20%, 15% and 15% of our total revenues in 2011, 2012 or 2013, respectively. Our value proposition and high customer satisfaction rates have led to strong recurring revenue retention rates of approximately 100%, 106% and 100% for 2011, 2012 and 2013, respectively. We calculate recurring revenue retention rates for a particular period by comparing the subscription revenue for all customers at the end of the prior period to the subscription revenue for those same customers at the end of the current period.

Due to our historical focus on vertical markets, we have had a relatively high concentration of higher education, life sciences, healthcare and state and local government customers. But a majority of our customers now span the general commercial market as a result of our acquisitions as well as our own marketing efforts. Our customers currently include approximately 30% of the Forbes Global 100 companies and 25% of the Fortune 500. We currently market our solutions across the entire addressable market for spend management solutions.

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

As of December 31, 2013, our sales and marketing organization consisted of 99 employees.

We also conduct NextLevel, an annual event that brings the spend management community, including industry experts, thought leaders and suppliers, together to discuss the latest thinking, newest strategies and most innovative solutions. The annual NextLevel conference typically occurs in late February and is attended by customers, prospects, suppliers, partners and other attendees.

Historically, we have had lower new sales in our first and third quarters than in the remainder of our year as a result of seasonal variations in our business, principally due to the timing of client budget cycles. Due in large part to the expansion of our product portfolio and market focus, we do not believe that we currently experience material seasonality.

Competition

The market for spend management solutions is competitive, highly fragmented, rapidly evolving and subject to changes in technology. We compete primarily with relatively small specialty software vendors, large ERP vendors and internally developed and maintained solutions. Our current principal competitors include:

•

Specialty vendors or niche providers that compete with one or more or our solutions, including Aravo, Basware, BravoSolution, Coupa, ESM Solutions, GXS, Hubwoo, Iasta, OB10, Perfect Commerce, Periscope, Selectica and Zycus; and

•	Enterprise software application vendors, including SAP AG, Oracle, IBM and Infor.

We believe the principal competitive factors and market demands in our industry include the following:

•	breadth and depth of capabilities;
•	ease of use and overall user experience;
•	solution configurability;
•	price;
•	measurability of results, demonstrable return-on-investment and perceived value;
•	ability to integrate with existing systems;
•	reputation and brand name recognition;
•	managed network and supplier services;
•	ease and speed of implementation and use;

•	satisfaction of customer base; and
•	performance and reliability of the software.

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

Our procurement, supplier management, accounts payable and Sourcing Director products operate in a multi-tenant, on-demand applications environment using Java-based application code, IBM’s DB2 database management system, and an open source operating environment. Our contract lifecycle management products operate in a multi-tenant, on-demand applications environment utilizing Microsoft.Net architecture and SQL Server database management system. Our spend analysis products operate in a multi-tenant, on-demand applications environment utilizing Microsoft architecture and Oracle database management system.  Our Advanced Sourcing Optimizer product operates in a multi-tenant, on-demand applications environment using Java-based application code and Perl-based application code, Oracle’s MySQL database management system, and an open source operating environment.

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

We generally own and administer all of our hosted production servers and web site hardware, which physically reside in tier-1 data center hosting facilities. Our primary data center facilities offers physical security, redundant power systems, and multiple OC3 internet network connections and are located in Durham, North Carolina, Houston, Texas and Pittsburgh, Pennsylvania. We also have a fully redundant, disaster recovery platform in a data center in Scottsdale, Arizona which is automatically synchronized with the primary systems.

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

As of December 31, 2013, our product development organization consisted of 211 employees.

Our research and development expenses were $11.2 million, $17.2 million and $28.3 million in 2011, 2012 and 2013, respectively.

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

We have 31 issued U.S. patents (with expiration dates ranging from 2018 to 2031) and 14 pending U.S. patent applications. We have no foreign patents or patent applications. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims.

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

Employees

As of December 31, 2013, we had 538 full-time employees. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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
•

we expect to continue to develop and acquire new product and service offerings with no guarantee that we will be able to market those acquired products and services successfully or to develop or integrate any new products effectively or efficiently;

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

•	product development delays could damage our reputation and sales efforts;
•	if we are unable to adapt our products and services to rapid technological change, our revenues and profits could be materially and adversely affected; and
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

We derive, and expect to continue to derive, substantially all of our license revenues from recurring subscription fees for our spend management solutions. Should our current customers lose confidence in the value or effectiveness of our solutions, the demand for our products and services will likely decline, which could materially and adversely affect our renewal rates, pricing and contract terms. Our subscription agreements with customers are typically for either a term of ranging from three to five years in length or a one-year term with automatic renewal provisions. Our value proposition and high customer satisfaction rates have led to strong recurring revenue retention rates of approximately 100%, 106% and 100% for 2011, 2012 and 2013, respectively. We calculate recurring revenue retention rates for a particular period by comparing the subscription revenue for all customers at the end of the prior period to the subscription revenue for those same customers at the end of the current period. If our customers choose not to renew their subscription agreements with us at similar rates and on similar or more favorable terms, our business, operating results and financial condition may be materially and adversely affected.

We expect to continue to develop and acquire new product and service offerings with no guarantee that we will be able to market those acquired products and services successfully or to develop or integrate any new products effectively or efficiently.

Expanding our product and service offerings is an important component of our business strategy. Any new offerings that are not favorably received by prospective customers could damage our reputation or brand name. As part of this strategy, we added our advanced sourcing product in 2013, while in 2012 we added our spend analysis, contract lifecycle management and accounts payable solutions. Expansion of our offerings will require us to devote a significant amount of time and money and may strain our management, financial and operating resources. We cannot be assured that our development or acquisition efforts will result in commercially viable products or services. In addition, we may bear development and acquisition costs in current periods that do not generate revenues until future periods, if at all. To the extent that we incur expenses that do not result in increased current or future revenues, our earnings may be materially and adversely affected.

If we do not successfully maintain the SciQuest brand, our revenues and earnings could be materially adversely affected.

We believe that developing, maintaining and enhancing the SciQuest brand in a cost-effective manner is critical in expanding our customer base, particularly in the general commercial market. Some of our competitors have well-established brands. Although we believe that the SciQuest brand is well established in certain markets where we have a significant operating history, our brand may not be as well established throughout our entire addressable market. Promotion of our brand will depend largely on continuing our sales and marketing efforts and providing high-quality products and services to our customers. We cannot be assured that these efforts will be successful in marketing the SciQuest brand. If we are unable to successfully promote our brand, or if we incur substantial expenses in attempting to do so, our revenues and earnings could be materially and adversely affected.

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

In 2013, we acquired all of the capital stock of CombineNet, Inc., or “CombineNet”, a leading provider of advanced sourcing software to large companies with complex procurement needs. The integration of this company into our business has represented, and continues to represent in some respects, a significant undertaking for our management team. Even to the extent that we have successfully completed this integration, conditions could still arise that require additional resources or endanger the expected benefits of this acquisition. Our failure to successfully manage the risks associated with this acquisition could adversely affect our business and operating results.

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

Our operating plan to maintain profitability is based upon estimates of our future expenses. For instance, we expect our operating expenses to increase in 2014 as compared to 2013 in order to support anticipated revenue growth, as well as the full year impact of the 2013 acquisition of CombineNet. If our future expenses are greater than anticipated, our ability to maintain profitability may be negatively impacted. Greater than anticipated expenses may negatively impact our cash flows, which could cause us to expend our capital faster than anticipated. Also, a large percentage of our expenses are relatively fixed, which may make it difficult to reduce expenses significantly in the future.

To the extent that future sales opportunities trend towards individual product sales rather than multi-product sales, the average sales price per customer of our solutions would likely decrease, which could have an adverse effect on our ability to increase future revenue and profitability.

Our solutions consist of individual products that can be deployed together as an integrated software suite or separately as individual solutions. We price our solutions in part based on the number of products purchased. Accordingly, multi-product sales of an integrated software suite will likely result in significantly higher subscription and service fees than sales of individual products even though the sales cycle will often be similar in terms of length and effort. Most of our customers do not currently utilize all, or even a majority, of our solutions, and we anticipate that many of the cross-selling opportunities into our installed customer base will be individual product sales as opposed to multi-product sales. To the extent that future sales opportunities trend towards individual product sales rather than multi-product sales, then the average sales price per customer of our solutions will likely decrease. Decreases in our average sales price per customer will require us to convert a greater number of sales opportunities, at potentially greater expense, in order to meet our revenue objectives. Thus, an increase in the number of individual product sales as compared to multi-product sales could have an adverse effect on our ability to increase future revenue and profitability.

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

The use of our solutions typically includes implementation services to facilitate the optimal use of our solutions. Successful implementation projects can be critical to maintaining our high customer satisfaction rates and can also lower support costs. These activities require substantial involvement and cooperation from both our customers and their suppliers. For example, we typically work closely with customer personnel to improve the customer’s business processes, enable the customer’s suppliers on the SciQuest Supplier Network and support organizational activities to assist our customer’s transition to our spend management solutions. In addition, our implementation services often include extensive end-user training in order to facilitate product adoption and maximize the benefits for the organization. If we do not receive sufficient support from either the customer or its suppliers, then the optimal use of our services by the customer may be adversely impacted, resulting in lower customer satisfaction and negatively affecting our renewal rates, business, reputation and financial performance.

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

To date, we have funded our business through our cash flows from operations and the proceeds of our initial public offering in September 2010 and our follow-on public offering in April 2011. We also established a $30 million credit facility in November 2012. In February 2014, we filed a shelf registration statement on Form S-3 covering 8,000,000 shares of common stock, which may be offered and sold in one or more public offerings in the future. There can be no assurance as to whether all or any portion of the shares covered by this registration statement will be offered or sold in the future. However, we may need to raise additional funds to achieve our future strategic objectives, including the execution of our strategy to pursue acquisitions. We may not be able to obtain additional debt or equity financing on favorable terms, if at all. Decreases in our stock price could adversely affect our ability to raise capital or complete acquisitions. If we raise additional equity financing, our security holders may experience significant dilution of their ownership interests and the value of shares of our common stock could decline. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, force us to maintain specified liquidity or other ratios or restrict our ability to pay dividends or make acquisitions. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

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

We continue to have revenue concentration in certain vertical markets, which could make us vulnerable to adverse trends or events affecting those markets.

Due to our historical focus on vertical markets, our revenues continue to be concentrated in the higher education and to a lesser extent in the life sciences markets, state and local government and healthcare markets. Many of our customers and potential customers in the higher education and healthcare markets have been facing significant budgetary constraints that have limited spending on technology solutions. Continued spending constraints in these markets may result in slower growth, or reductions, in our revenues and profits in the future. In addition, the number of potential customers in these markets is relatively finite, which could limit our future growth prospects. Furthermore, many of our sales opportunities are generated by referrals from existing customers due to the collaborative nature of these markets, and therefore, our failure to provide a beneficial solution to our existing customers could adversely impact our reputation in these markets and our ability to generate new referral customers. The life sciences industry has been experiencing a period of consolidation, during which many of the large domestic and international pharmaceutical companies have been acquiring mid-sized pharmaceutical companies. The potential consolidation of our life sciences customers may diminish our negotiating leverage and exert downward pressure on our prices or cause us to lose the business of valuable customers who are consolidated with other pharmaceutical companies that are not our customers. Healthcare costs have risen significantly over the past decade and numerous initiatives and reforms initiated by legislators, regulators and third-party payors to curb these costs have resulted in a consolidation trend in the healthcare industry, including hospitals. This consolidation may reduce competition, exert downward pressure on the prices of our products and adversely impact our growth in this market.

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

We use third-party data centers to conduct our operations, including our primary operating centers located in Durham, North Carolina, Houston, Texas and Pittsburgh, Pennsylvania and a redundant disaster recovery platform located in Scottsdale, Arizona. Generally, our solutions reside on hardware that we own and operate in these and other locations. Our operations depend on the protection of the equipment and information we store in these third-party data centers against damage or service interruptions that may be caused by fire, flood, severe storm, power loss, telecommunications failures, unauthorized intrusion, computer viruses and disabling devices, natural disasters, war, criminal acts, military action, terrorist attacks and other similar events beyond our control. A prolonged service disruption affecting the availability of our solutions for any of the foregoing reasons could damage our reputation with current and potential customers, expose us to liability and cause us to lose recurring revenue customers or otherwise adversely affect our business. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the data centers we use.

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

We incur significant legal, accounting, investor relations and other expenses as a result of being a public company. We also have incurred and will incur costs associated with current corporate governance requirements, including requirements under Section 404 and other provisions of the Sarbanes-Oxley Act, as well as rules implemented by the Securities and Exchange Commission, or SEC, and the Nasdaq Listing Rules. The expenses incurred by public companies for reporting and corporate governance purposes have increased dramatically over the past several years. These rules and regulations have increased our legal and financial compliance costs substantially and have made some activities more time-consuming and costly. If these costs increase significantly in the future, our operating results could be materially and adversely affected.

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

As of December 31, 2013, we had net operating loss carryforwards of approximately $215.6 million for U.S. federal tax purposes, the use of which may be substantially limited. These loss carryforwards will begin to expire in 2018. To the extent these net operating loss carryforwards are available, we intend to use them to reduce the corporate income tax liability associated with our operations. Section 382 of the U.S. Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that might be used to offset taxable income when a corporation has undergone significant changes in stock ownership. As a result, prior or future changes in ownership could put limitations on the availability of our net operating loss carryforwards. To the extent our use of net operating loss carryforwards is significantly limited, our income could be subject to corporate income tax earlier than it would if we were able to use net operating loss carryforwards, which could result in lower profits.

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

As of December 31, 2013, our directors and executive officers, together with their affiliates, beneficially owned, in the aggregate, approximately 6% of our common stock. In addition, as of December 31, 2013, approximately 43% of our outstanding common stock was held by holders of more than 5% of our common stock. These stockholders may have interests that differ from yours, and they may vote in a way with which you disagree and that may be adverse to your interests. This concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with significant concentration of ownership. Also, these stockholders, acting together, may be able to control the outcome of matters submitted to our stockholders for approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. In addition, these stockholders, acting together, could have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

•	delaying, deferring or preventing a change in corporate control;

•	impeding a merger, consolidation, takeover or other business combination involving us; or
•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

Our stock price could decline due to the large number of outstanding shares of our common stock eligible for future sale.

If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our stockholders might sell shares of our common stock could also depress the market price of our common stock. As of December 31, 2013, we had approximately 7,000,000 shares of our common stock issuable under approved equity compensation plans that are covered by effective registration statements. Furthermore, certain holders of our common stock have the right to demand that we file registration statements, or request that their shares be covered by a registration statement that we are otherwise filing, which would enable those shares to be sold in the public market.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Cary, North Carolina, where we currently lease approximately 61,000 square feet of office space. This lease expires in January 2017. In July 2013, we entered into a new lease for approximately 78,500 square feet of office space to replace the Company’s current corporate headquarters. The new corporate headquarters is under construction with a target completion date of August 1, 2014. The lease term for the new office space will commence upon the later of August 1, 2014 or substantial completion of the leased premises and will extend for 120 months thereafter. We anticipate subleasing our current office space once the move to the new corporate headquarters is completed.

We also maintain the following office leases:

Office Location	Square Footage	Lease Expiration
Edmonton, Alberta	24,700	May 2016
Pittsburgh, Pennsylvania	15,200	December 2014
Chicago, Illinois	7,900	July 2018
Newtown Square, Pennsylvania	5,500	February 2016
Houston, Texas	4,700	March 2019

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

Year Ended December 31, 2013:	High	Low
October 1, 2013 through December 31, 2013	$30.83	$21.34
July 1, 2013 through September 30, 2013	25.95	18.10
April 1, 2013 through June 30, 2013	26.00	20.65
January 1, 2013 through March 31, 2013	24.19	15.50

Year Ended December 31, 2012:	High	Low
October 1, 2012 through December 31, 2012	$18.62	$13.13
July 1, 2012 through September 30, 2012	18.54	14.08
April 1, 2012 through June 30, 2012	18.12	13.54
January 1, 2012 through March 31, 2012	15.50	13.62

As of December 31, 2013, we had approximately 53 stockholders of record of our common stock, including Cede & Co., which holds shares of our common stock on behalf of an indeterminate number of beneficial owners.

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

The following table provides information regarding our current equity compensation plans as of December 31, 2013:

Equity Compensation Plan Information
Plan category	Number of Securities to be issued upon exercise of Outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Stock options	1,967,100	$15.22	—
Restricted stock units	48,765	—	—
Subtotal	2,015,865	15.22	3,989,171

Employee stock purchase plan	—	—	943,198
Total	2,015,865	$15.22	4,932,369
(1)

In column b, the weighted-average exercise price is only applicable to stock options. In column c, the number of securities remaining available for future issuance for stock options and restricted stock units is shown in total and not individually with respect to these items.

See Note 10 to the financial statements provided under “Part II, Item 8, Financial Statements and Supplementary Data” of this Report for a description of the material features of our equity compensation plans.

Stock Performance Graph

The following graph compares, for the period from September 24, 2010 through December 31, 2013, the cumulative total stockholder return on our common stock with that of the NASDAQ Composite Index and the NASDAQ Computer Index. The graph assumes that $100 was invested on September 24, 2010 and assumes reinvestment of any dividends. Our fiscal year ends on December 31. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

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

The selected financial data under the heading “Statements of Operations Data” for each of the three years ended December 31, 2011, 2012 and 2013, under the heading “Non-GAAP Operating Data” relating to Non-GAAP Net Income and Adjusted Free Cash Flow for each of the three years ended December 31, 2011, 2012 and 2013 and under the heading “Balance Sheet Data” as of December 31, 2012 and 2013 have been derived from our audited financial statements, which are provided under “Part II, Item 8, Financial Statements and Supplementary Data” of this Report. The selected financial data under the heading “Statements of Operations Data” for each of the two years ended December 31, 2009 and 2010, under the heading “Non-GAAP Operating Data” relating to Non-GAAP Net Income and Adjusted Free Cash Flow for each of the two years ended December 31, 2009 and 2010 and under the heading “Balance Sheet Data” as of December 31, 2009, 2010 and 2011 have been derived from our audited financial statements not included in this Report.

	Year Ended December 31,
	2009	2010	2011	2012	2013
	(In thousands, except per share data)
Statements of Operations Data:
Revenues	$36,179	$42,477	$53,438	$66,465	$90,231
Cost of revenues(1)(2)	7,494	9,361	13,340	20,270	27,411
Gross profit	28,685	33,116	40,098	46,195	62,820
Operating expenses:(1)
Research and development	8,059	8,395	11,233	17,188	28,267
Sales and marketing	10,750	11,592	14,282	17,907	24,261
General and administrative	3,703	5,810	8,403	10,918	13,033
Management bonuses associated with initial public offering	—	5,888	—	—	—
Litigation settlement and associated legal expenses	3,189	—	—	—	—
Amortization of intangible assets	403	301	864	1,268	2,382
Total operating expenses	26,104	31,986	34,782	47,281	67,943
Income (loss) from operations	2,581	1,130	5,316	(1,086)	(5,123)
Interest and other income (expense), net	27	1,727	298	13	13
Income (loss) before income taxes	2,608	2,857	5,614	(1,073)	(5,110)
Income tax benefit (expense)	16,821	(1,114)	(2,780)	(103)	376
Net income (loss)	19,429	1,743	2,834	(1,176)	(4,734)
Dividends on redeemable preferred stock	2,595	2,079	—	—	—
Net income (loss) attributable to common stockholders	$16,834	$(336)	$2,834	$(1,176)	$(4,734)
Net income (loss) attributable to common stockholders per share:
Basic	$1.20	$(0.02)	$0.13	$(0.05)	$(0.20)
Diluted	$1.16	$(0.02)	$0.13	$(0.05)	$(0.20)
Weighted average shares outstanding used in computing per share amounts:
Basic	14,061	15,754	21,673	22,285	23,044
Diluted	14,450	15,754	22,241	22,285	23,044

	Year Ended December 31,
	2009	2010	2011	2012	2013
	(In thousands)
Non-GAAP Operating Data:
Non-GAAP Net Income (3)	$4,149	$5,536	$6,416	$5,460	$8,845
Adjusted Free Cash Flow (4)	$6,785	$10,563	$14,256	$15,748	$14,468

	December 31,
	2009	2010	2011	2012	2013
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$17,132	$17,494	$14,958	$15,606	$19,117
Short-term investments	—	20,000	44,685	29,740	15,105
Working capital excluding deferred revenues	19,963	41,147	65,427	49,138	36,261
Total assets	55,211	76,687	116,368	140,324	173,445
Deferred revenues	34,275	38,201	49,614	62,461	70,760
Redeemable preferred stock	34,072	—	—	—	—
Total stockholders’ equity (deficit)	(17,158)	34,235	60,707	67,228	88,179
(1)	Amounts include stock-based compensation expense, as follows:

	Year Ended December 31,
	2009	2010	2011	2012	2013
	(In thousands)
Cost of revenues	$33	$83	$313	$300	$499
Research and development	86	236	1,014	1,217	1,714
Sales and marketing	83	167	1,142	1,510	1,992
General and administrative	163	602	1,480	2,170	2,727
	$365	$1,088	$3,949	$5,197	$6,932
(2)	Cost of revenues includes amortization of capitalized software development costs of:

	Year Ended December 31,
	2009	2010	2011	2012	2013
	(In thousands)
Amortization of capitalized software development costs	$167	$241	$390	$928	$1,842
Amortization of acquired software	—	—	168	553	1,580
	$167	$241	$558	$1,481	$3,422
(3)

Non-GAAP Net Income, a non-GAAP operating measure, consists of net income (loss) plus our non-cash, stock-based compensation expense, amortization of intangible assets, amortization of acquired software, purchase accounting deferred revenue adjustments in 2012 and 2013, acquisition related costs incurred in 2010, 2011, 2012 and 2013, compensation expense relating to management bonuses paid in connection with our initial public offering in 2010, a stock contribution to fund a charitable trust established by us in 2010 and settlement and legal costs related to a patent infringement lawsuit settled in 2009, less the acquisition related escrow distribution received in 2011, the gain realized upon the sale of a warrant in 2010 and the tax benefit in 2009 from the reduction of the valuation reserve on our deferred tax asset. Non-GAAP Net Income is determined on a tax-effected basis. For 2011, 2012 and 2013, due to the impact that non-taxable expenses, i.e. stock-based compensation, had on our effective tax rate, we determined the tax effect of Non-GAAP Net Income by arriving at Non-GAAP Income before taxes, multiplying this by our statutory rate of 38.9% and the difference between our statutory tax expense and our book tax expense is the tax effect of adjustments to arrive at Non-GAAP Net Income. For 2010, we used our quarterly effective tax rate to determine the tax effect for Non-GAAP Net Income. For 2009, we used our pro forma effective tax rate assuming the reduction of the valuation reserve had occurred the prior year to determine the tax effect for Non-GAAP Net Income. We use Non-GAAP Net Income as a measure of operating performance because it assists us in comparing performance on a consistent basis, as it removes from our operating results the impact of our capital structure, acquisition related costs, the one-time costs associated with non-recurring events and such non-cash items such as stock-based compensation expense and amortization of intangible assets, which can vary depending upon accounting methods. We believe Non-GAAP Net Income is useful to an investor in evaluating our operating performance because it is widely used by investors, securities analysts and other interested parties in our industry to measure a company’s operating performance without regard to non-cash items such as stock-based compensation expense and amortization of intangible assets, which can vary depending upon accounting methods, and to present a meaningful measure of corporate performance exclusive of our capital structure and the method by which assets were acquired.

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

Because of these limitations, you should consider Non-GAAP Net Income alongside other financial performance measures, including various cash flow metrics, net income (loss) and our other GAAP results. Our management reviews Non-GAAP Net Income along with these other measures in order to fully evaluate our financial performance.

The following table provides a reconciliation of net income (loss) to Non-GAAP Net Income:

	Year Ended December 31,
	2009	2010	2011	2012	2013
	(In thousands)
Net income (loss)	$19,429	$1,743	$2,834	$(1,176)	$(4,734)
Stock-based compensation	365	1,088	3,949	5,197	6,932
Amortization of intangible assets	403	301	864	1,268	2,382
Amortization of acquired software	—	—	168	553	1,580
Purchase accounting deferred revenue adjustment	—	—	—	1,490	3,323
Distribution of acquisition escrow	—	—	(223)	—	—
Non-recurring stock contribution for a charitable trust established by the company	—	238	—	—	—
Acquisition related costs	—	265	134	1,506	5,377
Gain on sale of investment	—	(1,700)	—	—	—
Management bonuses associated with initial public offering	—	5,888	—	—	—
Litigation settlement and associated legal expenses	3,189	—	—	—	—
Deferred tax asset valuation reserve reduction	(16,800)	—	—	—	—
Tax effect of adjustments(a)	(2,437)	(2,287)	(1,310)	(3,378)	(6,015)
Non-GAAP Net Income	$4,149	$5,536	$6,416	$5,460	$8,845
(a)

For the year ended December 31, 2009, the tax effect of adjustments has been calculated on the assumption that the $16,800 deferred tax asset valuation reserve reduction had taken place prior to the commencement of the fiscal year, and a pro forma effective tax rate of 37% was applied for the year. For the year ended December 31, 2010, the tax effect was determined on a quarterly basis using our effective tax rate for the applicable quarter. For the years ended December 31, 2011, 2012 and 2013, due to the impact that non-taxable expenses, i.e. stock-based compensation had on our effective tax rate, we determined the tax effect of Non-GAAP Net Income by arriving at Non-GAAP Income before taxes, multiplying this by our statutory rate of 38.9% and the difference between our statutory tax expense and our book tax expense is the tax effect of adjustments to arrive at Non-GAAP Net Income.

(4)

Free Cash Flow consists of net cash provided by operating activities, less purchases of property and equipment and less capitalization of software development costs. Adjusted Free Cash Flow consists of Free Cash Flow plus one-time settlement and legal costs related to a patent infringement lawsuit in 2009 as well as one-time bonus payments associated with the initial public offering incurred in 2010 and acquisition related costs in 2010, 2011, 2012 and 2013, less the acquisition related escrow distribution received in 2011. We use Adjusted Free Cash Flow as a measure of liquidity because it assists us in assessing our ability to fund our growth through our generation of cash. We believe Adjusted Free Cash Flow is useful to an investor in evaluating our liquidity because Adjusted Free Cash Flow and similar measures are widely used by investors, securities analysts and other interested parties in our industry to measure a company’s liquidity without regard to revenue and expense recognition, which can vary depending upon accounting methods.

Our use of Adjusted Free Cash Flow has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	Adjusted Free Cash Flow does not reflect the cash requirements necessary to service principal payments on our indebtedness;
•	Adjusted Free Cash Flow does not reflect one-time litigation expense payments or one-time management bonuses associated with the initial public offering, which reduced the cash available to us;
•	Adjusted Free Cash Flow does not include acquisition related costs; and
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

The following table provides a reconciliation of net cash provided by operating activities to Adjusted Free Cash Flow:

	Year Ended December 31,
	2009	2010	2011	2012	2013
	(In thousands)
Net cash provided by operating activities	$4,501	$5,890	$17,407	$20,380	$18,018
Purchase of property and equipment	(685)	(832)	(2,058)	(1,825)	(2,873)
Capitalization of software development costs	(220)	(648)	(1,004)	(3,113)	(3,654)
Free Cash Flow	3,596	4,410	14,345	15,442	11,491
Distribution of acquisition escrow	—	—	(223)	—	—
Litigation settlement and associated legal expenses	3,189	—	—	—	—
Acquisition related costs	—	265	134	306	2,977
Management bonuses associated with initial public offering	—	5,888	—	—	—
Adjusted Free Cash Flow	$6,785	$10,563	$14,256	$15,748	$14,468

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying financial statements and notes “Part II, Item 8, Financial Statements and Supplementary Data” of this Report.

Overview

We provide leading cloud-based business automation solutions for spend management that include:

—	procurement solutions that automate the source-to-settle process;
—	spend analysis solutions that cleanse and classify spend data to drive and measure cost savings;
—	supplier management solutions that facilitate our customers’ interactions with their suppliers;
—	contract lifecycle management solutions that automate the contract lifecycle from contract creation through maintenance; and
—	accounts payable solutions that automate the invoice processing and vendor payment processes.

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

We deliver our cloud-based solutions using a Software-as-a-Service, or SaaS, model, which enables us to offer greater functionality, faster innovation, easier integration and improved reliability with less cost and risk to the organization than traditional on-premise solutions. Customers pay us subscription fees and implementation service fees for the use of our solutions under either multi-year contracts that are generally three to five years in length or one-year contracts with annual renewal provisions. Our total subscription fees over a three to five year term of the subscription agreement for sales of single products typically range from $60,000 to $500,000 ($20,000 to $100,000 per year) while a multi-product sale range can typically range from $450,000 to $1.5 million ($150,000 to $300,000 per year). Our typical one-time implementation service fees are generally equivalent to one year of license fees. As of December 31, 2013, we had 534 customers, excluding customers that spend less than $10,000 per year with us. Our revenue growth is driven primarily through the sale of our products and services to new customers and the sale of new products and related services to existing customers. For the fiscal year ended December 31, 2013, revenues increased 36% to $90.2 million from $66.5 million for the fiscal year ended December 31, 2012. For the fiscal year ended December 31, 2012, revenues increased 25% to $66.5 million from $53.4 million for the fiscal year ended December 31, 2011.

No customer accounted for more than 10% of our total revenues in 2011, 2012 and 2013. Our ten largest customers accounted for no more than 20%, 15% and 15% of our total revenues in 2011, 2012 and 2013, respectively.

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

In 2001, we began developing and marketing our procurement solutions. We initially acquired a critical mass of customers in the higher education and life sciences vertical markets and selectively expanded to serve the healthcare and state and local government markets. In 2010, we completed an initial public offering of our common stock. In 2011, we acquired all of the capital stock of AECsoft USA, Inc., or “AECsoft”, a leading provider of supplier management and sourcing solutions. In 2012, we acquired substantially all of the assets of Upside Software, Inc., or “Upside”, a leading provider of contract lifecycle management solutions, and substantially all of the assets of Spend Radar LLC, or “Spend Radar”, a leading provider of spend analysis solutions. In 2013, we acquired all of the capital stock of CombineNet, Inc., or “CombineNet”, a leading provider of advanced sourcing software to organizations with large and potentially complex strategic sourcing needs.

Due to our historical focus on vertical markets, we have had a relatively high concentration of higher education, life sciences, healthcare and state and local government customers. For the years ended December 31, 2011, 2012 and 2013, the higher education market accounted for approximately 60%, 59% and 50%, respectively, of our revenues. But a majority of our customers now span the general commercial market as a result of our acquisitions as well as our own marketing efforts. Our customers currently include approximately 30% of the Forbes Global 100 companies and 25% of the Fortune 500. We currently market our solutions across the entire addressable market for spend management solutions.

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

We believe Non-GAAP Net Income and Adjusted Free Cash Flow are the primary non-GAAP financial metrics upon which to measure our business. Non-GAAP Net Income consists of net income plus our non-cash, stock-based compensation expense, amortization of intangible assets, purchase accounting deferred revenue adjustments in 2012 and 2013, acquisition related costs incurred in 2010, 2011, 2012 and 2013, compensation expense relating to management bonuses paid in connection with our initial public offering in 2010 and a stock contribution to fund a charitable trust established by us in 2010, less the acquisition related escrow distribution received in 2011 and the gain realized upon the sale of a warrant in 2010. Non-GAAP Net Income is determined on a tax-effected basis. For 2011, 2012 and 2013, due to the impact that non-taxable expenses, i.e. stock-based compensation, had on our effective tax rate, we determined the tax effect of Non-GAAP Net Income by arriving at Non-GAAP Income before taxes, multiplying this by our statutory rate of 38.9% and the difference between our statutory tax expense and our book tax expense is the tax effect of adjustments to arrive at Non-GAAP Net Income. For 2010, we used our quarterly effective tax rate to determine the tax effect for Non-GAAP Net Income. Because Non-GAAP Net Income excludes certain non-cash expenses such as amortization, stock-based compensation and a stock contribution in 2010, as well as acquisition related costs incurred in 2010, 2011, 2012 and 2013, the sale of a warrant and one-time bonus payments associated with the initial public offering in 2010 and the acquisition related escrow distribution received in 2011, we believe that this measure provides us with additional useful information to measure and understand our performance on a consistent basis, particularly with respect to changes in performance from period to period. Free Cash Flow consists of net cash provided by operating activities, less purchases of property and equipment and less capitalization of software development costs. Adjusted Free Cash Flow consists of Free Cash Flow plus acquisition related costs incurred in 2010, 2011, 2012 and 2013 and one-time bonus payments associated with the initial public offering incurred in 2010, less the acquisition related escrow distribution received in 2011. Because Adjusted Free Cash Flow measures the ability of the company to generate cash from operations, after investment in software development and property and equipment, we believe this is a meaningful measurement in which to gauge our ability to fund future growth. Our Adjusted Free Cash Flow normally fluctuates quarterly due to the combination of the timing of new business and the payment of annual bonuses. We use Non-GAAP Net Income and Adjusted Free Cash Flow in the preparation of our budgets and to measure and monitor our financial performance. Non-GAAP Net Income and Adjusted Free Cash Flow are not determined in accordance with GAAP and are not substitutes for or superior to financial measures determined in accordance with GAAP. For further discussion regarding Non-GAAP Net Income and a reconciliation of Non-GAAP Net Income to net income, see “— Key Financial Terms and Metrics,” below. For further discussion regarding Adjusted Free Cash Flow and a reconciliation of Adjusted Free Cash Flow to cash flows from operations, see footnote 4 to the table in “Part II, Item 6, Selected Financial Data” included in this Report.

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

Historically, we have increased the price of our subscriptions upon the renewal of our customers’ subscription agreements to reflect the increased feature functionality inherent in the solution since the initial subscription agreement. Our value proposition and high customer satisfaction rates have led to strong recurring revenue retention rates of 100%, 106% and 100% for 2011, 2012 and 2013, respectively. We calculate recurring revenue rates for a particular period by comparing the subscription revenue for all customers at the end of the prior period to the subscription revenue for those same customers at the end of the current period.

Cost of Revenues and Operating Expenses

We allocate certain overhead expenses, such as rent, utilities, and depreciation of general office assets to cost of revenues and operating expense categories based on headcount. As a result, an overhead expense allocation is reflected in cost of revenues and each operating expense category.

Cost of Revenues. Cost of revenues consists primarily of compensation and related expenses for implementation services, supplier enablement services, customer support staff and client partners, costs related to hosting the subscription software, amortization of capitalized software development costs and allocated overhead. Costs of implementation services are expensed as incurred. We expect cost of revenues to increase in absolute dollars as we continue to increase the number of customers over time but remain relatively consistent as a percentage of revenues.

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

Sales and Marketing. Sales and marketing expenses consist primarily of wages and benefits for our sales and marketing personnel, sales commissions, marketing programs, including lead generation, events and other brand building expenses and allocated overhead. We capitalize our sales commissions at the time a subscription agreement is executed by the customer, and we expense the commissions as a component of sales and marketing ratably over the subscription period, matching the recognition period of the subscription revenues for which the commissions were incurred. In order to continue to grow our business and brand awareness, we expect that we will continue to invest in our sales and marketing efforts. We expect that sales and marketing expenses will increase in absolute dollars but remain relatively consistent as a percentage of revenues over time.

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

Amortization of Intangible Assets. Amortized intangible assets consist of covenants not to compete and customer relationships from the CombineNet, Spend Radar, Upside, AECsoft acquisitions in August 2013, October 2012, August 2012 and January 2011, respectively, as well as customer relationships from the going private transaction in 2004. The covenant not to compete from the CombineNet acquisition is amortized on a straight-line basis over an estimated life of two years and the covenants not to compete from the Spend Radar, Upside and AECsoft acquisitions are amortized on a straight-line basis over an estimated life of five years. The customer relationships from the Spend Radar acquisition are amortized over a five-year estimated life, the customer relationships from the Upside and AECsoft acquisitions and going private transaction are amortized over a ten-year estimated life and the customer relationships from the CombineNet acquisition are amortized over a fifteen-year estimated life, in a pattern consistent with which the economic benefit is expected to be realized.

Non-GAAP Net Income. Non-GAAP Net Income, a non-GAAP operating measure, consists of net income (loss) plus our non-cash, stock-based compensation expense, amortization of intangible assets, amortization of acquired software, purchase accounting deferred revenue adjustments in 2012 and 2013, acquisition related costs incurred in 2010, 2011, 2012 and 2013, compensation expense relating to management bonuses paid in connection with our initial public offering in 2010 and a stock contribution to fund a charitable trust established by us in 2010, less the acquisition related escrow distribution received in 2011 and the gain realized upon the sale of a warrant in 2010. Non-GAAP Net Income is determined on a tax-effected basis. For 2011, 2012 and 2013, due to the impact that non-taxable expenses, i.e. stock-based compensation, had on our effective tax rate, we determined the tax effect of Non-GAAP Net Income by arriving at Non-GAAP Income before taxes, multiplying this by our statutory rate of 38.9% and the difference between our statutory tax expense and our book tax expense is the tax effect of adjustments to arrive at Non-GAAP Net Income. For 2010, we used our quarterly effective tax rate to determine the tax effect for Non-GAAP Net Income. We use Non-GAAP Net Income as a measure of operating performance because it assists us in comparing performance on a consistent basis, as it removes from our operating results the impact of our capital structure, acquisition related costs, the one-time costs associated with non-recurring events and such non-cash items such as stock-based compensation expense and amortization of intangible assets, which can vary depending upon accounting methods. We believe Non-GAAP Net Income is useful to an investor in evaluating our operating performance because it is widely used by investors, securities analysts and other interested parties in our industry to measure a company’s operating performance without regard to non-cash items such as stock-based compensation expense and amortization of intangible assets, which can vary depending upon accounting methods, and to present a meaningful measure of corporate performance exclusive of our capital structure and the method by which assets were acquired. Our use of Non-GAAP Net Income has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

—	Non-GAAP Net Income does not reflect changes in, or cash requirements for, our working capital needs;
—	Non-GAAP Net Income does not consider the potentially dilutive impact of equity-based compensation;
—	Non-GAAP Net Income does not reflect acquisition related costs or one-time cash bonuses associated with the initial public offering paid to our management, which reduced the cash available to us;
—	we must make certain assumptions in order to determine the tax effect adjustments for Non-GAAP Net Income, which assumptions may not prove to be accurate; and
—	other companies, including companies in our industry, may calculate Non-GAAP Net Income differently, which reduces its usefulness as a comparative measure.

Because of these limitations, you should consider Non-GAAP Net Income alongside other financial performance measures, including various cash flow metrics, net income and our other GAAP results. Our management reviews Non-GAAP Net Income along with these other measures in order to fully evaluate our financial performance.

The following table provides a reconciliation of net income (loss) to Non-GAAP Net Income:

	Year Ended December 31,
	2011	2012	2013
	(Unaudited; in thousands)
Net income (loss)	$2,834	$(1,176)	$(4,734)
Stock-based compensation	3,949	5,197	6,932
Amortization of intangible assets	864	1,268	2,382
Amortization of acquired software	168	553	1,580
Purchase accounting deferred revenue adjustment	—	1,490	3,323
Distribution of acquisition escrow	(223)	—	—
Acquisition related costs	134	1,506	5,377
Tax effect of adjustments(1)	(1,310)	(3,378)	(6,015)
Non-GAAP Net Income	$6,416	$5,460	$8,845
(1)

For the years ended December 31, 2011, 2012 and 2013, due to the impact that non-taxable expenses, i.e. stock-based compensation, had on our effective tax rate, we determined the tax effect of Non-GAAP Net Income by arriving at Non-GAAP Income before taxes, multiplying this by our statutory rate of 38.9% and the difference between our statutory tax expense and our book tax expense is the tax effect of adjustments to arrive at Non-GAAP Net Income.

Adjusted Free Cash Flow.  Free Cash Flow consists of net cash provided by operating activities, less purchases of property and equipment and less capitalization of software development costs. Adjusted Free Cash Flow consists of Free Cash Flow acquisition related costs in 2011, 2012 and 2013, less the acquisition related escrow distribution received in 2011. We use Adjusted Free Cash Flow as a measure of liquidity because it assists us in assessing our ability to fund our growth through our generation of cash. We believe Adjusted Free Cash Flow is useful to an investor in evaluating our liquidity because Adjusted Free Cash Flow and similar measures are widely used by investors, securities analysts and other interested parties in our industry to measure a company’s liquidity without regard to revenue and expense recognition, which can vary depending upon accounting methods.

Our use of Adjusted Free Cash Flow has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

—	Adjusted Free Cash Flow does not reflect the cash requirements necessary to service principal payments on our indebtedness;

—	Adjusted Free Cash Flow does not reflect one-time management bonuses associated with the initial public offering, which reduced the cash available to us;
—	Adjusted Free Cash Flow does not include acquisition related costs;
—	Adjusted Free Cash Flow removes the impact of accrual basis accounting on asset accounts and non-debt liability accounts; and
—	other companies, including companies in our industry, may calculate Adjusted Free Cash Flow differently, which reduces its usefulness as a comparative measure.

Because of these limitations, you should consider Adjusted Free Cash Flow alongside other liquidity measures, including various cash flow metrics, net income and our other GAAP results. Our management reviews Adjusted Free Cash Flow along with these other measures in order to fully evaluate our liquidity.

The following table provides a reconciliation of net cash provided by operating activities to Adjusted Free Cash Flow:

	Year Ended December 31,
	2011	2012	2013
	(Unaudited; in thousands)
Net cash provided by operating activities	$17,407	$20,380	$18,018
Purchase of property and equipment	(2,058)	(1,825)	(2,873)
Capitalization of software development costs	(1,004)	(3,113)	(3,654)
Free Cash Flow	14,345	15,442	11,491
Distribution of acquisition escrow	(223)	—	—
Acquisition related costs	134	306	2,977
Adjusted Free Cash Flow	$14,256	$15,748	$14,468

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

Of our significant accounting policies, which are described in Note 2 to the financial statements provided under “Part II, Item 8, Financial Statements and Supplementary Data” of this Report, we believe that the following accounting policies involve a greater degree of judgment and complexity. A critical accounting policy is one that is both material to the preparation of our financial statements and requires us to make difficult, subjective or complex judgments for uncertain matters that could have a material effect on our financial condition and results of operations. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

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

For arrangements in which elements do have standalone value, we allocate revenue to each element in an arrangement based on a selling price hierarchy. The selling price for a deliverable is based on vendor-specific objective evidence of selling price (“VSOE”), if available, third-party evidence of selling price (“TPE”), if VSOE is not available, or estimated selling price (“ESP”) if neither VSOE nor TPE is available. Because we have neither VSOE nor TPE for our deliverables, the allocation of revenue is based on ESP.

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

We evaluate our SaaS subscription agreements and consider whether the associated services have standalone value to our customers. For arrangements when implementation services do not have stand-alone value to the customer, licenses and related implementation services are considered a single unit of accounting. Accordingly, the consideration allocated to licenses and services is recognized ratably over the term of the subscription agreement, beginning with the later of the start date specified in the subscription agreement, or the date access to the software is provided to the customer, provided all other revenue recognition criteria have been met. Fees for professional services that are contingent upon future performance are recognized ratably over the remaining subscription term once the performance milestones have been met. Alternatively, when services have standalone value to the customer, licenses and related services are considered separate units of accounting. For separate units of accounting, services are recognized as the services are performed and delivered to the customer and licenses are recognized over the term of the subscription arrangement, beginning with the later of the start date specified in the subscription agreement, or the date access to the software is provided to the customer, provided all other revenue recognition criteria have been met.

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

Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from our software and services described above. For multi-year subscription agreements, we generally invoice our customers in annual installments. Accordingly, the deferred revenue balance does not represent the total contract value of these multi-year subscription agreements. Our services, such as implementation, are generally sold in conjunction with subscription agreements. These services are recognized ratably over the remaining term of the subscription agreement once any contingent performance milestones have been satisfied. The portion of deferred revenue that we anticipate will be recognized after the succeeding 12-month period is recorded as non-current deferred revenue and the remaining portion is recorded as current deferred revenue.

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

We estimate our expected stock volatility based on the historical volatility of our publicly-traded stock price. Prior to the second half of 2013, because there was not a public market for our common stock from July 2004 until September 2010, we lacked company-specific historical and implied volatility information. Therefore, we estimated our expected stock volatility based on that of publicly-traded peer companies. We do not have information available that is indicative of future exercise and post-vesting behavior to estimate the expected term. Therefore, the expected term used in our estimated fair value calculation represents the average time that options that vest are expected to be outstanding based on the mid-point between the vesting date and the end of the contractual term of the award. We have not paid dividends and do not anticipate paying dividends in the foreseeable future and, accordingly, use an expected dividend yield of zero. The risk-free interest rate is based on the rate of U.S. Treasury securities with maturities consistent with the estimated expected term of the awards. Pre-vesting forfeiture rates are estimated based on our historical forfeiture data.

The assumptions used in calculating the fair value of common stock options granted in 2011, 2012 and 2013 are set forth below:

	2011	2012	2013
Estimated dividend yield	0%	0%	0%
Expected stock price volatility	80.0 – 90.0%	60.0 – 80.0%	46.4 – 55.0%
Weighted-average risk-free interest rate	1.1% – 2.7%	0.8% – 1.5%	0.9% – 2.0%
Expected life of award (in years)	6.25	6.25	6.25

The assumptions used in calculating the fair value of stock purchase rights granted under the Employee Stock Purchase Plan in 2013 are set forth below:

	2012	2013
Estimated dividend yield	0%	0%
Expected stock price volatility	57.3%	46.7 – 52.2%
Weighted-average risk-free interest rate	0.13% – 0.17%	0.07% – 0.11%
Expected life of award (in years)	0.5 – 1.0	0.5

The following table summarizes by grant date the number of stock options granted from January 1, 2011 through December 31, 2013, the per share exercise price of options and the fair value per option on each grant date:

Grant Date	Number of Shares Subject to Options Granted	Per Share Exercise Price of Option(1)	Fair Value per Option(2)
January 1 – March 31, 2011	418,524	$12.91 – 16.02	$9.78 – 12.17
April 1 – June 30, 2011	285,000	$14.02 – 17.50	$10.66 – 13.24
July 1 – September 30, 2011	101,500	$12.61 – 17.15	$8.76 – 12.03
November 1 – December 31, 2011	30,000	$12.13 – 15.46	$8.41 – 10.74
January 1 – March 31, 2012	447,450	$14.26 – 15.39	$9.01 – 9.72
April 1 – June 30, 2012	47,500	$14.37 – 17.73	$8.06 – 9.93
July 1 – September 30, 2012	41,500	$16.93 – 18.10	$9.48 – 10.13
October 1 – December 31, 2012	13,500	$14.43 – 17.41	$8.08 – 9.75
January 1 – March 31, 2013	355,313	$16.30 – 21.89	$8.57 – 11.49
April 1 – June 30, 2013	287,000	$22.82 – 24.38	$11.44 – 12.28
July 1 – September 30, 2013	91,000	$20.03 – 22.46	$9.44 – 10.70
October 1 – December 31, 2013	65,000	$23.50 – 29.14	$11.08 – 13.77
(1)	The per share exercise price of option represents the closing sale price of our common stock on the date of grant.
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

As part of our stock incentive plan, we issued restricted stock units to certain employees and our non-employee directors during 2012 and 2013. Restricted stock units differ from restricted stock awards in that restricted stock units represent the right to receive shares of common stock once such shares are vested and issuable in accordance with the terms of the restricted stock units. Once issued, such shares are not subject to further restrictions. The following table summarizes by grant date the number of shares of restricted stock granted from January 1, 2012 through December 31, 2013, and the fair value per restricted stock unit on each grant date:

Grant Date	Number of Restricted Stock Units Granted	Fair Value(s) per Unit(1)
April 25, 2012	18,640	$15.02
July 31, 2012	8,895	$17.02
February 6, 2013	41,326	$16.30
April 24, 2013	12,040	$23.25
(1)	The fair value per unit represents the closing sale price of our common stock on the date of grant.

Determination of the Fair Value of Our Common Stock.  Following our initial public offering on September 24, 2010, all stock option grants were granted with an exercise price equal to the closing price of our common stock on the NASDAQ Global Market on the date of grant. The fair value of restricted stock unit grants is equal to the closing price of our common stock on the NASDAQ Global Market on the date of grant.

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

Software Development Costs. We incur certain costs associated with the development of our cloud-based solutions, which are accounted for as internal-use software. Certain qualifying costs incurred during the application development phase are capitalized and amortized to expense over the estimated useful life of the related applications, which is generally three years.

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

However, if the carrying amount of the reporting unit exceeds its fair value, the second step is performed to determine if goodwill is impaired and to measure the amount of impairment loss to recognize, if any. The second step compares the implied fair value of goodwill with the carrying amount of goodwill. If the implied fair value of goodwill exceeds the carrying amount, then goodwill is not considered impaired. However, if the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The fair value of the reporting unit is allocated to all the assets and liabilities, including any previously unrecognized intangible assets, as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. We performed our annual assessment on December 31, 2013. The estimated fair value of our reporting unit exceeded its carrying amount, including goodwill, and as such, no goodwill impairment was recorded.

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

Results of Operations

The following table sets forth, for the periods indicated, our results of operations:

	Year Ended December 31,
	2011	2012	2013
	(In thousands)
Revenues	$53,438	$66,465	$90,231
Cost of revenues	13,340	20,270	27,411
Gross profit	40,098	46,195	62,820
Operating expenses:
Research and development	11,233	17,188	28,267
Sales and marketing	14,282	17,907	24,261
General and administrative	8,403	10,918	13,033
Amortization of intangible assets	864	1,268	2,382
Total operating expenses	34,782	47,281	67,943
Income (loss) from operations	5,316	(1,086)	(5,123)
Interest and other income, net	298	13	13
Income (loss) before income taxes	5,614	(1,073)	(5,110)
Income tax expense (benefit)	(2,780)	(103)	376
Net income (loss)	$2,834	$(1,176)	$(4,734)

The following table sets forth, for the periods indicated, our results of operations expressed as a percentage of revenues:

	Year Ended December 31,
	2011	2012	2013
Revenues	100%	100%	100%
Cost of revenues	25	31	30
Gross profit	75	69	70
Operating expenses:
Research and development	21	26	31
Sales and marketing	27	27	27
General and administrative	16	16	14
Amortization of intangible assets	1	2	3
Total operating expenses	65	71	75
Income (loss) from operations	10	(2)	(5)
Interest and other income, net	—	—	—
Income (loss) before income taxes	10	(2)	(5)
Income tax expense (benefit)	(5)	—	—
Net income (loss)	5%	(2)%	(5)%

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenues. Revenues for 2013 were $90.2 million, an increase of $23.7 million, or 36%, over revenues of $66.5 million for 2012. The increase in revenues resulted primarily from an increase in the number of customers from 428 as of December 31, 2012 to 534 as of December 31, 2013 (excluding customers that spend less than $10,000 per year with us) recognition of a full year’s revenues for the new customers added in 2012, as well as revenue relating to customers acquired as a result of our acquisition of CombineNet in August 2013. We have increased our customer count through our continued efforts to enhance brand awareness, our sales and marketing efforts and our acquisitions.

Cost of Revenues. Cost of revenues in 2013 was $27.4 million, an increase of $7.1 million, or 35%, over cost of revenues of $20.3 million in 2012. As a percentage of revenues, cost of revenues decreased to 30% in 2013 from 31% in 2012. The increase in dollar amount primarily resulted from a $3.6 million increase in employee-related costs attributable primarily to personnel gained through our acquisitions, as well as our additional and existing implementation services, supplier enablement services, customer support and client partner personnel, a $0.9 million increase in amortization of capitalized software development costs, a $1.0 million increase in amortization of acquired software due to our acquisitions of CombineNet, Spend Radar and Upside, a $0.2 million increase in stock-based compensation expense, a $0.5 million increase in allocated overhead due to increases in leased square footage of office space and increased depreciation associated with acquired and purchased property and equipment, an increase of $0.6 million in hosting costs required to support our growing business, and a $0.3 million increase in other spend. We had 202 full-time employee equivalents in our implementation services, supplier enablement services, customer support and client partner organizations at December 31, 2013, of which 20 were added as part of our CombineNet acquisition, compared to 195 full-time employee equivalents at December 31, 2012.

Research and Development Expenses. Research and development expenses for 2013 were $28.3 million, an increase of $11.1 million, or 65%, from research and development expenses of $17.2 million in 2012. As a percentage of revenues, research and development expenses increased to 31% in 2013 from 26% in 2012. The increase in dollar amount was primarily due to a $9.1 million net increase in employee-related costs attributable primarily to personnel gained through our acquisitions, as well as our additional and existing research and development personnel, which employee-related costs were offset by increases in capitalized software development costs, a $0.5 million increase in stock-based compensation expense, a $0.6 million increase in maintenance and hardware costs required to support our growing business, a $0.7 million increase in allocated overhead due to increases in leased square footage of office space and increased depreciation associated with acquired and purchased property and equipment, and a $0.2 million increase in other research and development spend. We had 211 full-time employee equivalents in our research and development organization at December 31, 2013, of which 30 were added as part of our CombineNet acquisition, compared to 191 full-time employee equivalents at December 31, 2012.

Sales and Marketing Expenses. Sales and marketing expenses for 2013 were $24.3 million, an increase of $6.4 million, or 36%, over sales and marketing expenses of $17.9 million for 2012. As a percentage of revenues, sales and marketing expenses were 27% in 2013 and 2012. The increase in dollar amount is primarily due to an increase of $4.7 million in employee-related costs attributable primarily to personnel gained through our acquisitions, as well as our additional and existing sales and marketing personnel, a $0.5 million increase in stock-based compensation expense, an increase of $0.5 million in amortized commission expense, and a $0.6 million increase in other sales and marketing spend. We had 99 full-time employee equivalents in our sales and marketing organization at December 31, 2013, of which 24 were added as part of our CombineNet acquisition, compared to 70 full-time employee equivalents at December 31, 2012.

General and Administrative Expenses. General and administrative expenses for 2013 were $13.0 million, an increase of $2.1 million, or 19%, from general and administrative expenses of $10.9 million for 2012. As a percentage of revenues, general and administrative expenses decreased to 14% in 2013 from 16% in 2012. The increase in dollar amount was primarily due to a $0.9 million increase in employee-related costs attributable primarily to our additional and existing general and administrative personnel, as well as personnel gained through our acquisitions, a $0.6 million increase in stock-based compensation expense, a $0.3 million increase in acquisition related costs attributable to our acquisition of CombineNet in August 2013, and a $0.3 million increase in other general and administrative spend required to support our growing business. We had 26 full-time employee equivalents in our general and administrative organization at December 31, 2013, of which 5 were added as part of our CombineNet acquisition, compared to 23 full-time employee equivalents at December 31, 2012.

Amortization of Intangible Assets. Amortization of intangible assets for 2013 was $2.4 million, an increase of $1.1 million, or 85% over amortization of intangible assets of $1.3 million for 2012. As a percentage of revenues, amortization of intangible assets increased to 3% in 2013 from 2% in 2012. The increase in dollar amount was due to amortization attributable to intangible assets acquired in connection with our CombineNet acquisition in August 2013 and a full year of amortization attributable to intangible assets acquired in connection with our acquisitions of Spend Radar and Upside in October 2012 and August 2012, respectively.

Loss from Operations. Loss from operations for 2013 was $5.1 million, an increase of $4.0 million, or 364%, from loss from operations of $1.1 million for 2012. As a percentage of revenues, loss from operations increased to (5)% in 2013 from (2)% in 2012. The increase in dollar amount was primarily the result of the increase in revenues, partially offset by our planned increases in sales and development expenses required to grow and support our additional revenues, as well as the expected dilutive impact of the current year operations of our Spend Radar and Upside acquisitions.

Income Tax Benefit (Expense). Income tax benefit for the year ended December 31, 2013 was $0.4 million compared to income tax expense of $(0.1) million for the year ended December 31, 2012. Our effective tax rate of 7% for the year ended December 31, 2013 was primarily the result of a state deferred tax rate change, which was treated as a discrete item, and additional state valuation allowances due to losses that are projected to expire before we are able to utilize them..

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenues. Revenues for 2012 were $66.5 million, an increase of $13.1 million, or 25%, over revenues of $53.4 million for 2011. The increase in revenues resulted primarily from an increase in the number of customers from 311 as of December 31, 2011 to 428 as of December 31, 2012, excluding customers that spend less than $10,000 per year with us, recognition of a full year’s revenues for the new customers added in 2011, as well as revenue relating to customers acquired as a result of our acquisitions of Spend Radar and

Upside in October 2012 and August 2012, respectively. We have increased our customer count through our continued efforts to enhance brand awareness, our sales and marketing efforts and our acquisitions.

Cost of Revenues. Cost of revenues in 2012 was $20.3 million, an increase of $7.0 million, or 53%, over cost of revenues of $13.3 million in 2011. As a percentage of revenues, cost of revenues increased to 31% in 2012 from 25% in 2011. The increase in dollar amount primarily resulted from a $4.6 million increase in employee-related costs attributable primarily to personnel gained through our acquisitions, as well as our additional and existing implementation services, supplier enablement services, customer support and client partner personnel, a $0.5 million increase in amortization of capitalized software development costs, a $0.4 million increase in amortization of acquired software due to our acquisitions of Spend Radar and Upside, a $0.7 million increase in allocated overhead due to increases in leased square footage of office space and increased depreciation associated with acquired and purchased property and equipment, an increase of $0.2 million in travel expenditures, and a $0.6 million increase in other spend. We had 195 full-time employee equivalents in our implementation services, supplier enablement services, customer support and client partner organizations at December 31, 2012, of which 81 were added as part of our 2012 acquisitions, compared to 116 full-time employee equivalents at December 31, 2011.

Research and Development Expenses. Research and development expenses for 2012 were $17.2 million, an increase of $6.0 million, or 54%, from research and development expenses of $11.2 million in 2011. As a percentage of revenues, research and development expenses increased to 26% in 2012 from 21% in 2011. The increase in dollar amount was primarily due to a $4.6 million net increase in employee-related costs attributable primarily to personnel gained through our acquisitions, as well as our additional and existing research and development personnel, which employee-related costs were offset by increases in capitalized software development costs, a $0.2 million increase in stock-based compensation expense, a $0.3 million increase in maintenance and hardware costs required to support our growing business, a $0.6 million increase in allocated overhead due to increases in leased square footage of office space and increased depreciation associated with acquired and purchased property and equipment, and a $0.3 million increase in other spend. We had 191 full-time employee equivalents in our research and development organization at December 31, 2012, of which 68 were added as part of our 2012 acquisitions, compared to 78 full-time employee equivalents at December 31, 2011.

Sales and Marketing Expenses. Sales and marketing expenses for 2012 were $17.9 million, an increase of $3.6 million, or 25%, over sales and marketing expenses of $14.3 million for 2011. As a percentage of revenues, sales and marketing expenses were 27% in 2012 and 2011. The increase in dollar amount is primarily due to an increase of $2.0 million in employee-related costs attributable primarily to personnel gained through our acquisitions, as well as our additional and existing sales and marketing personnel, a $0.4 million increase in stock-based compensation expense, an increase of $0.4 million in amortized commission expense, a $0.2 million increase in trade show and user conference related costs, a $0.2 million increase in allocated overhead due to increases in leased square footage of office space and increased depreciation associated with acquired and purchased property and equipment, and a $0.4 million increase in other spend. We had 70 full-time employee equivalents in our sales and marketing organization at December 31, 2012, of which 15 were added as part of our 2012 acquisitions, compared to 53 full-time employee equivalents at December 31, 2011.

General and Administrative Expenses. General and administrative expenses for 2012 were $10.9 million, an increase of $2.5 million, or 30%, from general and administrative expenses of $8.4 million for 2011. As a percentage of revenues, general and administrative expenses were 16% in 2012 and 2011. The increase in dollar amount was primarily due to a $0.4 million increase in employee-related costs attributable primarily to our additional and existing general and administrative personnel, as well as personnel gained through our acquisitions, a $0.7 million increase in stock-based compensation expense, a $0.2 million increase in acquisition related costs attributable to our acquisitions of Spend Radar and Upside in October 2012 and August 2012, respectively, a $0.2 million increase in travel expenditures, a $0.1 million increase in public company costs, a $0.1 million increase in allocated overhead due to increases in leased square footage of office space and increased depreciation associated with acquired and purchased property and equipment, and a $0.8 million increase in other spend required to support our growing business. We had 23 full-time employee equivalents in our general and administrative organization at December 31, 2012, of which 2 were added as part of our 2012 acquisitions, compared to 18 full-time employee equivalents at December 31, 2011.

Amortization of Intangible Assets. Amortization of intangible assets for 2012 was $1.3 million, an increase of $0.4 million, or 44% over amortization of intangible assets of $0.9 million for 2011. As a percentage of revenues, amortization of intangible assets increased to 2% in 2012 from 1% in 2011. The increase in dollar amount was due to amortization attributable to intangible assets acquired in connection with our Spend Radar and Upside acquisitions in October 2012 and August 2012, respectively.

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

Liquidity

Net Cash Flows from Operating Activities

Net cash provided by operating activities was $18.0 million during 2013, $20.4 million during 2012 and $17.4 million during 2011. The amount of our net cash provided by operating activities is primarily a result of the timing of cash payments from our customers, offset by the timing of our primary cash expenditures, which are employee salaries. The cash payments from our customers will fluctuate as our new business sales normally fluctuate quarterly, primarily due to the timing of client budget cycles, with the second and fourth quarters of each year generally having the most sales and the first and third quarters generally having fewer sales. The cash payments from customers are typically due annually on the anniversary date of the initial contract. The cash payments from customers were approximately $98 million during 2013, $79 million during 2012 and $60 million during 2011. The cash payments to employees are typically ratable throughout the fiscal year, with the exception of annual incentive payments, which occur in the first quarter. The cash expenditures for employee salaries, including incentive payments, were approximately $52 million during 2013, $38 million during 2012 and $29 million during 2011.

For 2013, net cash provided by operating activities of $18.0 million was primarily the result of $4.7 million of net loss plus $6.9 million of stock-based compensation and $8.0 million of depreciation and amortization, a $4.1 million increase in deferred revenues, a $4.2 million increase in accrued liabilities and a $2.5 million decrease in accounts receivable, less a $1.5 million increase in prepaid expenses, a $0.4 million increase in deferred taxes and a $1.2 million decrease in accounts payable.

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

Our deferred revenues were $70.8 million at December 31, 2013 and $62.5 million at December 31, 2012. The increase in deferred revenues reflects growth in the total number of customers. Customers are typically invoiced annually in advance for their annual subscription fee and the invoices are recorded in accounts receivable and deferred revenues, which deferred revenues are then recognized ratably over the term of the subscription agreement. With respect to implementation services fees, customers are invoiced as the services are performed, typically within the first three to eight months of contract execution, and the invoices are recorded in accounts receivable and deferred revenues, which are then recognized ratably over the remaining term of the subscription agreement once the performance milestones have been met. If our sales increase, we would expect our deferred revenues balance to increase.

As of December 31, 2013, we had net operating loss carryforwards of approximately $215.6 million available to reduce future federal taxable income. Use of these carryforwards is subject to significant limitations. In the future, we may fully utilize our available net operating loss carryforwards that are not subject to limitations and would begin making income tax payments at that time. In addition, the limitations on utilizing net operating loss carryforwards and other minimum state taxes may also increase our overall tax obligations. We expect that if we generate taxable income and/or we are not allowed to use net operating loss carryforwards for federal/state income tax purposes, our cash generated from operations will be adequate to meet our income tax obligations.

Net Cash Flows from Investing Activities

For the year ended December 31, 2013, net cash used in investing activities was $17.5 million, consisting of the acquisition of CombineNet, net of cash acquired, of $25.6 million, various capital expenditures of $2.9 million and capitalization of $3.7 million of software development costs, partially offset by the net maturities of $14.6 million of short-term investments. For the year ended December 31, 2012, net cash used in investing activities was $20.2 million, consisting of the acquisitions of Spend Radar and Upside, net of cash acquired, of $30.2 million, various capital expenditures of $1.8 million and capitalization of $3.1 million of software development costs, partially offset by the net maturities of $14.9 million of short-term investments. For the year ended December 31, 2011, net cash used in investing activities was $35.1 million, consisting of the acquisition of AECsoft, net of cash acquired, of $7.3 million, the net purchase of $24.7 million of short-term investments, various capital expenditures of $2.1 million and capitalization of $1.0 million of software development costs. In general, our capital expenditures are for our network infrastructure to support our increasing customer base and expected growth in new business and for internal use, such as equipment for our increasing employee headcount.

Net Cash Flows from Financing Activities

For the year ended December 31, 2013, net cash provided by financing activities was $3.0 million, consisting of proceeds from the exercise of common stock options of $2.1 million and proceeds from employee stock purchase plan activity of $0.9 million. For the year ended December 31, 2012, net cash provided by financing activities was $0.5 million, representing proceeds from the exercise of common stock options. For the year ended December 31, 2011, net cash provided by financing activities was $15.1 million, consisting primarily of $15.4 million in proceeds from our public offering net of underwriting discounts, offset by $0.4 million expenditures for public offering costs.

Line of Credit

On November 2, 2012, we established a $30 million revolving credit facility to cost effectively increase our liquidity, though we have no current plans to utilize it. The facility consists of a $20 million securities secured revolving credit facility and a $10 million receivables secured revolving credit facility and will be available for use until November 2, 2015. The securities secured facility and the receivables secured facility bear interest equal to the BBA LIBOR Daily Floating Rate plus 0.75% and the BBA LIBOR Daily Floating Rate plus 1.50%, respectively. We pay a quarterly fee equal to 0.10% on any unused funds under the facility. As of December 31, 2012 and 2013, we had $0 outstanding.

Off-Balance Sheet Arrangements

As of December 31, 2012 and 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space, we do not engage in off-balance sheet financing arrangements. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Capital Resources

Our future capital requirements may vary materially from those now planned and will depend on many factors, including the costs to develop and implement new products and services, the sales and marketing resources needed to further penetrate our targeted vertical markets as well as the broader commercial market and gain acceptance of new products we develop or acquire, the expansion of our operations in the United States and internationally and the response of competitors to our products and services. Historically, we have experienced increases in our expenditures consistent with the growth in our operations and personnel, and we anticipate that our expenditures will continue to increase as we grow our business. We expect our cost of revenues, research and development, sales and marketing, general and administrative and capital expenditures to increase in absolute dollars in the future. As a percentage of revenues, we expect cost of revenues and sales and marketing to remain relatively consistent and research and development, general and administrative and capital expenditures to decline in the future. In the future, we may also acquire complementary businesses, products or technologies. We have no formal agreements or commitments with respect to any acquisitions at this time.

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

Contractual and Commercial Commitment Summary

The following table summarizes our contractual obligations as of December 31, 2013. These contractual obligations require us to make future cash payments:

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Operating lease commitments	$25,086	$2,255	$7,148	$4,289	$11,394

Seasonality

Historically, our new business sales have fluctuated as a result of seasonal variations in our business, principally due to the timing of client budget cycles, with lower new sales in our first and third quarters than in the remainder of our year. Due in large part to the expansion of our product portfolio and market focus, however, we do not believe that we currently experience material seasonality with respect to new business sales. Our expenses have not and do not vary significantly as a result of these historical factors, but they do fluctuate on a quarterly basis due to varying timing of expenditures. Our cash flow from operations normally fluctuates quarterly due to the combination of the historical timing of new business sales and the payment of annual bonuses. Since annual subscription fees are typically due on each anniversary of contract signing, the amount of cash payments for annual subscription fees typically fluctuates on a quarterly basis based on the historical levels of new business sales in that quarter.  Due to lower historical sales levels in our first quarter, combined with the payment of annual bonuses from the prior year in our first quarter, our cash flow from operations is lowest in our first quarter. Due to the timing of client budget cycles, our cash flow from operations is lower in our second quarter as compared to our third and fourth quarters. In addition, deferred revenues can vary on a seasonal basis for the same reasons. These seasonal patterns for cash flow and deferred revenues may lessen or otherwise change in the future as the impact of our historical seasonality of new business sales lessens over time.

Recent Accounting Pronouncements

In July 2013, the FASB issued a revised accounting standard, which clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This standard is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Retrospective application is permitted. We will adopt this standard in the first quarter of 2014 and do not expect the adoption to have a material impact on our financial statements.

In July 2012, the FASB issued a revised accounting standard, which is intended to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. Specifically, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that fair value of an intangible asset is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. This standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. We adopted this guidance on January 1, 2013. The adoption of this guidance did not have a material impact on our financial position, results of operations, or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We bill and receive payments from our customers predominately in U.S. dollars as well as make payments predominately in U.S. dollars. With the acquisition of Upside, the amount of payments received in Canadian dollars has increased slightly while remaining an immaterial portion of total payments received, but the amount of payments made in Canadian dollars, primarily payroll, is a material portion of our total payments made. Given our limited exposure to foreign currencies, the relative stability of currency exchange rates between the U.S. dollar and the Canadian dollar and our ability to monitor a single exchange rate, we believe that our results of operations and cash flows are not materially subject to fluctuations due to changes in foreign currency exchange rates. If we further grow sales of our solution outside the United States or establish other material operations outside the United States, we may become subject to greater risks with respect to changes in currency exchange rates.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended, an evaluation as of December 31, 2013 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2013, were effective for the purposes stated above.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CombineNet has been excluded from management’s assessment of internal control over financial reporting as of December 31, 2013 because it was acquired on August 30, 2013. CombineNet’s total assets and total revenues represent approximately 6% and 5%, respectively, of the consolidated financial statement amounts as of and for the year ended December 31, 2013.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2013.

Our independent registered public accounting firm has issued an auditors’ report on the effectiveness of our internal controls over financial reporting, which it included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
SciQuest, Inc.:

We have audited the internal control over financial reporting of SciQuest, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in the 1992 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of CombineNet, a wholly-owned subsidiary, whose financial statements reflect total assets and revenues constituting 6 and 5 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013. As indicated in Management’s Report, CombineNet was acquired on August 30, 2013. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of CombineNet.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control – Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2013, and our report dated February 21, 2014 expressed an unqualified opinion on those financial statements.

/S/ Grant Thornton LLP

Raleigh, North Carolina

February 21, 2014

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We will include the information required by this item in our definitive proxy statement for our 2014 annual meeting of stockholders, which we will file within 120 days after the end of the fiscal year covered by this Report. This information is incorporated in this Report by reference.

ITEM 11. EXECUTIVE COMPENSATION

We will include the information required by this item in our definitive proxy statement for our 2014 annual meeting of stockholders, which we will file within 120 days after the end of the fiscal year covered by this Report. This information is incorporated in this Report by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We will include the information required by this item in our definitive proxy statement for our 2014 annual meeting of stockholders, which we will file within 120 days after the end of the fiscal year covered by this Report. This information is incorporated in this Report by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We will include the information required by this item in our definitive proxy statement for our 2014 annual meeting of stockholders, which we will file within 120 days after the end of the fiscal year covered by this Report. This information is incorporated in this Report by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

We will include the information required by this item in our definitive proxy statement for our 2014 annual meeting of stockholders, which we will file within 120 days after the end of the fiscal year covered by this Report. This information is incorporated in this Report by reference.

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

10.1	SciQuest, Inc. 2004 Stock Incentive Plan+ (incorporated herein by reference to Exhibit 10.1 to Form S-1 Registration Statement, filed March 26, 2010)
10.2	Amendment No. 2 to SciQuest, Inc. 2004 Stock Incentive Plan+ (incorporated herein by reference to Exhibit 10.2 to Form S-1 Registration Statement, filed March 26, 2010)
10.3	Amendment No. 3 to SciQuest, Inc. 2004 Stock Incentive Plan+ (incorporated herein by reference to Exhibit 4.5 to Form S-8 Registration Statement, filed November 5, 2010)
10.4	Amendment No. 4 to SciQuest, Inc. 2004 Stock Incentive Plan+ (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 26, 2012)
10.5	Form of Stock Option Grant Certificate under the SciQuest, Inc. 2004 Stock Incentive Plan+ (incorporated herein by reference to Exhibit 10.3 to Form S-1 Registration Statement, filed March 26, 2010)
10.6

Form of Management Subscription Agreement under the SciQuest, Inc. 2004 Stock Incentive Plan+ (incorporated herein by reference to Exhibit 10.4 to Form S-1 Registration Statement, filed March 26, 2010)

10.7	SciQuest, Inc. 2013 Stock Incentive Plan+ (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 26, 2013)
10.8

Form of Stock Option Grant Certificate under the SciQuest, Inc. 2013 Stock Incentive Plan+ (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed April 26, 2013)

10.9

Form of Restricted Stock Unit Agreement (Non-Employee Directors) under the SciQuest, Inc. 2013 Stock Incentive Plan+ (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed April 26, 2013)

10.10

Form of Restricted Stock Unit Agreement (Employees) under the SciQuest, Inc. 2013 Stock Incentive Plan+ (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed April 26, 2013)

10.11	SciQuest, Inc. Employee Stock Purchase Plan+ (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed May 29, 2012)
10.12	SciQuest, Inc. Change of Control Severance Plan+ (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 29, 2012)
10.13

Employment Agreement by and between SciQuest, Inc. and Stephen J. Wiehe, dated February 5, 2002+ (incorporated herein by reference to Exhibit 10.7 to Form S-1 Registration Statement, filed March 26, 2010)

Exhibit Number	Description
10.14	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.13 to Amendment No. 1 to Form S-1 Registration Statement, filed May 11, 2010)
10.15

Office Lease by and between SciQuest, Inc. and Duke Realty Limited Partnership, dated May 17, 2005 (incorporated herein by reference to Exhibit 10.14 to Form S-1 Registration Statement, filed March 26, 2010)

10.16

First Amendment to Office Lease by and between SciQuest, Inc. and Duke Realty Limited Partnership, dated February 21, 2008 (incorporated herein by reference to Exhibit 10.15 to Form S-1 Registration Statement, filed March 26, 2010)

10.17

Second Amendment to Office Lease by and between SciQuest, Inc. and Duke Realty Limited Partnership, dated February 27, 2008 (incorporated herein by reference to Exhibit 10.16 to Form S-1 Registration Statement, filed March 26, 2010)

10.18

Assignment of Lease by and between SciQuest, Inc. and Kroy Building Products, Inc., dated February 11, 2008 (incorporated herein by reference to Exhibit 10.17 to Form S-1 Registration Statement, filed March 26, 2010)

10.19

Office Lease by and between Duke Realty Limited Partnership and Kroy Building Products, Inc., dated September 29, 2006 (incorporated herein by reference to Exhibit 10.18 to Form S-1 Registration Statement, filed March 26, 2010)

10.20

Second Amendment to Office Lease by and between SciQuest, Inc. and Duke Realty Limited Partnership, dated February 21, 2008 (incorporated herein by reference to Exhibit 10.19 to Form S-1 Registration Statement, filed March 26, 2010)

10.21

Master Agreement for U.S. Availability Services between SunGard Availability Services LP and SciQuest, Inc. (incorporated herein by reference to Exhibit 10.20 to Amendment No. 1 to Form S-1 Registration Statement, filed May 11, 2010)

10.22

Third Amendment to Office Lease, dated as of October 28, 2010, by and between Duke Realty Limited Partnership and the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 2, 2010)

10.23

Third Amendment to Office Lease, dated as of October 28, 2010, by and between Duke Realty Limited Partnership and the Company, as successor in interest to Kroy Building Products, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed November 2, 2010)

10.24

Fourth Amendment to Office Lease, dated as of June 6, 2011, by and between Duke Realty Limited Partnership and the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 8, 2011)

10.25

Fifth Amendment to Office Lease, dated as of October 10, 2011, by and between Duke Realty Limited Partnership and the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed October 13, 2011)

10.26

Office Lease, dated as of July 7, 2013, by and between Duke Realty Limited Partnership and the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 10, 2013)

10.27

Stock Purchase Agreement, dated December 21, 2010, by and among SciQuest, Inc., Tom (Yitao) Ren, Ying (Lily) Xiong, John Paul Gutierrez and Ronald Dressin (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 22, 2010)

10.28

Letter Agreement, dated as of October 25, 2011, by and among Tom (Yitao) Ren, Ying (Lily) Xiong and the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed October 31, 2011)

10.29

Asset Purchase Agreement, dated September 27, 2012, by and among SciQuest, Inc., Spend Radar LLC, Brian Daniels and Rodney True (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed October 1, 2012)

10.30

Merger Agreement, dated August 30, 2013, by and among SciQuest, Inc., Liberty Subsidiary Corp., Liberty Second Sub, Inc., CombineNet, Inc. and CombineNet Holdings, LLC, as Stockholders’ Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed September 5, 2013)

Exhibit Number	Description
10.31

Escrow Agreement, dated August 30, 2013, by and among SciQuest, Inc., CombineNet Holdings, LLC and SunTrust Bank, N.A. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed September 5, 2013)

10.32

Credit Agreement, dated November 2, 2012, by and among SciQuest, Inc., AECsoft USA, Inc. and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 8, 2012)

10.33

Security and Pledge Agreement, dated November 2, 2012, by and among SciQuest, Inc., AECsoft USA, Inc. and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed November 8, 2012)

21.1*	List of Subsidiaries
23.1*	Consent of Ernst & Young LLP
23.2*	Consent of Grant Thornton LLP
31.1*	Rule 13a-14(a)/15d-14(a) Certification, executed by Stephen J. Wiehe, President, Chief Executive Officer and Director of the Company
31.2*	Rule 13a-14(a)/15d-14(a) Certification, executed by Rudy C. Howard, Chief Financial Officer of the Company
32.1*	Section 1350 Certification, executed by Stephen J. Wiehe, President, Chief Executive Officer and Director of the Company
32.2*	Section 1350 Certification, executed by Rudy C. Howard, Chief Financial Officer of the Company
101	Interactive Data Files pursuant to Rule 405 of Regulation S-T (XBRL)

*	Documents filed herewith.
+	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(c) of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SCIQUEST, INC.
Date: February 21, 2014	By:	/s/ Stephen J. Wiehe
Stephen J. Wiehe
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Stephen J. Wiehe Stephen J. Wiehe	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 21, 2014
/s/ Rudy C. Howard Rudy C. Howard	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 21, 2014
/s/ Jeffrey T. Barber Jeffrey T. Barber	Director	February 21, 2014
/s/ Timothy J. Buckley Timothy J. Buckley	Director	February 21, 2014
/s/ Daniel F. Gillis Daniel F. Gillis	Director	February 21, 2014
/s/ L. Steven Nelson L. Steven Nelson	Director	February 21, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
SciQuest, Inc.:

We have audited the accompanying consolidated balance sheet of SciQuest, Inc. (a Delaware corporation) and subsidiaries (the Company) as of December 31, 2013, and the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SciQuest, Inc. and subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for the year ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 21, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Grant Thornton LLP

Raleigh, North Carolina

February 21, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of SciQuest, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of SciQuest, Inc. and subsidiaries as of December 31, 2012, and the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SciQuest, Inc. and subsidiaries at December 31, 2012, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Raleigh, North Carolina

March 8, 2013

SciQuest, Inc.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	As of December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$19,117	$15,606
Short-term investments	15,105	29,740
Accounts receivable, net	12,987	12,916
Prepaid expenses and other current assets	3,268	1,434
Deferred tax asset	290	77
Total current assets	50,767	59,773
Property and equipment, net	10,028	7,093
Goodwill	65,280	37,295
Intangible assets, net	29,490	16,346
Deferred project costs	6,701	6,962
Deferred tax asset, less current portion	10,885	12,682
Other	294	173
Total assets	$173,445	$140,324
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$741	$1,864
Accrued liabilities	13,765	8,771
Deferred revenues	57,417	47,821
Total current liabilities	71,923	58,456
Deferred revenues, less current portion	13,343	14,640
Commitments and contingencies
Stockholders’ Equity
Common stock, $0.001 par value; 50,000 shares authorized; 23,811 and 22,525 shares issued and outstanding as of December 31, 2013 and 2012, respectively	24	23
Additional paid-in capital	108,864	81,894
Accumulated other comprehensive loss	(1,401)	(115)
Accumulated deficit	(19,308)	(14,574)
Total stockholders’ equity	88,179	67,228
Total liabilities and stockholders’ equity	$173,445	$140,324

The accompanying notes are an integral part of consolidated the financial statements.

SciQuest, Inc.

Consolidated Statements of Operations and Comprehensive (Loss) Income

(in thousands, except per share amounts)

	Years Ended December 31,
	2013	2012	2011
Revenues	$90,231	$66,465	$53,438
Cost of revenues	27,411	20,270	13,340
Gross profit	62,820	46,195	40,098
Operating expenses:
Research and development	28,267	17,188	11,233
Sales and marketing	24,261	17,907	14,282
General and administrative	13,033	10,918	8,403
Amortization of intangible assets	2,382	1,268	864
Total operating expenses	67,943	47,281	34,782
(Loss) income from operations	(5,123)	(1,086)	5,316
Other income (expense):
Interest income	61	95	91
Other income (expense), net	(48)	(82)	207
Total other income, net	13	13	298
(Loss) income before income taxes	(5,110)	(1,073)	5,614
Income tax benefit (expense)	376	(103)	(2,780)
Net (loss) income	(4,734)	(1,176)	2,834
Other comprehensive (loss) income:
Foreign currency translation adjustments	(1,286)	(115)	—
Comprehensive (loss) income	$(6,020)	$(1,291)	$2,834
Net (loss) income per share:
Basic	$(0.20)	$(0.05)	$0.13
Diluted	$(0.20)	$(0.05)	$0.13
Weighted average shares outstanding used in computing per share amounts:
Basic	23,044	22,285	21,673
Diluted	23,044	22,285	22,241

The accompanying notes are an integral part of the consolidated financial statements.

SciQuest, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common Stock		Additional Paid-In	Notes Receivable from	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Stockholders	Loss	Deficit	Equity
Balance as of December 31, 2010	20,532	$20	$50,462	$(15)	$—	$(16,232)	$34,235
Proceeds from public offering, net of underwriting discounts and offering costs	1,150	1	14,996	—	—	—	14,997
Issuance of stock in connection with stock option exercises	146	1	165	—	—	—	166
Issuance of stock in connection with business acquisition	307	—	4,539	—	—	—	4,539
Repurchase of restricted stock	(28)	—	(28)	—	—	—	(28)
Exercise of warrants	26	—	—	—	—	—	—
Payments on notes receivable from stockholders	—	—	—	15	—	—	15
Stock-based compensation	—	—	3,949	—	—	—	3,949
Net income	—	—	—	—	—	2,834	2,834
Balance as of December 31, 2011	22,133	22	74,083	—	—	(13,398)	60,707
Issuance of stock in connection with stock option exercises	157	1	527	—	—	—	528
Issuance of stock in connection with business acquisitions	235	—	2,087	—	—	—	2,087
Stock-based compensation	—	—	5,197	—	—	—	5,197
Foreign currency translation adjustments	—	—	—		(115)	—	(115)
Net loss	—	—	—	—	—	(1,176)	(1,176)
Balance as of December 31, 2012	22,525	23	81,894	—	(115)	(14,574)	67,228
Issuance of stock in connection with stock option exercises	241	—	2,103	—	—	—	2,103
Issuance of stock in connection with employee stock purchase plan	57	—	843	—	—	—	843
Issuance of stock pursuant to vesting of restricted stock units	13	—	—	—	—	—	—
Issuance of stock in connection with business acquisitions	977	1	17,092	—	—	—	17,093
Repurchase of restricted stock	(2)	—	—	—	—	—	—
Stock-based compensation	—	—	6,932	—	—	—	6,932
Foreign currency translation adjustments	—	—	—		(1,286)	—	(1,286)
Net loss	—	—	—	—	—	(4,734)	(4,734)
Balance as of December 31, 2013	23,811	$24	$108,864	$—	$(1,401)	$(19,308)	$88,179

The accompanying notes are an integral part of the consolidated financial statements.

SciQuest, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities
Net (loss) income	$(4,734)	$(1,176)	$2,834
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	7,963	4,281	2,142
Stock-based compensation expense	6,932	5,197	3,949
Deferred taxes	(443)	(55)	2,481
Loss from disposal of property and equipment	—	38	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	2,497	556	(3,515)
Prepaid expenses and other current assets	(1,510)	(145)	456
Deferred project costs and other assets	290	(1)	(1,263)
Accounts payable	(1,214)	1,764	51
Accrued liabilities	4,170	1,995	1,221
Deferred revenues	4,067	7,926	9,051
Net cash provided by operating activities	18,018	20,380	17,407
Cash flows from investing activities
Business acquisitions, net of cash acquired	(25,592)	(30,188)	(7,346)
Addition of capitalized software development costs	(3,654)	(3,113)	(1,004)
Purchase of property and equipment	(2,873)	(1,825)	(2,058)
Purchase of available-for-sale short-term investments	(23,525)	(6,020)	(36,340)
Maturities of available-for-sale short-term investments	38,160	20,965	11,655
Net cash used in investing activities	(17,484)	(20,181)	(35,093)
Cash flows from financing activities
Proceeds from public offering, net of underwriting discount	—	—	15,405
Public offering costs	—	—	(408)
Repurchases of restricted stock	—	—	(28)
Collection of notes receivable from stockholders	—	—	15
Proceeds from exercise of common stock options	2,103	528	166
Proceeds from employee stock purchase plan activity	930	—	—
Net cash provided by financing activities	3,033	528	15,150
Effect of exchange rate change on cash and cash equivalents	(56)	(79)	—
Net increase (decrease) in cash and cash equivalents	3,511	648	(2,536)
Cash and cash equivalents at beginning of year	15,606	14,958	17,494
Cash and cash equivalents at end of year	$19,117	$15,606	$14,958
Supplemental disclosure of non-cash investing activities
Issuance of common stock in connection with acquisition	$17,093	$2,087	$4,539

The accompanying notes are an integral part of the consolidated financial statements.

SciQuest, Inc.

Notes to Consolidated Financial Statements

(in thousands, except per share amounts)

1. Description of Business

SciQuest, Inc. (the Company) provides leading cloud-based business automation solutions for spend management. The Company’s solutions include procurement solutions that automate the source-to-settle process, spend analysis solutions that cleanse and classify spend data to drive and measure cost savings, supplier management solutions that facilitate our customers’ interactions with their suppliers, contract lifecycle management solutions that automate the complete contract lifecycle from contract creation through maintenance and accounts payable solutions that automate the invoice processing and vendor payment processes. The Company’s solutions are designed to meet customer needs to reduce costs, simplify and improve visibility into key business processes, further strategic initiatives, enhance control over spending decisions and improve compliance and risk management. By simplifying and streamlining cumbersome, and often manual, processes and creating a comprehensive view of spending and compliance across the organization, organizations can identify and capitalize on opportunities to reduce costs by gaining control over suppliers, contracts, purchases and payments. The Company is headquartered in Cary, North Carolina.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

SciQuest, Inc.

Notes to Consolidated Financial Statements

(in thousands, except per share amounts)

Concentrations

As of December 31, 2013 and 2012, no individual customer comprised more than 10% of the accounts receivable balance. During each of the years ended December 31, 2013, 2012 and 2011, no individual customer comprised more than 10% of the Company’s revenues. During the years ended December 31, 2013, 2012 and 2011, approximately 89%, 93% and 95%, respectively, of the Company’s revenue was from sales transactions originating in the United States. As of December 31, 2013 and 2012, all of the Company’s long-lived assets were located in North America.

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

Short-Term Investments

Management determines the appropriate classification of investments at the time of purchase and evaluates such determination as of each balance sheet date. The Company’s investments were classified as available-for-sale securities and are stated at fair value at December 31, 2013 and 2012. Realized gains and losses are included in other income (expense) based on the specific identification method. There were no realized gains or losses for the years ended December 31, 2013, 2012 or 2011. Net unrealized gains and losses on available-for-sale securities are reported as a component of other comprehensive (loss) income, net of tax. As of December 31, 2013 and 2012, there were no unrealized gains or losses on available-for-sale securities. The Company regularly monitors and evaluates the fair value of its investments to identify other-than-temporary declines in value. Management believes no such declines in value existed at December 31, 2013 or 2012.

Accounts Receivable

The Company assesses the need for an allowance for doubtful accounts based on estimates of probable credit losses. This assessment is based on several factors including aging of customer accounts, known customer specific risks, historical experience and existing economic conditions. The Company generally does not require collateral for receivable balances. Accounts would be charged against the allowance after all means of collection were exhausted and recovery was considered remote. Based on management’s analysis of its outstanding accounts receivable, the Company recorded an allowance of $556 and $122 at December 31, 2013 and 2012, respectively.

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

SciQuest, Inc.

Notes to Consolidated Financial Statements

(in thousands, except per share amounts)

Goodwill

Goodwill represents the excess of the cost of an acquired entity over the net fair value of the identifiable assets acquired and liabilities assumed. Goodwill is not amortized, but rather is assessed for impairment at least annually. Additionally, the Company would also review the carrying value of goodwill whenever events or changes in circumstances indicated that its carrying amount may not be recoverable. The Company has concluded that it has one reporting unit for purposes of its annual goodwill impairment testing. To assess goodwill impairment, the first step is to identify if a potential impairment exists by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to have a potential impairment and the second step of the impairment test is not necessary. The Company performed its annual assessments on December 31, 2013 and 2012. The estimated fair value of the Company’s reporting unit exceeded its carrying amount, including goodwill, and as such, no goodwill impairment was recorded.

Long-Lived Assets

The Company evaluates the recoverability of its property and equipment and other long-lived assets, including acquired technology and customer relationships, when events change or circumstances indicate the carrying amount may not be recoverable. If such events or changes in circumstances are present, the undiscounted cash flow method is used to determine whether the asset is impaired. An impairment loss is recognized when, and to the extent, the net book value of such assets exceeds the fair value of the assets or the business to which the assets relate. Cash flows would include the estimated terminal value of the asset and exclude any interest charges. The discount rate utilized would be based on the Company’s best estimate of the related risks and return at the time the impairment assessment is made. There were no impairments of the Company’s long-lived assets during the years ended December 31, 2013 and 2012.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of costs, including salaries and sales commissions, of all personnel involved in the sales process. Sales and marketing expenses also include costs of advertising, trade shows, certain indirect costs and allocated fixed asset depreciation and facilities costs. Advertising costs are expensed as incurred. Advertising expenses totaled approximately $678, $522 and $435 for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Stock-based compensation costs are based on the fair value of the underlying option calculated using the Black-Scholes option-pricing model on the date of grant for stock options. Determining the appropriate fair value model and related assumptions requires judgment, including estimating stock price volatility, forfeiture rates and expected term. The Company uses the historical volatility of its stock price to calculate the expected volatility. Prior to the second half of 2013, the expected volatility rates were estimated based on the actual volatility of comparable public companies over the expected term. The expected term for the years ended December 31, 2013, 2012 and 2011, represents the average time that options that vest are expected to be outstanding based on the mid-point between the vesting date and the end of the contractual term of the award. The Company has not paid dividends and does not anticipate paying a cash dividend in the foreseeable future and, accordingly, uses an expected dividend yield of zero. The risk-free interest rate is based on the rate of U.S. Treasury securities with maturities consistent with the estimated expected term of the awards.

SciQuest, Inc.

Notes to Consolidated Financial Statements

(in thousands, except per share amounts)

Foreign Currency and Operations

The reporting currency for all periods presented is the U.S. dollar. The functional currency for the Company’s foreign subsidiaries is generally their local currency. The translation of each subsidiary’s financial statements into U.S. dollars is performed for assets and liabilities using exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period. The resulting translation adjustments are recognized in accumulated other comprehensive loss, a separate component of stockholders’ equity. Also included in accumulated other comprehensive loss is the foreign translation adjustment of $1,729 related to the intercompany balance with the Company’s Canadian subsidiary not expected to be settled in the foreseeable future. Realized foreign currency transaction gains and losses are included in other income (expense) in the consolidated statements of operations and comprehensive (loss) income.

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

The following summarizes the calculation of basic and diluted net (loss) income per share:

	Year Ended December 31,
	2013	2012	2011
Basic:
Net (loss) income	$(4,734)	$(1,176)	$2,834
Weighted average common shares, basic	23,044	22,285	21,673
Basic net (loss) income per share	$(0.20)	$(0.05)	$0.13
Diluted:
Net (loss) income	$(4,734)	$(1,176)	$2,834
Weighted average common shares, basic	23,044	22,285	21,673
Dilutive effect of:
Options to purchase common stock	—	—	455
Nonvested shares of restricted stock	—	—	113
Weighted average common shares, diluted	23,044	22,285	22,241
Diluted net (loss) income per share	$(0.20)	$(0.05)	$0.13

The following equity instruments have been excluded from diluted net (loss) income per common share as they would be anti-dilutive:

	Year Ended December 31,
	2013	2012	2011
Common stock options	77	276	280

For the years ended December 2013 and 2012, the Company incurred net losses and, therefore, the effect of the Company’s outstanding stock options, nonvested restricted stock and common stock issuable pursuant to the employee stock purchase plan was not included in the calculation of diluted net loss per share as the effect would be anti-dilutive. For the years ended December 31, 2013 and 2012, diluted net loss per share excluded the impact of 430 and 384 outstanding stock options, respectively, and 28 and 43 nonvested shares of restricted stock. For the year ended December 31, 2013, diluted net loss per share excluded the impact of 18 shares of common stock issuable pursuant to the employee stock purchase plan.

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

Recent Accounting Pronouncements

In July 2013, the FASB issued a revised accounting standard, which clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This standard is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Retrospective application is permitted. The Company will adopt this standard in the first quarter of 2014 and does not expect the adoption to have a material impact on its financial statements.

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

SciQuest, Inc.

Notes to Consolidated Financial Statements

(in thousands, except per share amounts)

The purchase price consisted of approximately $26,575 in cash and 820 shares of the Company’s common stock at a fair value of $17,055. The purchase price was subject to an adjustment based on the closing amount of working capital of CombineNet and accordingly as a result of this adjustment, the Company paid an additional $59 in cash and issued approximately 1 shares of common stock at a fair value of $38. The purchase price included $2,465 in cash and 76 shares of common stock that were deposited in escrow to satisfy potential indemnification claims. The Company incurred acquisition costs of approximately $431 during the year ended December 31, 2013, which are included in general and administrative expense in the consolidated statements of operations and comprehensive (loss) income. The acquisition was accounted for under the purchase method of accounting. The operating results of CombineNet are included in the accompanying consolidated financial statements from the date of acquisition.

The purchase consideration consisted of the following:

Cash	$26,634
Fair value of common stock	17,093
Total purchase consideration	43,727
Cash acquired	1,042
Net purchase consideration	$42,685

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

The allocation of the purchase price as of the acquisition date was as follows:

	Estimated Useful Life	Estimated Fair Value
Accounts receivable		$2,679
Prepaid expenses and other current assets		334
Property and equipment		464
Deferred project costs		121
Deferred tax assets		5,323
Other assets		30
Covenant not to compete	2 years	100
Trademarks	3 years	300
Acquired technology	7 years	4,100
Customer relationships	15 years	13,000
Goodwill		28,908
Accounts payable		(98)
Accrued expenses		(786)
Deferred tax liability		(7,350)
Deferred revenues		(4,440)
Total purchase consideration		$42,685

The measurement period for the acquisition purchase accounting was closed December 31, 2013.

The following unaudited pro forma consolidated results of operations for the years ended December 31, 2013 and 2012 assume that the CombineNet acquisition occurred at the beginning of 2012. The unaudited pro forma information combines the historical results for the Company with the historical results for CombineNet for the same period. The unaudited pro forma financial information includes amortization of acquired intangible assets of $2,228 and $2,355 for the years ended December 31, 2013 and 2012, respectively, and includes the fair value adjustment for deferred revenue of $2,366 and $1,202 for the years ended December 31, 2013 and 2012, respectively.

SciQuest, Inc.

Notes to Consolidated Financial Statements

(in thousands, except per share amounts)

The following unaudited pro forma information is not intended to be indicative of future operating results.

	Years Ended December 31,
	2013	2012
Pro forma revenue	$100,688	$77,662
Pro forma net loss	(3,536)	(1,723)
Pro forma net loss per share, basic	$(0.15)	$(0.07)
Pro forma net loss per share, diluted	$(0.15)	$(0.07)

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

The purchase price consisted of $8,000 in cash and 113 shares of the Company’s common stock at a fair value of $2,087. The purchase price included $1,200 in cash and 17 shares of common stock that were deposited in escrow to satisfy potential indemnification claims. The purchase agreement also contained an earnout provision for up to $6,000 in cash and 85 shares of the Company’s common stock based on the successful achievement of certain performance targets and continued employment with the Company from the closing date to December 31, 2013. The performance conditions for Q4 2012 and Q1 2013 were met and the Company paid $2,400 and issued 34 shares of common stock on April 29, 2013. Additionally, the performance conditions for Q2, Q3 and Q4 2013 were met and the Company paid $3,600 on January 31, 2014 and issued 51 shares of common stock on February 3, 2014. The cash earn-out is being recognized as compensation expense in the consolidated statement of operations and comprehensive (loss) income in the period in which it is earned. The fair value of the shares under the stock earn-out is being recognized as stock-based compensation expense in the consolidated statement of operations and comprehensive (loss) income over the requisite service period of the award. During the years ended December 31, 2013 and 2012, the Company recognized compensation expense of $4,800 and $1,200, respectively, and stock-based compensation expense of $1,252 and $300, respectively, related to this earn-out arrangement.

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

The purchase consideration consisted of the following:

Cash	$8,000
Fair value of common stock	2,087
Total purchase consideration	10,087
Cash acquired	259
Net purchase consideration	$9,828

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

The total purchase price of $13,795 consisted of $9,256 in cash and 351 shares of the Company’s common stock at a fair value of $4,539. The issuance of 25 of these shares, with an estimated fair value of $300, was subject to successful completion of certain performance targets under an earn-out arrangement with a former shareholder of AECsoft. Additionally, 300 shares of the Company’s common stock were issuable under an earn-out arrangement with the other former shareholders of AECsoft, upon the successful achievement of performance conditions over three fiscal years, including continued employment with the Company. The performance conditions for 2012 and 2011 were met in full, and the Company issued 122 shares of common stock on March 20, 2013 and April 14, 2012, respectively. The performance conditions for 2013 were met in full, and the Company issued 81 shares of common stock on February 5, 2014. The fair value of these shares is being recognized as stock-based compensation expense in the consolidated statement of operations and comprehensive (loss) income over the requisite service period of the award. During the years ended December 31, 2013, 2012 and 2011, the Company recognized stock-based compensation expense of $976, $1,466 and $1,466, respectively, related to this earn-out arrangement.

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

4. Cash Equivalents and Short-Term Investments

The components of cash equivalents and short-term investments at December 31, 2013 and 2012 are as follows:

	December 31, 2013		December 31, 2012
	Cost	Fair Market Value	Cost	Fair Market Value
Cash Equivalents:
Money market accounts	$5,349	$5,349	$3,108	$3,108
Short-term investments:
Variable rate demand notes	15,105	15,105	29,740	29,740
Total	$20,454	$20,454	$32,848	$32,848

There were no unrealized gains or losses as of December 31, 2013 or 2012.

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

—

Level 1 — Valuations based on quoted prices in active markets for identical instruments that the Company is able to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

—

Level 2 — Valuations based on quoted prices in active markets for instruments that are similar, or quoted prices in markets that are not active for identical or similar instruments, and model-derived valuations in which all significant input and significant value drivers are observable in active markets.

—	Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The financial assets for which the Company performs recurring fair value remeasurements are cash equivalents and short-term investments.

As of December 31, 2013 and 2012, the Company had cash equivalents of $5,349 and $3,108, respectively, which consist of money market accounts. As of December 31, 2013 and 2012, the Company had short-term investments of $15,105 and $29,740, respectively, which consist of variable rate demand notes that are invested in corporate and municipal bonds. These variable rate demand notes have final maturities between 2017 and 2042, but are puttable by the Company at any time with seven days notice. These cash equivalents and short-term investments are classified within Level 1 of the fair value hierarchy since they are valued using quoted market prices. As of December 31, 2013 and 2012, the Company did not have any financial assets or liabilities with observable inputs not quoted on active markets (Level 2), or without observable market values that would require a high level of judgment to determine fair value (Level 3).

The fair value measurements of the Company’s financial assets at December 31, 2013 are as follows:

	Total	Level 1	Level 2	Level 3
Cash Equivalents	$5,349	$5,349	$—	$—
Short-term investments	15,105	15,105	—	—
Total	$20,454	$20,454	$—	$—

The fair value measurements of the Company’s financial assets at December 31, 2012 are as follows:

	Total	Level 1	Level 2	Level 3
Cash Equivalents	$3,108	$3,108	$—	$—
Short-term investments	29,740	29,740	—	—
Total	$32,848	$32,848	$—	$—

6. Property and Equipment

Property and equipment consist of the following as of December 31, 2013 and 2012:

	As of December 31,
	2013	2012
Furniture and fixtures	$1,284	$1,200
Computer software and equipment	17,036	11,230
Leasehold improvements	715	681
Total costs	19,035	13,111
Less accumulated depreciation and amortization	(9,007)	(6,018)
Property and equipment, net	$10,028	$7,093

Depreciation expense related to property and equipment (excluding capitalized internal-use software) for the years ended December 31, 2013, 2012 and 2011 was $2,159, $1,532 and $719, respectively. The Company disposed of fully-depreciated computer software and equipment with a cost of $996 and $237 during the years ended December 31, 2013 and 2011, respectively. During 2012, the Company disposed of computer software and equipment with an original cost of $1,036 and accumulated depreciation of

SciQuest, Inc.

Notes to Consolidated Financial Statements

(in thousands, except per share amounts)

$998 . The Company recognized a loss in the accompanying consolidated statements of operations and comprehensive (loss) income of $38 during the year ended December 31, 2012 related to these disposals.

Computer software and equipment includes capitalized software development costs incurred during development of the Company’s cloud-based solution. The Company capitalized software development costs of $3,623 and $3,113 during the years ended December 31, 2013 and 2012, respectively. Net capitalized software development costs totaled $5,349 and $3,567 as of December 31, 2013 and 2012, respectively. Amortization expense for the years ended December 31, 2013, 2012 and 2011 related to capitalized software development costs was $1,842, $928 and $390, respectively, which is classified within cost of revenues in the accompanying consolidated statements of operations and comprehensive (loss) income.

7. Goodwill and Other Intangible Assets

The Company acquired goodwill and certain identifiable intangible assets as part of the acquisitions in August 2013, October 2012, August 2012 and January 2011 and the going private transaction in July 2004.

The changes in the carrying amount of goodwill for the years ended December 31, 2013 and 2012 were as follows:

Balance as of December 31, 2011	$15,719
Goodwill acquired	21,609
Foreign currency translation	(33)
Balance as of December 31, 2012	37,295
Goodwill acquired	28,908
Foreign currency translation	(923)
Balance at December 31, 2013	$65,280

As the functional currency of the Company’s foreign subsidiary, where goodwill is recorded, is its local currency, there are related foreign currency translation adjustments. The foreign currency is translated into U.S. dollars using the exchange rate in effect at period end. Adjustments are included in other comprehensive (loss) income.

A summary of intangible assets as of December 31, 2013 and 2012 follows:

	December 31, 2013
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	7.0 years	$19,889	$(10,070)	$9,819
Customer relationships	12.1 years	27,117	(9,013)	18,104
Covenant not to compete	4.2 years	382	(112)	270
Acquired trademarks	4.5 years	1,113	(246)	867
Trademarks		430	—	430
Total		$48,931	$(19,441)	$29,490

	December 31, 2012
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	7.0 years	$16,024	$(8,771)	$7,253
Customer relationships	9.5 years	14,325	(6,692)	7,633
Covenant not to compete	5.0 years	284	(33)	251
Acquired trademarks	5.0 years	828	(49)	779
Trademarks		430	—	430
Total		$31,891	$(15,545)	$16,346

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

Amortization expense of intangible assets was $3,962, $1,821 and $1,033 for the years ended December 31, 2013, 2012 and 2011, respectively, of which $1,580, $553 and $168 is recorded in cost of revenues in the accompanying consolidated statements of operations and comprehensive (loss) income for the years ended December 31, 2013, 2012 and 2011, respectively.

The Company estimates the following amortization expense related to its intangible assets for the years ended December 31:

2014	$5,141
2015	4,675
2016	4,252
2017	3,794
2018	3,181
Thereafter	8,017
$29,060

8. Accrued Liabilities

Current accrued liabilities are comprised of the following as of December 31, 2013 and 2012:

	As of December 31,
	2013	2012
Accrued compensation	$9,902	$6,192
Accrued consulting and professional services	410	367
Accrued rent	457	655
Customer deposits	292	362
Other	2,704	1,195
Total	$13,765	$8,771

9. Debt

On November 2, 2012, the Company established a $30,000 revolving credit facility which will be available for use until November 2, 2015. The revolving credit facility will be used for general corporate purposes. The facility consists of a $20,000 securities secured revolving credit facility and a $10,000 receivables secured revolving credit facility. The securities secured revolving credit facility and the receivables secured revolving credit facility bear interest equal to the BBA LIBOR Daily Floating Rate plus 0.75% and the BBA LIBOR Daily Floating Rate plus 1.50%, respectively. In addition, the Company pays a quarterly fee equal to 0.10% on any unused funds under the facility. As collateral for extension of credit under the facility, the Company and a domestic subsidiary granted security interests in substantially all of their assets, and the Company pledged the stock of a domestic subsidiary and 66% of the shares of one of its foreign subsidiaries. As of December 31, 2013 and 2012, the Company had $0 outstanding under the revolving credit facility.

10. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 5,000 shares of $0.001 par value preferred stock, of which 222 shares are designated as Series A redeemable preferred stock. The Company’s Board of Directors has the authority to issue up to 4,778 shares of preferred stock in one or more series and to fix the designations, rights, preferences and privileges and any qualifications, limitations or restrictions of the shares of each such series of preferred stock, including dividend rights and rates, conversion rights, voting rights, terms of redemption including price and sinking fund provisions, liquidation preferences and number of shares constituting any series or the designation of that series. As of December 31, 2013 and 2012, no shares of preferred stock were issued or outstanding.

SciQuest, Inc.

Notes to Consolidated Financial Statements

(in thousands, except per share amounts)

Stock Incentive Plan

The Company’s 2013 Stock Incentive Plan (the “Plan”) allows the Company to grant common stock options, stock appreciation rights, restricted stock units and restricted stock awards to employees, board members and others who contribute materially to the success of the Company. The Company reserved 3,500 shares of its common stock for issuance under the Plan. Additionally, per the terms of the Plan, shares of common stock previously reserved for issuance under the 2004 Stock Incentive Plan (the “Prior Plan”) as well as shares reserved for outstanding awards under the Prior Plan for which the awards are canceled, forfeited, repurchased or otherwise result in common stock not being issued will be added to the number of shares available for issuance under the Plan. Restricted stock units and restricted stock awards that are granted shall count towards the total number of shares reserved for issuance under the Plan as 1.65 shares. As of December 31, 2013, 3,989 shares of common stock were available for issuance under the Plan.

The following table summarizes the number of shares outstanding and the number of shares available for future grant under the stock incentive plan at December 31, 2013:

December 31, 2013
Number of shares reserved under the 2013 Plan	3,500
Number of shares remaining for future grants transferred from Prior Plan	838
Number of stock options outstanding under the 2013 Plan	(349)
Weighted average exercise price	$23.82
Weighted average term (in years)	9.6
Number of shares remaining for future grants
SciQuest, Inc. 2013 Stock Incentive Plan	3,989

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

Restricted Stock

The Company issues restricted stock units to certain employees and non-employee directors. Restricted stock units differ from restricted stock awards in that restricted stock units represent the right to receive shares of common stock once such shares are vested and issuable in accordance with the terms of the restricted stock units. Once issued, such shares are not subject to further restrictions. Stock-based compensation expense related to these restricted stock units is recognized in the consolidated statements of operations and comprehensive (loss) income based on the fair value of these awards, which is the grant date market value of the Company’s common stock. Stock-based compensation expense of $500 and $256 was recorded during the years ended December 31, 2013 and 2012, respectively, in connection with these restricted stock units. The total unrecognized compensation cost related to these awards is approximately $551 at December 31, 2013. This amount is expected to be recognized over a weighted-average period of 2.7 years.

The following summarizes the activity of restricted stock units for the years ended December 31, 2013 and 2012:

	Number of Shares	Weighted- Average Grant Date Fair Value
Balance as of December 31, 2011	—	—
Issued	28	$15.67
Vested	—	—
Nonvested as of December 31, 2012	28	15.67
Issued	53	17.87
Vested	(28)	15.67
Forfeited	(4)	16.30
Nonvested as of December 31, 2013	49	$18.02

SciQuest, Inc.

Notes to Consolidated Financial Statements

(in thousands, except per share amounts)

Additionally, the Company previously issued restricted shares of its common stock to certain employees under the Prior Plan.

These awards are recognized in the consolidated statements of operations and comprehensive (loss) income based on their fair values. Stock-based compensation expense of $41, $110 and $222 was recorded during the years ended December 31, 2013, 2012 and 2011, respectively, in connection with these restricted stock awards.

The following summarizes the activity of nonvested shares of restricted stock for the years ended December 31, 2013, 2012 and 2011:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested as of December 31, 2010	174	$1.62
Vested	(82)	1.70
Repurchased	(28)	1.58
Nonvested as of December 31, 2011	64	1.66
Vested	(47)	1.69
Nonvested as of December 31, 2012	17	1.58
Vested	(15)	1.58
Repurchased	(2)	1.58
Nonvested as of December 31, 2013	—	$—

During the years ended December 31, 2013 and 2011, the Company repurchased 2 and 28 shares of unvested restricted stock for $2 and $28, respectively, in connection with the termination of one employee in each of the years.

Stock Options

The Company also issues common stock options. The following summarizes stock option activity for the year ended December 31, 2013:

	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value as of December 31, 2013
Balance as of December 31, 2012	1,553	$11.50	8.1	$6,866
Options granted	798	20.46
Options exercised	241	8.73
Options canceled	143	15.09
Balance as of December 31, 2013	1,967	$15.22	8.0	$26,168
Vested and expected to vest at December 31, 2013	1,747	$14.81	7.9	$25,071
Exercisable as of December 31, 2013	866	$11.07	7.0	$15,100

The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying awards and the estimated fair value of the Company’s common stock at December 31, 2013 multiplied by the number of shares that would have been received by the option holders had all option holders exercised their options on December 31, 2013. The aggregate intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was $3,295, $1,774 and $1,900, respectively.

The total unrecognized compensation cost related to outstanding stock options is $10,527 at December 31, 2013. This amount is expected to be recognized over a weighted-average period of 2.84 years.

SciQuest, Inc.

Notes to Consolidated Financial Statements

(in thousands, except per share amounts)

The following table summarizes information about stock options outstanding and exercisable at December 31, 2013:

	Options Outstanding at December 31, 2013			Options Exercisable at December 31, 2013
Range of Exercise Price	Number	Weighted- Average Remaining Contractual Life (Yrs.)	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
$0.08 –$0.14	29	1.4	$0.09	29	$0.09
$0.14 –$1.90	3	4.6	1.36	3	1.36
$2.04 –$8.18	248	6.0	3.53	240	3.47
$11.45 –$17.41	1,230	8.1	14.90	577	14.51
$17.50 –$27.64	403	9.4	22.78	17	22.15
$28.29 –$29.14	54	10.0	28.68	—	—
Total	1,967	8.0	$15.22	866	$11.07

The fair value of common stock options for employees and non-employees is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:

	2013	2012	2011
Estimated dividend yield	0%	0%	0%
Expected stock price volatility	46.42–55.00%	60.00–80.00%	80.00–90.00%
Weighted-average risk-free interest rate	0.9%–2.0%	0.8%–1.5%	1.1%–2.7%
Expected life of options (in years)	6.25	6.25	6.25

Stock-based compensation expense of $3,890, $2,925 and $2,261 was recorded during the years ended December 31, 2013, 2012 and 2011, respectively, related to the Company’s outstanding stock options. The weighted average grant date fair value per share for stock options granted in 2013, 2012 and 2011 was $10.34, $9.22 and $10.68, respectively. The aggregate fair value of stock options that vested during the years ended December 31, 2013, 2012 and 2011 was $3,481, $3,408 and $1,581, respectively.

As discussed in Note 3, the Company recognized stock-based compensation expense of $1,252 and $300 in the accompanying consolidated statement of operations and comprehensive (loss) income for the years ended December 31, 2013 and 2012, respectively, related to the earn-out arrangement associated with the Spend Radar acquisition. In addition, the Company recognized stock-based compensation expense of $976, $1,466 and $1,466 in the accompanying consolidated statements of operations and comprehensive (loss) income for the years ended December 31, 2013, 2012 and 2011, respectively, related to the earn-out arrangement with certain former shareholders of AECsoft.

Employee Stock Purchase Plan

The Company adopted an Employee Stock Purchase Plan (the “Purchase Plan”) effective June 1, 2012. Eligible employees can contribute up to 10% of their gross earnings for each pay period, up to a maximum of $25 for any calendar year. The initial offering period that commenced on June 1, 2012 was a period of 12 months, and thereafter six month offering periods begin on December 1 and June 1 of each year. During the offering period eligible employees may elect to purchase shares of the Company’s common stock according to the terms of the offering. The per share purchase price is equal to the lessor of 85% of the fair market value of the Company’s common stock on the offering date or 85% of the fair market value of the Company’s common stock on the purchase date. As of December 31, 2013, 943 shares of common stock were available for issuance to participating employees under the Purchase Plan. During the years ended December 31, 2013 and 2012, the Company recognized stock-based compensation expense of $273 and $140, respectively, related to the Purchase Plan.

SciQuest, Inc.

Notes to Consolidated Financial Statements

(in thousands, except per share amounts)

The fair value of stock purchase rights granted under the Purchase Plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:

	2013	2012
Estimated dividend yield	0%	0%
Expected stock price volatility	46.69–52.22%	57.3	0%
Weighted-average risk-free interest rate	0.07%–0.11%	0.13% – 0.17%
Expected life of options (in years)	0.5	0.5–1.0

11. Income Taxes

The following are the components of (loss) income before income taxes:

	2013	2012	2011
Domestic	$(5,110)	$(940)	$5,695
Foreign	—	(133)	(81)
Total	$(5,110)	$(1,073)	$5,614

The provision for (benefit from) income taxes in the accompanying consolidated statements of operations and comprehensive (loss) income for the years ended December 31, 2013, 2012 and 2011 consisted of the following:

	2013	2012	2011
Current
Federal	$14	$89	$100
Foreign	—	—	—
State	45	69	199
	59	158	299
Deferred
Federal	(1,825)	76	2,240
Foreign	—	—	—
State	1,390	(131)	241
	(435)	(55)	2,481
Income tax (benefit) expense	$(376)	$103	$2,780

SciQuest, Inc.

Notes to Consolidated Financial Statements

(in thousands, except per share amounts)

A reconciliation of the statutory income tax rate to the effective income tax rate is as follows:

	Year Ended December 31,
	2013	2012	2011
US federal statutory rate	34%	34%	34%
State taxes (net of federal benefit)	3	6	5
Foreign rate differential	0	(18)	0
Branch loss benefit at statutory rate	0	95	0
Stock compensation expense	(7)	2	0
Stock acquisition — additional purchase price	0	(51)	8
Nondeductible meals and entertainment	(1)	(4)	2
Research and development tax credits	10	0	(1)
Expiration of state loss carryforwards	0	(168)	0
Expiration of federal loss carryforwards	0	(57)	0
Change in valuation allowance	(12)	141	0
Payable reclass	0	3	0
Change in state effective tax rate	(19)	0	0
Provision to return adjustments	0	6	0
Acquisition costs	(1)	0	0
Other	0	1	2
Effective tax rate	7%	(10)%	50%

The Company reevaluated its federal and state loss carryforwards during 2012 and determined that various losses would never be utilized based on the section 382 limit. Therefore, the Company reduced its deferred tax asset related to these losses. These deferred tax assets previously had a full valuation provided against them. The Company had no tax expense(benefit) related to the removal of the NOL’s. In 2013, certain state net operating loss carryforwards were reevaluated based on current activity and it was determined that an additional valuation allowance was required, resulting in tax expense in the current period of $624.

During 2013, the Company acquired the stock of CombineNet in a tax-free reorganization under IRC Sec. 368(a)(2)(d). The acquisition resulted in a net deferred tax liability of $2,027 being recorded as part of purchase accounting, with a corresponding adjustment to goodwill. There was no impact to income tax expense.

SciQuest, Inc.

Notes to Consolidated Financial Statements

(in thousands, except per share amounts)

The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset at December 31, 2013 and 2012 are as follows:

	2013	2012
Deferred tax assets:
Compensation accruals	$990	$352
Other accruals	319	34
Gross current deferred tax asset	1,309	386
Less: valuation allowance for current deferred tax asset	(1,019)	(309)
Net current deferred tax asset	290	77
Net operating loss carryforwards	79,632	65,145
Foreign loss carryforward	2,203	896
Research and development tax credits	2,000	1,491
Deferred revenues	5,740	5,514
Stock compensation	2,288	1,242
Capitalized earn-out payments	1,847	565
Other credits	406	392
Other	496	214
Gross non-current deferred tax asset	94,612	75,459
Less: valuation allowance for non-current deferred tax asset	(72,640)	(58,701)
Net non-current deferred tax asset	21,972	16,758
Total deferred tax assets	22,262	16,835
Deferred tax liabilities:
Depreciation and amortization	814	786
Customer contracts	34	81
Trade names	159	162
Capitalized software costs	1,942	1,333
Identifiable intangibles	8,138	1,700
Other	—	14
Total deferred tax liabilities	11,087	4,076
Net deferred tax assets	$11,175	$12,759

As of December 31, 2013, the Company has federal and state net operating loss carryforwards of approximately $215,580 and $134,253, respectively, which will begin to expire in 2018 for federal tax purposes and began to expire in 2009 for state tax purposes. Furthermore, the Company has approximately $406 of alternative minimum tax credit carryforwards and $3,025 of research and development credit carryforwards. The research and development credits began to expire in 2013. The Tax Reform Act of 1986 contains provisions that limit the ability of companies to utilize net operating loss carryforwards and tax credit carryovers in the case of certain events including significant changes in ownership. These limitations may significantly impact the amount of net operating loss and tax credit carryovers available to offset future taxable income. As of December 31, 2013, the Company believes that federal and state net operating loss carryforwards in the amounts of $19,042 and $66,628, respectively, will be available for future utilization to the extent of future income. The Company has provided a valuation allowance for the remaining federal and state losses of $196,538 and $67,625, respectively, due to uncertainty regarding the Company’s ability to fully realize these assets due to the limitations discussed above.

At December 31, 2013 and 2012, unrecognized tax benefits of $1,024 and $515, respectively, net of federal tax benefits, would have increased the Company’s deferred tax assets with a corresponding increase to the valuation allowance if recognized. This amount, if recognized, would impact the effective tax rate. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

SciQuest, Inc.

Notes to Consolidated Financial Statements

(in thousands, except per share amounts)

The following is a tabular reconciliation of the Company’s change in uncertain tax positions:

	2013	2012	2011
Beginning balance	$515	$515	$438
Increases related to current year tax position	326	—	—
Increases related to prior year tax positions	183	—	77
Ending balance	$1,024	$515	$515

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax positions as a component of income tax expense. As of December 31, 2013 and 2012, the Company did not have any accrued interest or penalties associated with any unrecognized tax positions, and there were no such interest or penalties recognized during the years ended December 31, 2013, 2012 or 2011. The Company’s open tax years that are subject to federal examination are 2010 through 2012. All prior years with applicable net operating losses will remain open to the extent of the amount of the net operating loss generated in that specific year. During 2013, the state of North Carolina completed their audit of the Company’s corporate income and franchise tax returns for 2009 through 2011. No other state authorities have commenced or announced their intention to commence an income tax examination.

12. Commitments and Contingencies

Operating Leases

The Company leases office space under non-cancelable operating leases. The Company did not have any capital lease obligations as of December 31, 2013 or 2012. The Company is committed to a lease agreement for office space for its headquarters through January 2017. On July 7, 2013, the Company entered into a lease agreement for the lease of office space to replace the Company’s current corporate headquarters. The leased premise is under construction with a target completion date of August 1, 2014. The lease term will commence upon the later of August 1, 2014 or substantial completion of the leased premises and will extend for 120 months thereafter. The Company anticipates subleasing its current office space once the move to the new corporate headquarters is completed. The Company is also committed to leases through December 2014, February 2016, May 2016, July 2018 and March 2019. Future minimum lease payments required under leases in effect as of December 31, 2013 are as follows:

Operating Leases
2014	$2,255
2015	3,621
2016	3,527
2017	2,207
2018	2,082
Thereafter	11,394
Total future minimum lease payments	$25,086

Rent expense is calculated on a straight-line basis over the term of the lease. Rent expense recognized under operating leases totaled approximately $2,378, $1,777 and $1,023 for the years ended December 31, 2013, 2012 and 2011, respectively.

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

13. Employee Benefit Plan

The Company offers various defined contribution plans covering eligible employees in the United States and foreign locations. The total expense associated with the contribution plans during the years ended December 31, 2013, 2012 and 2011, was $892, $628 and $454, respectively.

14. Quarterly Results of Operations (unaudited)

The following is a summary of the Company’s quarterly results of operations for the years ended December 31, 2013 and 2012:

	March 31,	June 30,	September 30,	December 31,
	2013	2013	2013	2013
Revenues	$20,665	$21,205	$22,513	$25,848
Gross profit	14,051	14,636	15,754	18,379
Net loss	(612)	(520)	(2,382)	(1,220)
Net loss per share:
Basic	$(0.03)	$(0.02)	$(0.10)	$(0.05)
Diluted	$(0.03)	$(0.02)	$(0.10)	$(0.05)

	March 31,	June 30,	September 30,	December 31,
	2012	2012	2012	2012
Revenues	$14,408	$15,180	$17,173	$19,704
Gross profit	10,231	10,771	11,830	13,363
Net income (loss)	153	400	713	(2,442)
Net income (loss) per share:
Basic	$0.01	$0.02	$0.03	$(0.11)
Diluted	$0.01	$0.02	$0.03	$(0.11)

15. Subsequent Events

Spend Radar

The Company paid $3,600 on January 31, 2014 and issued 51 shares of common stock on February 3, 2014 in connection with the Spend Radar acquisition earn-out provision (refer to Note 3, Business Combinations).

AECsoft

The Company issued 81 shares of common stock on February 5, 2014 in connection with the AECsoft acquisition earn-out provision (refer to Note 3, Business Combinations).