Form 10-Q
period 2014-03-31
SCIQUEST INC
filed 2014-05-09
CIK 1082526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of April 30, 2014, 27,433,246 shares of the registrant’s outstanding common stock, $0.001 par value per share, were outstanding.

SCIQUEST, INC.

FORM 10-Q

FOR THE QUARTER ENDED March 31, 2014

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

SciQuest, Inc.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	As of March 31, 2014	As of December 31, 2013
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$16,067	$19,117
Short-term investments	15,105	15,105
Accounts receivable, net	9,918	12,987
Prepaid expenses and other current assets	2,450	3,268
Deferred tax asset	306	290
Total current assets	43,846	50,767
Property and equipment, net	10,292	10,028
Goodwill	64,732	65,280
Intangible assets, net	27,962	29,490
Deferred commissions	6,245	6,701
Deferred tax asset, less current portion	10,955	10,885
Other	334	294
Total assets	$164,366	$173,445
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$348	$741
Accrued liabilities	7,220	13,765
Deferred revenues	55,023	57,417
Total current liabilities	62,591	71,923
Deferred revenues, less current portion	12,532	13,343
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 50,000 shares authorized; 23,983 and 23,811 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	24	24
Additional paid-in capital	110,619	108,864
Accumulated other comprehensive loss	(2,158)	(1,401)
Accumulated deficit	(19,242)	(19,308)
Total stockholders’ equity	89,243	88,179
Total liabilities and stockholders’ equity	$164,366	$173,445

The accompanying notes are an integral part of the consolidated financial statements.

SciQuest, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2014	2013
	(unaudited)
Revenues	$25,407	$20,665
Cost of revenues	7,670	6,614
Gross profit	17,737	14,051
Operating expenses:
Research and development	6,927	6,542
Sales and marketing	6,960	5,471
General and administrative	3,110	2,895
Amortization of intangible assets	797	454
Total operating expenses	17,794	15,362
Loss from operations	(57)	(1,311)
Other (expense) income:
Interest income	6	20
Other (expense) income, net	(9)	(26)
Total other (expense) income, net	(3)	(6)
Loss before income taxes	(60)	(1,317)
Income tax benefit	126	705
Net income (loss)	$66	$(612)
Other comprehensive loss:
Foreign currency translation adjustments	(757)	(324)
Comprehensive loss	$(691)	$(936)
Net income (loss) per share:
Basic	$0.00	$(0.03)
Diluted	$0.00	$(0.03)
Weighted average shares outstanding used in computing per share amounts:
Basic	23,908	22,564
Diluted	24,499	22,564

The accompanying notes are an integral part of the consolidated financial statements.

SciQuest, Inc.

Consolidated Statement of Stockholders’ Equity

(unaudited)

(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2013	23,811	$24	$108,864	$(1,401)	$(19,308)	$88,179
Issuance of stock in connection with stock option exercises	40	—	292	—	—	292
Issuance of stock in connection with business acquisition	132	—	—	—	—	—
Stock-based compensation	—	—	1,463	—	—	1,463
Foreign currency translation adjustments	—	—	—	(757)	—	(757)
Net income	—	—	—	—	66	66
Balance at March 31, 2014	23,983	$24	$110,619	$(2,158)	$(19,242)	$89,243

The accompanying notes are an integral part of the consolidated financial statements.

SciQuest, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2014	2013
	(unaudited)
Cash flows from operating activities
Net income (loss)	$66	$(612)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	2,485	1,620
Stock-based compensation expense	1,463	1,562
Deferred taxes	(86)	(636)
Changes in operating assets and liabilities:
Accounts receivable	3,017	4,334
Prepaid expenses and other current assets	805	(665)
Deferred commissions and other assets	418	211
Accounts payable	(392)	(719)
Accrued liabilities	(6,521)	(844)
Deferred revenues	(3,101)	(1,835)
Net cash (used in) provided by operating activities	(1,846)	2,416
Cash flows from investing activities
Addition of capitalized software development costs	(1,308)	(1,079)
Purchase of property and equipment	(174)	(887)
Purchase of available-for-sale short-term investments	—	(12,425)
Maturities of available-for-sale short-term investments	—	6,560
Net cash used in investing activities	(1,482)	(7,831)
Cash flows from financing activities
Proceeds from exercise of common stock options	292	340
Net cash provided by financing activities	292	340
Effect of exchange rate changes on cash and cash equivalents	(14)	(10)
Net decrease in cash and cash equivalents	(3,050)	(5,085)
Cash and cash equivalents at beginning of period	19,117	15,606
Cash and cash equivalents at end of period	$16,067	$10,521

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the fiscal year or any future period. The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission on February 21, 2014.

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

Deferred Commissions

The Company capitalizes sales commission costs that are directly related to the execution of its subscription agreements. The commissions are deferred and amortized over the contractual term of the related non-cancelable subscription agreement. The Company believes this is the appropriate method of accounting, as the commission costs are so closely related to the revenues from the subscription agreements that they should be recorded as an asset and charged to expense over the same period that the subscription revenues are recognized. Amortization of deferred commissions is included in sales and marketing expense in the accompanying consolidated statements of operations and comprehensive (loss) income. The deferred commissions are reflected in the accompanying consolidated balance sheets.

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

Short-Term Investments

Management determines the appropriate classification of investments at the time of purchase and evaluates such determination as of each balance sheet date. The Company’s investments were classified as available-for-sale securities and are stated at fair value at March 31, 2014 and December 31, 2013. Realized gains and losses are included in other (expense) income based on the specific identification method. There were no realized gains or losses for the three months ended March 31, 2014 or 2013. Net unrealized gains and losses on available-for-sale securities are reported as a component of other comprehensive (loss) income, net of tax. As of March 31, 2014 and December 31, 2013, there were no unrealized gains or losses on available-for-sale securities. The Company regularly monitors and evaluates the fair value of its investments to identify other-than-temporary declines in value. Management believes no such declines in value existed at March 31, 2014 or December 31, 2013.

Accounts Receivable

The Company assesses the need for an allowance for doubtful accounts based on estimates of probable credit losses. This assessment is based on several factors including aging of customer accounts, known customer specific risks, historical experience and existing economic conditions. The Company generally does not require collateral for receivable balances. Accounts would be charged against the allowance after all means of collection were exhausted and recovery was considered remote. Based on management’s analysis of its outstanding accounts receivable, the Company recorded an allowance of $421 and $556 at March 31, 2014 and December 31, 2013, respectively.

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

Goodwill

Goodwill represents the excess of the cost of an acquired entity over the net fair value of the identifiable assets acquired and liabilities assumed. Goodwill is not amortized, but rather is assessed for impairment at least annually. Additionally, the Company would also review the carrying value of goodwill whenever events or changes in circumstances indicated that its carrying amount may not be recoverable. The Company has concluded that it has one reporting unit for purposes of its annual goodwill impairment testing. To assess goodwill impairment, the first step is to identify if a potential impairment exists by comparing the fair value of a reporting unit

SciQuest, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(in thousands, except per share amounts)

with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to have a potential impairment and the second step of the impairment test is not necessary. The results of our most recent annual assessment did not indicate any impairment of goodwill, and as such the second step of the impairment test was not required. Additionally, we do not believe there have been any triggering events that would result in potential impairment of goodwill as of March 31, 2014.

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

Stock-based compensation costs are based on the fair value of the underlying option calculated using the Black-Scholes option-pricing model on the date of grant for stock options. Determining the appropriate fair value model and related assumptions requires judgment, including estimating stock price volatility, forfeiture rates and expected term. The Company uses the historical volatility of its stock price to calculate the expected volatility. Prior to the second half of 2013, the expected volatility rates were estimated based on the actual volatility of comparable public companies over the expected term. The expected term for the three months ended March 31, 2014 and 2013, represents the average time that options that vest are expected to be outstanding based on the mid-point between the vesting date and the end of the contractual term of the award. The Company has not paid dividends and does not anticipate paying a cash dividend in the foreseeable future and, accordingly, uses an expected dividend yield of zero. The risk-free interest rate is based on the rate of U.S. Treasury securities with maturities consistent with the estimated expected term of the awards.

Foreign Currency and Operations

The reporting currency for all periods presented is the U.S. dollar. The functional currency for the Company’s foreign subsidiaries is generally their local currency. The translation of each subsidiary’s financial statements into U.S. dollars is performed for assets and liabilities using exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period. The resulting translation adjustments are recognized in accumulated other comprehensive loss, a separate component of stockholders’ equity. Also included in accumulated other comprehensive loss is the foreign translation loss adjustment of $2,763 and $1,729 at March 31, 2014 and December 31, 2013, respectively, related to the intercompany balance with the Company’s Canadian subsidiary not expected to be settled in the foreseeable future. Realized foreign currency transaction gains and losses are included in other income (expense) in the consolidated statements of operations and comprehensive (loss) income.

Segment Data

The Company manages its operations on a consolidated basis for purposes of assessing performance and making operating decisions. Accordingly, the Company has determined that it has a single reportable segment.

Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding for the period. Outstanding unvested restricted stock purchased by employees is subject to repurchase by the Company and therefore is not included in the calculation of the weighted-average shares outstanding until vested. Diluted net income per share is computed giving effect to all potentially dilutive common stock, including options and restricted stock. The dilutive effect of outstanding awards is reflected in diluted earnings per share by application of the treasury stock method.

SciQuest, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(in thousands, except per share amounts)

The following summarizes the calculation of basic and diluted net income (loss) per share:

	Three Months Ended March 31,
	2014	2013
Basic:
Net income (loss)	$66	$(612)
Weighted average common shares, basic	23,908	22,564
Basic net income (loss) per share	$0.00	$(0.03)
Diluted:
Net income (loss)	$66	$(612)
Weighted average common shares, basic	23,908	22,564
Dilutive effect of:
Options to purchase common stock	569	—
Nonvested shares of restricted stock	22	—
Weighted average common shares, diluted	24,499	22,564
Diluted net income (loss) per share	$0.00	$(0.03)

The following equity instruments have been excluded from diluted net income (loss) per common share as they would be anti-dilutive.

	Three Months Ended March 31,
	2014	2013
Common stock options	92	84

For the three months ended March 31, 2013, the Company incurred net losses and, therefore, the effect of the Company’s outstanding stock options, nonvested restricted stock and common stock issuable pursuant to the employee stock purchase plan was not included in the calculation of diluted net loss per share as the effect would be anti-dilutive. For the three months ended March 31, 2013, diluted net loss per share excluded the impact of 335 outstanding stock options, 37 nonvested shares of restricted stock, and 3 shares of common stock issuable pursuant to the employee stock purchase plan.

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

Recent Accounting Pronouncements

In July 2013, the FASB issued a revised accounting standard, which clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax

SciQuest, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(in thousands, except per share amounts)

position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This standard is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Retrospective application is permitted. The Company adopted this guidance on January 1, 2014. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations, or cash flows.

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

The following unaudited pro forma consolidated results of operations for the three months ended March 31, 2013 assume that the CombineNet acquisition occurred at the beginning of 2012. The unaudited pro forma information combines the historical results for the Company with the historical results for CombineNet for the same period. The unaudited pro forma financial information includes amortization of acquired intangible assets of $569 and includes the fair value adjustment for deferred revenue of $16 for the three months ended March 31, 2013.

The following unaudited pro forma information is not intended to be indicative of future operating results.

Three Months Ended March 31, 2013
Pro forma revenue	$24,053
Pro forma net loss	$(750)
Pro forma net loss per share, basic	$(0.03)
Pro forma net loss per share, diluted	$(0.03)

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

The purchase price consisted of $8,000 in cash and 113 shares of the Company’s common stock at a fair value of $2,087. The purchase agreement also contained an earnout provision for up to $6,000 in cash and 85 shares of the Company’s common stock based on the successful achievement of certain performance targets and continued employment with the Company from the closing date to December 31, 2013. The performance conditions for Q4 2012 and Q1 2013 were met and the Company paid $2,400 and issued 34 shares of common stock on April 29, 2013. Additionally, the performance conditions for Q2, Q3 and Q4 2013 were met and the Company paid $3,600 on January 31, 2014 and issued 51 shares of common stock on February 3, 2014. The cash earn-out was recognized as compensation expense in the consolidated statement of operations and comprehensive (loss) income in the period in which it was earned. The fair value of the shares under the stock earn-out was recognized as stock-based compensation expense in the consolidated statement of operations and comprehensive (loss) income over the requisite service period of the award. During the three

SciQuest, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(in thousands, except per share amounts)

months ended March 31, 2013, the Company recognized compensation expense of $1,200 and stock-based compensation expense of $313 related to this earn-out arrangement.

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

The total purchase price of $13,795 consisted of $9,256 in cash and 351 shares of the Company’s common stock at a fair value of $4,539. The issuance of 25 of these shares, with an estimated fair value of $300, was subject to successful completion of certain performance targets under an earn-out arrangement with a former shareholder of AECsoft. Additionally, 300 shares of the Company’s common stock were issuable under an earn-out arrangement with the other former shareholders of AECsoft, upon the successful achievement of performance conditions over three fiscal years, including continued employment with the Company. The performance conditions for 2012 and 2011 were met in full, and the Company issued 122 shares of common stock on March 20, 2013 and April 14, 2012, respectively. The performance conditions for 2013 were met in full, and the Company issued 81 shares of common stock on February 5, 2014. The fair value of these shares was recognized as stock-based compensation expense in the consolidated statement of operations and comprehensive (loss) income over the requisite service period of the award. During the three months ended March 31, 2013, the Company recognized stock-based compensation expense of $244 related to this earn-out arrangement.

4. Cash Equivalents and Short-Term Investments

The components of cash equivalents and short-term investments at March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014		December 31, 2013
	Cost	Fair Market Value	Cost	Fair Market Value
Cash equivalents:
Money market accounts	$8,354	$8,354	$5,349	$5,349
Short-term investments:
Variable rate demand notes	15,105	15,105	15,105	15,105
Total	$23,459	$23,459	$20,454	$20,454

SciQuest, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(in thousands, except per share amounts)

There were no unrealized gains or losses as of March 31, 2014 or December 31, 2013.

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

—	Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The financial assets for which the Company performs recurring fair value remeasurements are cash equivalents and short-term investments.

As of March 31, 2014 and December 31, 2013, the Company had cash equivalents of $8,354 and $5,349, respectively, which consist of money market accounts. As of March 31, 2014 and December 31, 2013, the Company had short-term investments of $15,105 and $15,105, respectively, which consist of variable rate demand notes that are invested in corporate and municipal bonds. These variable rate demand notes have final maturities between 2017 and 2042, but are puttable by the Company at any time with seven days notice. These cash equivalents and short-term investments are classified within Level 1 of the fair value hierarchy since they are valued using quoted market prices. As of March 31, 2014 and December 31, 2013, the Company did not have any financial assets or liabilities with observable inputs not quoted on active markets (Level 2), or without observable market values that would require a high level of judgment to determine fair value (Level 3).

The fair value measurements of the Company’s financial assets at March 31, 2014 are as follows:

	Total	Level 1	Level 2	Level 3
Cash equivalents	$8,354	$8,354	$—	$—
Short-term investments	15,105	15,105	—	—
Total	$23,459	$23,459	$—	$—

The fair value measurements of the Company’s financial assets at December 31, 2013 are as follows:

	Total	Level 1	Level 2	Level 3
Cash equivalents	$5,349	$5,349	$—	$—
Short-term investments	15,105	15,105	—	—
Total	$20,454	$20,454	$—	$—

SciQuest, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(in thousands, except per share amounts)

6. Property and Equipment

Property and equipment consist of the following as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Furniture and fixtures	$1,281	$1,284
Computer software and equipment	18,455	17,036
Leasehold improvements	714	715
Total costs	20,450	19,035
Less accumulated depreciation and amortization	(10,158)	(9,007)
Property and equipment, net	$10,292	$10,028

Depreciation expense related to property and equipment (excluding capitalized internal-use software) was $610 and $474 for the three months ended March 31, 2014 and 2013, respectively.

Computer software and equipment includes capitalized software development costs incurred during development of the Company’s cloud-based solution. The Company capitalized software development costs of $1,271 and $1,079 during the three months ended March 31, 2014 and 2013, respectively. Net capitalized software development costs totaled $6,066 and $5,349 at March 31, 2014 and December 31, 2013, respectively. Amortization expense for the three months ended March 31, 2014 and 2013 related to capitalized software development costs was $558 and $367, respectively, which is classified within cost of revenues in the accompanying consolidated statements of operations and comprehensive (loss) income.

7. Goodwill and Other Intangible Assets

The Company acquired goodwill and certain identifiable intangible assets as part of the acquisitions in August 2013, October 2012, August 2012 and January 2011 and the going private transaction in July 2004.

The changes in the carrying amount of goodwill for the three months ended March 31, 2014 were as follows:

Balance at December 31, 2013	$65,280
Foreign currency translation	(548)
Balance at March 31, 2014	$64,732

As the functional currency of the Company’s Canadian subsidiary, where certain of the Company’s goodwill is recorded, is its local currency, there are related foreign currency translation adjustments. The foreign currency is translated into U.S. dollars using the exchange rate in effect at period end, with any adjustment included in other comprehensive (loss) income.

A summary of intangible assets at March 31, 2014 and December 31, 2013 follows:

	March 31, 2014
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	7.0 years	$19,749	$(10,471)	$9,278
Customer relationships	12.1 years	26,993	(9,781)	17,212
Covenant not to compete	4.2 years	381	(133)	248
Acquired trademarks	4.5 years	1,104	(310)	794
Trademarks	indefinite	430	—	430
Total		$48,657	$(20,695)	$27,962

SciQuest, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(in thousands, except per share amounts)

	December 31, 2013
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	7.0 years	$19,889	$(10,070)	$9,819
Customer relationships	12.1 years	27,117	(9,013)	18,104
Covenant not to compete	4.2 years	382	(112)	270
Acquired trademarks	4.5 years	1,113	(246)	867
Trademarks	indefinite	430	—	430
Total		$48,931	$(19,441)	$29,490

As the functional currency of the Company’s Canadian subsidiary, where certain intangible assets are recorded, is its local currency, there are related foreign currency translation adjustments. The foreign currency is translated into U.S. dollars using the exchange rate in effect at period end, with any adjustment included in other comprehensive (loss) income.

Amortization expense of intangible assets was $1,317 and $779 for the three months ended March 31, 2014 and 2013, respectively, of which $520 and $325 is recorded in cost of revenues in the accompanying consolidated statements of operations and comprehensive (loss) income for the three months ended March 31, 2014 and 2013, respectively.

The Company estimates the following amortization expense related to its intangible assets for the years ended December 31:

2014 (remaining nine months)	$3,802
2015	4,633
2016	4,211
2017	3,756
2018	3,147
Thereafter	7,983
$27,532

8. Debt

On November 2, 2012, the Company established a $30,000 revolving credit facility which will be available for use until November 2, 2015. The revolving credit facility will be used for general corporate purposes. The facility consists of a $20,000 securities secured revolving credit facility and a $10,000 receivables secured revolving credit facility. The securities secured revolving credit facility and the receivables secured revolving credit facility bear interest equal to the BBA LIBOR Daily Floating Rate plus 0.75% and the BBA LIBOR Daily Floating Rate plus 1.50%, respectively. In addition, the Company pays a quarterly fee equal to 0.10% on any unused funds under the facility. As collateral for extension of credit under the facility, the Company and a domestic subsidiary granted security interests in substantially all of their assets, and the Company pledged the stock of a domestic subsidiary and 66% of the shares of one of its foreign subsidiaries. As of March 31, 2014 and December 31, 2013, the Company had $0 outstanding under the revolving credit facility.

9. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 5,000 shares of $0.001 par value preferred stock, of which 222 shares are designated as Series A redeemable preferred stock. The Company’s Board of Directors has the authority to issue up to 4,778 shares of preferred stock in one or more series and to fix the designations, rights, preferences and privileges and any qualifications, limitations or restrictions of the shares of each such series of preferred stock, including dividend rights and rates, conversion rights, voting rights, terms of redemption including price and sinking fund provisions, liquidation preferences and number of shares constituting any series or the designation of that series. As of March 31, 2014 and December 31, 2013, no shares of preferred stock were issued or outstanding.

SciQuest, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(in thousands, except per share amounts)

Stock Incentive Plan

The Company’s 2013 Stock Incentive Plan (the “Plan”) allows the Company to grant common stock options, stock appreciation rights, restricted stock units and restricted stock awards to employees, board members and others who contribute materially to the success of the Company. The Company reserved 3,500 shares of its common stock for issuance under the Plan. Additionally, per the terms of the Plan, shares of common stock previously reserved for issuance under the 2004 Stock Incentive Plan (the “Prior Plan”) as well as shares reserved for outstanding awards under the Prior Plan for which the awards are canceled, forfeited, repurchased or otherwise result in common stock not being issued will be added to the number of shares available for issuance under the Plan. Restricted stock units and restricted stock awards that are granted shall count towards the total number of shares reserved for issuance under the Plan as 1.65 shares. As of March 31, 2014, 3,496 shares of common stock were available for issuance under the Plan.

The following table summarizes the number of shares outstanding and the number of shares available for future grant under the stock incentive plan at March 31, 2014:

March 31, 2014
Number of shares reserved under the 2013 Plan	3,500
Number of shares remaining for future grants transferred from Prior Plan	844
Number of stock options outstanding under the 2013 Plan	(780)
Weighted average exercise price	$25.05
Weighted average term (in years)	9.8
Number of restricted stock units issued under the 2013 Plan	(68)
Number of shares remaining for future grants
SciQuest, Inc. 2013 Stock Incentive Plan	3,496

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

Restricted Stock

The Company issues restricted stock units to certain employees and non-employee directors. Restricted stock units differ from restricted stock awards in that restricted stock units represent the right to receive shares of common stock once such shares are vested and issuable in accordance with the terms of the restricted stock units. Once issued, such shares are not subject to further restrictions. Stock-based compensation expense related to these restricted stock units is recognized in the consolidated statements of operations and comprehensive (loss) income based on the fair value of these awards, which is the grant date market value of the Company’s common stock. Stock-based compensation expense of $144 and $128 was recorded during the three months ended March 31, 2014 and 2013, respectively, in connection with these restricted stock units. The total unrecognized compensation cost related to these awards is approximately $1,436 at March 31, 2014. This amount is expected to be recognized over a weighted-average period of 3.5 years.

The following summarizes the activity of restricted stock units for the three months ended March 31, 2014:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested as of December 31, 2013	49	$18.02
Issued	41	25.01
Vested	(9)	16.30
Nonvested as of March 31, 2014	81	$21.78

Additionally, the Company previously issued restricted shares of its common stock to certain employees under the Prior Plan. These awards are recognized in the consolidated statements of operations and comprehensive (loss) income based on their fair values. Stock-

SciQuest, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(in thousands, except per share amounts)

based compensation expense of $11 was recorded during the three months ended March 31, 2013 in connection with these restricted stock awards.

Stock Options

The Company also issues common stock options. The following summarizes stock option activity for the three months ended March 31, 2014:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value as of March 31, 2014
Balance outstanding as of December 31, 2013	1,967	$15.22	8.0	$26,168
Options granted	431	26.05
Options exercised	(40)	7.56
Options canceled	(24)	16.35
Balance outstanding as of March 31, 2014	2,334	$17.33	8.2	$22,918
Vested and expected to vest at March 31, 2014	2,054	$16.82	8.1	$22,132
Exercisable as of March 31, 2014	930	$11.72	6.9	$14,235

The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying awards and the estimated fair value of the Company’s common stock at March 31, 2014 multiplied by the number of shares that would have been received by the option holders had all option holders exercised their options on March 31, 2014. The aggregate intrinsic value of options exercised during the three months ended March 31, 2014 and 2013 was $831 and $1,098, respectively.

The total unrecognized compensation cost related to outstanding stock options is $14,373 at March 31, 2014. This amount is expected to be recognized over a weighted-average period of 3.1 years.

The following table summarizes information about stock options outstanding and exercisable at March 31, 2014:

	Options Outstanding at March 31, 2014			Options Exercisable at March 31, 2014
Range of Exercise Price	Number	Weighted- Average Remaining Contractual Term (In Years)	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
$0.08 –$0.14	29	1.1	$0.09	29	$0.09
$0.14 –$1.90	3	4.5	1.34	3	1.34
$2.04 –$8.18	224	5.7	3.66	224	3.65
$11.45 –$17.41	1,194	7.8	14.87	642	14.53
$17.50 –$27.64	709	9.5	23.76	28	22.66
$27.91 –$29.14	175	9.9	28.71	4	28.68
Total	2,334	8.2	$17.33	930	$11.72

The fair value of common stock options for employees and non-employees is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:

	Three Months Ended March 31,
	2014	2013
Estimated dividend yield	0%	0%
Expected stock price volatility	46.11 - 46.33%	55.00%
Weighted-average risk-free interest rate	1.75 - 1.84%	1.1%
Expected life of options (in years)	6.25	6.25

SciQuest, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(in thousands, except per share amounts)

Stock-based compensation expense of $1,238 and $789 was recorded during the three months ended March 31, 2014 and 2013, respectively, related to the Company’s outstanding stock options. The weighted average grant date fair value per share for stock options granted in the three months ended March 31, 2014 and 2013 was $12.20 and $8.62, respectively. The aggregate fair value of stock options that vested during the three months ended March 31, 2014 and 2013 was $971 and $796, respectively.

As discussed in Note 3, the Company recognized stock-based compensation expense of $313 in the accompanying consolidated statement of operations and comprehensive (loss) income during the three months ended March 31, 2013 related to the earn-out arrangement associated with the Spend Radar acquisition. In addition, the Company recognized stock-based compensation of $244 in the accompanying consolidated statement of operations and comprehensive (loss) income during the three months ended March 31, 2013 related to the earn-out arrangement with certain former shareholders of AECsoft.

Employee Stock Purchase Plan

The Company adopted an Employee Stock Purchase Plan (the “Purchase Plan”) effective June 1, 2012. Eligible employees can contribute up to 10% of their gross earnings for each pay period, up to a maximum of $25 for any calendar year. The initial offering period that commenced on June 1, 2012 was a period of 12 months, and thereafter six month offering periods begin on December 1 and June 1 of each year. During the offering period eligible employees may elect to purchase shares of the Company’s common stock according to the terms of the offering. The per share purchase price is equal to the lesser of 85% of the fair market value of the Company’s common stock on the offering date or 85% of the fair market value of the Company’s common stock on the purchase date. The fair value of stock purchase rights granted under the Purchase Plan is estimated on the date of grant using the Black-Scholes option-pricing model. As of March 31, 2014, 943 shares of common stock were available for issuance to participating employees under the Purchase Plan. During the three months ended March 31, 2014 and 2013, the Company recognized stock-based compensation expense of $81 and $77 related to the Purchase Plan.

10. Income Taxes

The Company computes its provision for income taxes by applying the estimated annual effective tax rate, adjusted for any material items. The Company’s effective tax rate for the three months ended March 31, 2014 was (210.0)%, which was lower than the federal statutory rate of 34% primarily due to research and development credits generated, non-deductible expenses, including stock-based compensation and stock-based compensation associated with the earn-out arrangement. The Company’s effective tax rate for the three months ended March 31, 2013 was (53.5)%, which was lower than the federal statutory rate of 34% primarily due to research and development credits generated, non-deductible expenses, including stock-based compensation and stock-based compensation associated with the earn-out arrangement.

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

SciQuest, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(in thousands, except per share amounts)

12. Subsequent Event

Public Offering

On April 1, 2014 the Company completed a public offering of 3,000 shares of common stock at an offering price of $26.75 per share. An additional 450 shares of common stock were sold at an offering price of $26.75 per share pursuant to the underwriters’ over-allotment option. The Company received aggregate net proceeds of approximately $87,433, after payment of underwriting discounts and commissions and estimated legal, accounting, and other fees incurred in connection with the offering and the over-allotment option.

SCIQUEST, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes that appear elsewhere in this report. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, assumptions and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report under “Part II, Other Information--Item 1A, Risk Factors.” Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies and operations, financing plans, potential growth opportunities, potential market opportunities and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s plans, estimates, assumptions and beliefs only as of the date of this report. Except as required by law, we assume no obligation to update these forward-looking statements publicly or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

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

Key Financial Terms and Metrics

We have several key financial terms and metrics. During the three months ended March 31, 2014, there were no changes with respect to our key financial terms and metrics, which are discussed in more detail under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations--Financial Terms and Metrics” included in our annual report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission on February 21, 2014.

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

We believe that of our significant accounting policies, which are described in Note 2 to the financial statements, the following accounting policies involve a greater degree of judgment and complexity. A critical accounting policy is one that is both material to the preparation of our financial statements and requires us to make difficult, subjective or complex judgments for uncertain matters that could have a material effect on our financial condition and results of operations. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations:

—	revenue recognition;
—	stock-based compensation;
—	deferred commissions;
—	software development costs;
—	goodwill; and
—	income taxes.

During the three months ended March 31, 2014, there were no significant changes in our critical accounting policies or estimates. See Note 2 to our financial statements included elsewhere in this Quarterly Report on Form 10-Q and under the heading “Critical Accounting Policies” in our annual report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission on February 21, 2014, for additional information regarding our critical accounting policies, as well as a description of our other significant accounting policies.

Results of Operations

The following table sets forth, for the periods indicated, our results of operations:

	Three Months Ended March 31,
	2014	2013
Revenues	$25,407	$20,665
Cost of revenues (1) (2)	7,670	6,614
Gross profit	17,737	14,051
Operating expenses: (1)
Research and development	6,927	6,542
Sales and marketing	6,960	5,471
General and administrative	3,110	2,895
Amortization of intangible assets	797	454
Total operating expenses	17,794	15,362
Loss from operations	(57)	(1,311)
Interest and other (expense) income, net	(3)	(6)
Loss before income taxes	(60)	(1,317)
Income tax benefit	126	705
Net income (loss)	$66	$(612)

(1)	Amounts include stock-based compensation expense, as follows:

	Three Months Ended March 31,
	2014	2013
Cost of revenues	$163	$120
Research and development	180	412
Sales and marketing	362	433
General and administrative	758	597
	$1,463	$1,562
(2)	Cost of revenues includes amortization of capitalized software development costs of:

	Three Months Ended March 31,
	2014	2013
Amortization of capitalized software development costs	$558	$367
Amortization of acquired software	520	325
	$1,078	$692

The following table sets forth, for the periods indicated, our results of operations expressed as a percentage of revenues:

	Three Months Ended March 31,
	2014	2013
Revenues	100%	100%
Cost of revenues	30	32
Gross profit	70	68
Operating expenses:
Research and development	27	32
Sales and marketing	28	26
General and administrative	12	14
Amortization of intangible assets	3	2
Total operating expenses	70	74
Loss from operations	—	(6)
Interest and other (expense) income, net	—	—
Loss before income taxes	—	(6)
Income tax benefit	—	3
Net income (loss)	—%	(3)%

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Revenues. Revenues for the three months ended March 31, 2014 were $25.4 million, an increase of $4.7 million, or 23%, over revenues of $20.7 million for the three months ended March 31, 2013. The increase in revenues resulted primarily from the recognition of revenue for a full three-month period for the new customers added in, and subsequent to, the three months ended March 31, 2013, as well as revenue relating to customers acquired as a result of our acquisition of CombineNet in August 2013.

Cost of Revenues. Cost of revenues for the three months ended March 31, 2014 was $7.7 million, an increase of $1.1 million, or 17%, over cost of revenues of $6.6 million for the three months ended March 31, 2013. As a percentage of revenues, cost of revenues decreased to 30% for the three months ended March 31, 2014 from 32% from the three months ended March 31, 2013. The increase in dollar amount primarily resulted from a $0.4 million increase in employee-related costs attributable primarily to personnel gained through our CombineNet acquisition, as well as our additional and existing implementation services, supplier enablement services, customer support and client partner personnel, a $0.2 million increase in amortization of capitalized software development costs, a $0.2 million increase in amortization of acquired software due to our acquisition of CombineNet, and a $0.1 million increase in other spend. We had 200 full-time equivalents in our implementation services, supplier enablement services, customer support and client partner organizations at March 31, 2014 compared to 188 full-time equivalents at March 31, 2013.

Research and Development Expenses. Research and development expenses for the three months ended March 31, 2014 were $6.9 million, an increase of $0.4 million, or 6%, from research and development expenses of $6.5 million for the three months ended March 31, 2013. As a percentage of revenues, research and development expense decreased to 27% for the three months ended March 31, 2014 from 32% for the three months ended March 31, 2013. The increase in dollar amount was primarily due to a $0.4 million increase in maintenance and hardware costs required to support our growing business. We had 219 full-time equivalents in our research and development organization at March 31, 2014 compared to 184 full-time equivalents at March 31, 2013.

Sales and Marketing Expenses. Sales and marketing expenses for the three months ended March 31, 2014 were $7.0 million, an increase of $1.5 million, or 27%, over sales and marketing expenses of $5.5 million for the three months ended March 31, 2013. As a percentage of revenues, sales and marketing expenses increased to 28% for the three months ended March 31, 2014 from 26% for the three months ended March 31, 2013. The increase in dollar amount was due primarily to a $0.5 million increase in employee-related costs attributable primarily to personnel gained through our CombineNet acquisition, as well as our additional and existing sales and marketing personnel, a $0.5 million increase in trade show related costs, a $0.1 million increase in amortized commission expense, and a $0.3 million increase in other sales and marketing spend. We had 104 full-time equivalents in our sales and marketing organization at March 31, 2014 compared to 68 full-time equivalents at March 31, 2013.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2014 were $3.1 million, an increase of $0.2 million, or 7%, over general and administrative expenses of $2.9 million for the three months ended March 31, 2013. As a percentage of revenues, general and administrative expenses decreased to 12% for the three months ended March 31, 2014, from 14% for the three months ended March 31, 2013. The increase in dollar amount was primarily due to a $0.2 million increase in stock-based compensation expense. We had 28 full-time equivalents in our general and administrative organization at March 31, 2014 compared to 24 full-time equivalents at March 31, 2013.

Amortization of Intangible Assets. Amortization of intangible assets for the three months ended March 31, 2014 were $0.8 million, an increase of $0.3 million, or 60%, over amortization of intangible assets of $0.5 million for the three months ended March 31, 2013. As a percentage of revenues, amortization of intangible assets increased to 3% for the three months ended March 31, 2014, from 2% for the three months ended March 31, 2013. The increase in dollar amount was due to amortization attributable to intangible assets acquired in connection with our CombineNet acquisition in August 2013.

Income Tax Benefit. Income tax benefit for the three months ended March 31, 2014 was $0.1 million compared to income tax benefit of $0.7 million for the three months ended March 31, 2013. The change in income tax benefit was due to a difference in our pre-tax net loss for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.

Liquidity

Net Cash Flows from Operating Activities

Net cash used in operating activities was $1.8 million during the three months ended March 31, 2014. Our cash flow from operations is primarily a result of the timing of cash payments from our customers, offset by the timing of our primary cash expenditures, which are employee salaries. Since annual subscription fees are typically due on each anniversary of contract signing, the amount of cash received for annual subscription fees typically fluctuates on a quarterly basis based on the historical levels of new business sales in that quarter. Due to lower historical sales levels in our first quarter, combined with the payment of annual bonuses from the prior year in our first quarter, our cash flow from operations is typically lowest in our first quarter. Due also to the historical timing of business sales, our cash flow from operations is lower in our second quarter as compared to our third and fourth quarters. The cash payments from customers were approximately $26 million during the three months ended March 31, 2014. The cash expenditures for employee salaries, including incentive payments, were approximately $17 million during the three months ended March 31, 2014.

For the three months ended March 31, 2014, net cash used in operating activities of $1.8 million was primarily the result of $0.1 million of net income plus a $3.0 million decrease in accounts receivable, a $0.8 million decrease in prepaid expenses, $1.5 million of stock-based compensation, and $2.5 million of depreciation and amortization, less a $3.1 million decrease in deferred revenues, and a $6.5 million decrease in accrued liabilities.

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

As of March 31, 2014, we had net operating loss carryforwards of approximately $204.8 million available to reduce future federal taxable income. Use of these carryforwards is subject to significant limitations. In the future, we may fully utilize our available net operating loss carryforwards and would begin making income tax payments at that time. In addition, the limitations on utilizing net operating loss carryforwards and other minimum state taxes may also increase our overall tax obligations. We expect that if we generate taxable income and/or we are not allowed to use net operating loss carryforwards for federal/state income tax purposes, our cash generated from operations will be adequate to meet our income tax obligations.

Net Cash Flows from Investing Activities

For the three months ended March 31, 2014, net cash used in investing activities was $1.5 million, consisting of various capital expenditures of $0.2 million and capitalization of $1.3 million of software development costs. In general, our capital expenditures are for our network infrastructure to support our increasing customer base and growth in new business and for internal use, such as equipment for our increasing employee headcount.

For the three months ended March 31, 2013, net cash used in investing activities was $7.8 million, consisting of net purchases of $5.9 million of short-term investments, various capital expenditures of $0.9 million and capitalization of $1.1 million of software development costs.

Net Cash Flows from Financing Activities

For the three months ended March 31, 2014, net cash provided by financing activities was $0.3 million, representing proceeds from the exercise of common stock options.

For the three months ended March 31, 2013, net cash provided by financing activities was $0.3 million, representing proceeds from the exercise of common stock options.

Line of Credit

On November 2, 2012, we established a $30 million revolving credit facility to cost effectively increase our liquidity, though we have no current plans to utilize it. The facility consists of a $20 million securities secured revolving credit facility and a $10 million receivables secured revolving credit facility and will be available for use until November 2, 2015. The securities secured facility and the receivables secured facility bear interest equal to the BBA LIBOR Daily Floating Rate plus 0.75% and the BBA LIBOR Daily Floating Rate plus 1.50%, respectively. We pay a quarterly fee equal to 0.10% on any unused funds under the facility. As of March 31, 2014 and December 31, 2013, we had $0 outstanding.

Off-Balance Sheet Arrangements

As of March 31, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space, we do not engage in off-balance sheet financing arrangements. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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

Contractual and Commercial Commitment Summary

We have contractual obligations that require us to make future cash payments. During the three months ended March 31, 2014, there were no material changes in the contractual and commercial commitments that are discussed in more detail under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations--Contractual and Commercial Commitment Summary” included in our annual report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission on February 21, 2014.

Seasonality

Historically, our new business sales have fluctuated as a result of seasonal variations in our business, principally due to the timing of client budget cycles, with lower new sales in our first and third quarters than in the remainder of our year. Due in large part to the expansion of our product portfolio and market focus, however, we do not believe that we currently experience material seasonality with respect to new business sales. Our expenses have not and do not vary significantly as a result of these historical factors, but they do fluctuate on a quarterly basis due to varying timing of expenditures. Our cash flow from operations normally fluctuates quarterly due to the combination of the historical timing of new business sales and the payment of annual bonuses. Since annual subscription fees are typically due on each anniversary of contract signing, the amount of cash payments for annual subscription fees typically fluctuates on a quarterly basis based on the historical levels of new business sales in that quarter. Due to lower historical sales levels in our first quarter, combined with the payment of annual bonuses from the prior year in our first quarter, our cash flow from operations is lowest in our first quarter. Due also to the historical timing of business sales, our cash flow from operations is lower in our second quarter as compared to our third and fourth quarters. In addition, deferred revenues can vary on a seasonal basis for the same reasons. These seasonal patterns for cash flow and deferred revenues may lessen or otherwise change in the future as the impact of our historical seasonality of new business sales lessens over time.

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

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, an evaluation as of March 31, 2014 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2014, were effective for the purposes stated above.

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

There have been no material changes to the Risk Factors we previously disclosed in our annual report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission on February 21, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 3, 2014, we issued 50,963 shares of common stock to Spend Radar pursuant to an Asset Purchase Agreement, dated September 27, 2012, by and among SciQuest, Spend Radar, Rodney True and Brian Daniels (the “Purchase Agreement”). Such shares constitute a portion of the purchase price payable by SciQuest for the purchase of the assets of Spend Radar pursuant to the Purchase Agreement and were issuable based upon the successful achievement of certain performance targets through December 31, 2013. Such shares were issued in a private placement under Section 4(2) of the Securities Act and/or Regulation D under the Securities Act. Each recipient meets the accredited investor definition of Rule 501 of the Securities Act. The offering was not conducted in connection with a public offering and no public solicitation or advertisement was made or relied upon by the investor in connection with the offering.

On February 5, 2014, we issued an aggregate of 81,301 shares of common stock to the former stockholders of AECsoft USA, Inc. pursuant to a Stock Purchase Agreement, dated December 21, 2010, by and among SciQuest and Tom (Yitao) Ren, Ying (Lily) Xiong, John Paul Gutierrez and Ronald Dressin (the “Purchase Agreement”). Such shares constitute a portion of the purchase price payable by SciQuest for the purchase of the outstanding capital stock of AECsoft USA, Inc. pursuant to the Purchase Agreement and were issuable based upon the successful achievement of certain performance targets through December 31, 2013 and continued employment with the Company. Such shares were issued in a private placement under Section 4(2) of the Securities Act and/or Regulation D under the Securities Act. Each recipient meets the accredited investor definition of Rule 501 of the Securities Act. The offering was not conducted in connection with a public offering and no public solicitation or advertisement was made or relied upon by the investor in connection with the offering.

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
Date: May 9, 2014