Form 10-Q
period 2014-06-30
SCIQUEST INC
filed 2014-08-08
CIK 1082526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-34875

SCIQUEST, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	56-2127592
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3020 Carrington Mill Blvd., Suite 100

Morrisville, North Carolina 27560

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

As of July 31, 2014, 27,505,460 shares of the registrant’s outstanding common stock, $0.001 par value per share, were outstanding.

SCIQUEST, INC.

FORM 10-Q

FOR THE QUARTER ENDED June 30, 2014

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

SciQuest, Inc.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	As of	As of
	June 30,	December 31,
	2014	2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$53,026	$19,117
Short-term investments	62,335	15,105
Accounts receivable, net	14,584	12,987
Prepaid expenses and other current assets	2,786	3,268
Deferred tax asset	309	290
Total current assets	133,040	50,767
Property and equipment, net	11,846	10,028
Goodwill	65,227	65,280
Intangible assets, net	26,816	29,490
Deferred commissions	6,318	6,701
Deferred tax asset, less current portion	11,080	10,885
Other	792	294
Total assets	$255,119	$173,445

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,671	$741
Accrued liabilities	7,861	13,765
Deferred revenues	55,011	57,417
Total current liabilities	64,543	71,923
Deferred revenues, less current portion	11,132	13,343

Commitments and Contingencies

Stockholders' equity:
Common stock, $0.001 par value; 50,000 shares authorized; 27,493 and 23,811 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	28	24
Additional paid-in capital	200,207	108,864
Accumulated other comprehensive loss	(1,476)	(1,401)
Accumulated deficit	(19,315)	(19,308)
Total stockholders' equity	179,444	88,179
Total liabilities and stockholders' equity	$255,119	$173,445

The accompanying notes are an integral part of the consolidated financial statements.

SciQuest, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)

Revenues	$25,287	$21,205	$50,694	$41,870
Cost of revenues	7,876	6,569	15,546	13,183
Gross profit	17,411	14,636	35,148	28,687
Operating expenses:
Research and development	7,188	6,851	14,115	13,393
Sales and marketing	6,241	5,259	13,201	10,730
General and administrative	3,333	3,089	6,443	5,984
Amortization of intangible assets	803	489	1,600	943
Total operating expenses	17,565	15,688	35,359	31,050
Loss from operations	(154)	(1,052)	(211)	(2,363)
Other income (expense):
Interest income	52	20	58	40
Other (expense) income, net	(2)	(19)	(11)	(45)
Total other income (expense), net	50	1	47	(5)
Loss before income taxes	(104)	(1,051)	(164)	(2,368)
Income tax benefit	31	531	157	1,236
Net loss	$(73)	$(520)	$(7)	$(1,132)

Other comprehensive income (loss):
Foreign currency translation adjustments	682	(708)	(75)	(1,032)
Comprehensive income (loss)	$609	$(1,228)	$(82)	$(2,164)

Net loss per share:
Basic	$(0.00)	$(0.02)	$(0.00)	$(0.05)
Diluted	$(0.00)	$(0.02)	$(0.00)	$(0.05)
Weighted average shares outstanding used in computing per share amounts:
Basic	27,423	22,788	25,675	22,677
Diluted	27,423	22,788	25,675	22,677

The accompanying notes are an integral part of the consolidated financial statements.

SciQuest, Inc.

Consolidated Statement of Stockholders’ Equity

(unaudited)

(in thousands)

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2013	23,811	$24	$108,864	$(1,401)	$(19,308)	$88,179
Proceeds from public offering, net of underwriting discounts and offering costs	3,450	4	87,429	-	-	87,433
Issuance of stock in connection with stock option exercises	65	-	351	-	-	351
Issuance of stock in connection with employee stock purchase plan	33	-	469	-	-	469
Issuance of stock pursuant to vesting of restricted stock units	2	-	-	-	-	-
Issuance of stock in connection with business acquisitions	132	-	-	-	-	-
Stock-based compensation	-	-	3,094	-	-	3,094
Foreign currency translation adjustments	-	-	-	(75)	-	(75)
Net loss	-	-	-	-	(7)	(7)
Balance at June 30, 2014	27,493	$28	$200,207	$(1,476)	$(19,315)	$179,444

The accompanying notes are an integral part of the consolidated financial statements.

SciQuest, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended
	June 30,
	2014	2013
	(unaudited)
Cash flows from operating activities
Net loss	$(7)	$(1,132)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	5,120	3,431
Stock-based compensation expense	3,094	3,286
Deferred taxes	(214)	(1,260)
Changes in operating assets and liabilities:
Accounts receivable	(1,813)	2,216
Prepaid expenses and other current assets	476	110
Deferred commissions and other assets	(113)	576
Accounts payable	931	(632)
Accrued liabilities	(5,971)	(1,141)
Deferred revenues	(4,608)	(2,518)
Net cash (used in) provided by operating activities	(3,105)	2,936
Cash flows from investing activities
Addition of capitalized software development costs	(2,752)	(1,996)
Purchase of property and equipment	(1,559)	(1,666)
Purchase of available-for-sale short-term investments	(67,710)	(13,925)
Maturities of available-for-sale short-term investments	20,480	8,355
Net cash used in investing activities	(51,541)	(9,232)
Cash flows from financing activities
Proceeds from public offering, net of underwriting discount	87,673	-
Public offering costs	(240)	-
Proceeds from exercise of common stock options	351	1,296
Proceeds from employee stock purchase plan activity	541	547
Net cash provided by financing activities	88,325	1,843
Effect of exchange rate changes on cash and cash equivalents	230	(56)
Net increase (decrease) in cash and cash equivalents	33,909	(4,509)
Cash and cash equivalents at beginning of period	19,117	15,606
Cash and cash equivalents at end of period	$53,026	$11,097

The accompanying notes are an integral part of the consolidated financial statements.

SciQuest, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(in thousands, except per share amounts)

1. Description of Business

SciQuest, Inc. (the Company) provides leading cloud-based business automation solutions for spend management. The Company’s solutions include procurement solutions that automate the source-to-settle process, spend analysis solutions that cleanse and classify spend data to drive and measure cost savings, supplier management solutions that facilitate our customers’ interactions with their suppliers, contract lifecycle management solutions that automate the complete contract lifecycle from contract creation through maintenance and accounts payable solutions that automate the invoice processing and vendor payment processes. The Company’s solutions are designed to meet customer needs to reduce costs, simplify and improve visibility into key business processes, further strategic initiatives, enhance control over spending decisions and improve compliance and risk management. By simplifying and streamlining cumbersome, and often manual, processes and creating a comprehensive view of spending and compliance across the organization, organizations can identify and capitalize on opportunities to reduce costs by gaining control over suppliers, contracts, purchases and payments. The Company is headquartered in Morrisville, North Carolina.

Public Offering

On April 1, 2014, the Company completed a public offering of 3,000 shares of common stock at an offering price of $26.75 per share. An additional 450 shares of common stock were sold at an offering price of $26.75 per share pursuant to the underwriters’ over-allotment option. The Company received aggregate net proceeds of approximately $87,433, after payment of underwriting discounts and commissions and estimated legal, accounting, and other fees incurred in connection with the offering and the over-allotment option.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the fiscal year or any future period. The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission on February 21, 2014.

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

SciQuest, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(in thousands, except per share amounts)

Deferred Commissions

The Company capitalizes sales commission costs that are directly related to the execution of its subscription agreements. The commissions are deferred and amortized over the contractual term of the related non-cancelable subscription agreement. The Company believes this is the appropriate method of accounting, as the commission costs are so closely related to the revenues from the subscription agreements that they should be recorded as an asset and charged to expense over the same period that the subscription revenues are recognized. Amortization of deferred commissions is included in sales and marketing expense in the accompanying consolidated statements of operations and comprehensive income (loss). The deferred commissions are reflected in the accompanying consolidated balance sheets.

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

Short-Term Investments

Management determines the appropriate classification of investments at the time of purchase and evaluates such determination as of each balance sheet date. The Company’s investments were classified as available-for-sale securities and are stated at fair value at June 30, 2014 and December 31, 2013. Realized gains and losses are included in other (expense) income based on the specific identification method. There were no realized gains or losses for the three or six months ended June 30, 2014 or 2013. Net unrealized gains and losses on available-for-sale securities are reported as a component of other comprehensive income (loss), net of tax. As of June 30, 2014 and December 31, 2013, there were no unrealized gains or losses on available-for-sale securities. The Company regularly monitors and evaluates the fair value of its investments to identify other-than-temporary declines in value. Management believes no such declines in value existed at June 30, 2014 or December 31, 2013.

Accounts Receivable

The Company assesses the need for an allowance for doubtful accounts based on estimates of probable credit losses. This assessment is based on several factors including aging of customer accounts, known customer specific risks, historical experience and existing economic conditions. The Company generally does not require collateral for receivable balances. Accounts would be charged against the allowance after all means of collection were exhausted and recovery was considered remote. Based on management’s analysis of its outstanding accounts receivable, the Company recorded an allowance of $546 and $556 at June 30, 2014 and December 31, 2013, respectively.

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

Goodwill

Goodwill represents the excess of the cost of an acquired entity over the net fair value of the identifiable assets acquired and liabilities assumed. Goodwill is not amortized, but rather is assessed for impairment at least annually. Additionally, the Company would also review the carrying value of goodwill whenever events or changes in circumstances indicated that its carrying amount may not be recoverable. The Company has concluded that it has one reporting unit for purposes of its annual goodwill impairment testing. To assess goodwill impairment, the first step is to identify if a potential impairment exists by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to have a potential impairment and the second step of the impairment test is not necessary. The results of our most recent annual assessment did not indicate any impairment of goodwill, and as such the second step of the impairment test was not required. Additionally, we do not believe there have been any triggering events that would result in potential impairment of goodwill as of June 30, 2014.

Stock-Based Compensation

Stock-based payments to employees, including grants of employee stock options, are recognized in the consolidated statement of operations and comprehensive income (loss) based on their fair values. Stock-based compensation costs are measured at the grant date based on the fair value of the award and are recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.

Stock-based compensation costs are based on the fair value of the underlying option calculated using the Black-Scholes option-pricing model on the date of grant for stock options. Determining the appropriate fair value model and related assumptions requires judgment, including estimating stock price volatility, forfeiture rates and expected term. The Company uses the historical volatility of its stock price to calculate the expected volatility. Prior to the second half of 2013, the expected volatility rates were estimated based on the actual volatility of comparable public companies over the expected term. The expected term for the six months ended June 30, 2014 and 2013, represents the average time that options that vest are expected to be outstanding based on the mid-point between the vesting date and the end of the contractual term of the award. The Company has not paid dividends and does not anticipate paying a cash dividend in the foreseeable future and, accordingly, uses an expected dividend yield of zero. The risk-free interest rate is based on the rate of U.S. Treasury securities with maturities consistent with the estimated expected term of the awards.

Foreign Currency and Operations

The reporting currency for all periods presented is the U.S. dollar. The functional currency for the Company’s foreign subsidiaries is generally their local currency. The translation of each subsidiary’s financial statements into U.S. dollars is performed for assets and liabilities using exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period. The resulting translation adjustments are recognized in accumulated other comprehensive loss, a separate component of stockholders’ equity. Also included in accumulated other comprehensive loss is the foreign translation loss adjustment of $1,790 and $1,729 at June 30, 2014 and December 31, 2013, respectively, related to the intercompany balance with the Company’s Canadian subsidiary not expected to be settled in the foreseeable future. Realized foreign currency transaction gains and losses are included in other income (expense) in the consolidated statements of operations and comprehensive income (loss).

Segment Data

The Company manages its operations on a consolidated basis for purposes of assessing performance and making operating decisions. Accordingly, the Company has determined that it has a single reportable segment.

Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding for the period. Outstanding unvested restricted stock purchased by employees is subject to repurchase by the Company and therefore is not included in the calculation of the weighted-average shares outstanding until vested. Diluted net income per share is computed

SciQuest, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(in thousands, except per share amounts)

giving effect to all potentially dilutive common stock, including options and restricted stock. The dilutive effect of outstanding awards is reflected in diluted earnings per share by application of the treasury stock method.

The following summarizes the calculation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Basic:
Net loss	$(73)	$(520)	$(7)	$(1,132)
Weighted average common shares, basic	27,423	22,788	25,675	22,677
Basic net loss per share	$(0.00)	$(0.02)	$(0.00)	$(0.05)
Diluted:
Net loss	$(73)	$(520)	$(7)	$(1,132)
Weighted average common shares, basic	27,423	22,788	25,675	22,677
Dilutive effect of:
Options to purchase common stock	-	-	-	-
Nonvested shares of restricted stock	-	-	-	-
Weighted average common shares, diluted	27,423	22,788	25,675	22,677
Diluted net loss per share	$(0.00)	$(0.02)	$(0.00)	$(0.05)

For the three and six months ended June 30, 2014 and 2013, the Company incurred net losses and, therefore, the effect of the Company’s outstanding stock options, nonvested restricted stock and common stock issuable pursuant to the employee stock purchase plan was not included in the calculation of diluted net loss per share as the effect would be anti-dilutive. For the three and six months ended June 30, 2014, diluted net loss per share excluded the impact of 362 and 474 outstanding stock options, 8 and 16 nonvested shares of restricted stock, and 7 and 12 shares of common stock issuable pursuant to the employee stock purchase plan. For the three and six months ended June 30, 2013, diluted net loss per share excluded the impact of 440 and 384 outstanding stock options, 32 and 34 nonvested shares of restricted stock, and 16 and 12 shares of common stock issuable pursuant to the employee stock purchase plan.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued new accounting guidance on revenue recognition, which provides for a single five-step model to be applied to all revenue contracts with customers. The new standard also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard.

SciQuest, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(in thousands, except per share amounts)

This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2016. Early adoption is not permitted. The Company will adopt this standard in the first quarter of 2017. The Company is currently evaluating the impact that the implementation of this standard will have on its financial statements.

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

The following unaudited pro forma consolidated results of operations for the three and six months ended June 30, 2013 assume that the CombineNet acquisition occurred at the beginning of 2012. The unaudited pro forma information combines the historical results for the Company with the historical results for CombineNet for the same period. The unaudited pro forma financial information includes amortization of acquired intangible assets of $567 and $1,141 for the three and six months ended June 30, 2013, respectively, and includes the fair value adjustment for deferred revenue of $2,346 and $2,362 for the three and six months ended June 30, 2013, respectively.

The following unaudited pro forma information is not intended to be indicative of future operating results.

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2013	2013
Pro forma revenue	$24,705	$48,758
Pro forma net loss	$(732)	$(1,610)
Pro forma net loss per share, basic	$(0.03)	$(0.07)
Pro forma net loss per share, diluted	$(0.03)	$(0.07)

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

The purchase price consisted of $8,000 in cash and 113 shares of the Company’s common stock at a fair value of $2,087. The purchase agreement also contained an earnout provision for up to $6,000 in cash and 85 shares of the Company’s common stock based on the successful achievement of certain performance targets and continued employment with the Company from the closing date to December 31, 2013. The performance conditions for Q4 2012 and Q1 2013 were met and the Company paid $2,400 and issued 34 shares of common stock on April 29, 2013. Additionally, the performance conditions for Q2, Q3 and Q4 2013 were met and the Company paid $3,600 on January 31, 2014 and issued 51 shares of common stock on February 3, 2014. The cash earn-out was recognized as compensation expense in the consolidated statement of operations and comprehensive income (loss) in the period in

SciQuest, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(in thousands, except per share amounts)

which it was earned. The fair value of the shares under the stock earn-out was recognized as stock-based compensation expense in the consolidated statement of operations and comprehensive income (loss) over the requisite service period of the award. During the three and six months ended June 30, 2013, the Company recognized compensation expense of $1,200 and $2,400, respectively, and recognized stock-based compensation expense of $313 and $626, respectively, related to this earn-out arrangement.

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

The total purchase price of $13,795 consisted of $9,256 in cash and 351 shares of the Company’s common stock at a fair value of $4,539. The issuance of 25 of these shares, with an estimated fair value of $300, was subject to successful completion of certain performance targets under an earn-out arrangement with a former shareholder of AECsoft. Additionally, 300 shares of the Company’s common stock were issuable under an earn-out arrangement with the other former shareholders of AECsoft, upon the successful achievement of performance conditions over three fiscal years, including continued employment with the Company. The performance conditions for 2012 and 2011 were met in full, and the Company issued 122 shares of common stock on March 20, 2013 and April 14, 2012, respectively. The performance conditions for 2013 were met in full, and the Company issued 81 shares of common stock on February 5, 2014. The fair value of these shares was recognized as stock-based compensation expense in the consolidated statement of operations and comprehensive income (loss) over the requisite service period of the award. During the three and six months ended June 30, 2013, the Company recognized stock-based compensation expense of $244 and $488, respectively, related to this earn-out arrangement.

SciQuest, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(in thousands, except per share amounts)

4. Cash Equivalents and Short-Term Investments

The components of cash equivalents and short-term investments at June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014		December 31, 2013
		Fair Market		Fair Market
	Cost	Value	Cost	Value
Cash Equivalents:
Money market accounts	$1,152	$1,152	$5,349	$5,349
Commercial paper	46,297	46,297	-	-
Short-term investments:
Variable rate demand notes	14,725	14,725	15,105	15,105
Commercial paper	47,610	47,610	-	-
Total	$109,784	$109,784	$20,454	$20,454

There were no unrealized gains or losses as of June 30, 2014 or December 31, 2013.

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

As of June 30, 2014 and December 31, 2013, the Company had cash equivalents of $47,449 and $5,349, respectively, which consist of money market accounts and commercial paper. As of June 30, 2014 and December 31, 2013, the Company had short-term investments of $62,335 and $15,105, respectively, which consist of commercial paper and variable rate demand notes that are invested in corporate and municipal bonds. The variable rate demand notes have final maturities between 2017 and 2042, but are puttable by the Company at any time with seven days notice. These cash equivalents and short-term investments are classified within Level 1 of the fair value hierarchy since they are valued using quoted market prices. As of June 30, 2014 and December 31, 2013, the Company did not have any financial assets or liabilities with observable inputs not quoted on active markets (Level 2), or without observable market values that would require a high level of judgment to determine fair value (Level 3).

The fair value measurements of the Company’s financial assets at June 30, 2014 are as follows:

	Total	Level 1	Level 2	Level 3
Cash equivalents	$47,449	$47,449	$-	$-
Short-term investments	62,335	62,335	-	-
Total	$109,784	$109,784	$-	$-

SciQuest, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(in thousands, except per share amounts)

The fair value measurements of the Company’s financial assets at December 31, 2013 are as follows:

	Total	Level 1	Level 2	Level 3
Cash equivalents	$5,349	$5,349	$-	$-
Short-term investments	15,105	15,105	-	-
Total	$20,454	$20,454	$-	$-

6. Property and Equipment

Property and equipment consist of the following as of June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013
Furniture and fixtures	$1,306	$1,284
Computer software and equipment	21,139	17,036
Leasehold improvements	894	715
Total costs	23,339	19,035
Less accumulated depreciation and amortization	(11,493)	(9,007)
Property and equipment, net	$11,846	$10,028

Depreciation expense related to property and equipment (excluding capitalized internal-use software) was $640 and $543 for the three months ended June 30, 2014 and 2013, respectively, and was $1,250 and $1,017 for the six months ended June 30, 2014 and 2013, respectively.

Computer software and equipment includes capitalized software development costs incurred during development of the Company’s cloud-based solution. The Company capitalized software development costs of $1,476 and $904 during the three months ended June 30, 2014 and 2013, respectively, and $2,747 and $1,983 during the six months ended June 30, 2014 and 2013, respectively. Net capitalized software development costs totaled $6,863 and $5,349 at June 30, 2014 and December 31, 2013, respectively. Amortization expense for the three months ended June 30, 2014 and 2013 related to capitalized software development costs was $673 and $454, respectively, and was $1,231 and $821 for the six months ended June 30, 2014 and 2013, respectively, which is classified within cost of revenues in the accompanying consolidated statements of operations and comprehensive income (loss).

7. Goodwill and Other Intangible Assets

The Company acquired goodwill and certain identifiable intangible assets as part of the acquisitions in August 2013, October 2012, August 2012 and January 2011 and the going private transaction in July 2004.

The changes in the carrying amount of goodwill for the six months ended June 30, 2014 were as follows:

Balance at December 31, 2013	$65,280
Foreign currency translation	(53)
Balance at June 30, 2014	$65,227

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

SciQuest, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(in thousands, except per share amounts)

A summary of intangible assets at June 30, 2014 and December 31, 2013 follows:

	June 30, 2014
	Weighted Average
	Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount
Acquired technology	7.0 years	$19,875	$(10,934)	$8,941
Customer relationships	12.1 years	27,105	(10,615)	16,490
Covenant not to compete	4.2 years	382	(160)	222
Acquired trademarks	4.5 years	1,112	(379)	733
Trademarks	indefinite	430	-	430
Total		$48,904	$(22,088)	$26,816

	December 31, 2013
	Weighted Average
	Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount
Acquired technology	7.0 years	$19,889	$(10,070)	$9,819
Customer relationships	12.1 years	27,117	(9,013)	18,104
Covenant not to compete	4.2 years	382	(112)	270
Acquired trademarks	4.5 years	1,113	(246)	867
Trademarks	indefinite	430	-	430
Total		$48,931	$(19,441)	$29,490

As the functional currency of the Company’s Canadian subsidiary, where certain intangible assets are recorded, is its local currency, there are related foreign currency translation adjustments. The foreign currency is translated into U.S. dollars using the exchange rate in effect at period end, with any adjustment included in other comprehensive income (loss).

Amortization expense of intangible assets was $1,322 and $814 for the three months ended June 30, 2014 and 2013, respectively, of which $519 and $325 is recorded in cost of revenues in the accompanying consolidated statements of operations and comprehensive income (loss) for the three months ended June 30, 2014 and 2013, respectively. Amortization expense of intangible assets was $2,639 and $1,593 for the six months ended June 30, 2014 and 2013, respectively, of which $1,039 and $650 is recorded in cost of revenues in the accompanying consolidated statements of operations for the six months ended June 30, 2014 and 2013, respectively.

The Company estimates the following amortization expense related to its intangible assets for the years ended December 31:

2014 (remaining six months)	$2,523
2015	4,664
2016	4,240
2017	3,783
2018	3,170
Thereafter	8,006
$26,386

8. Debt

On November 2, 2012, the Company established a $30,000 revolving credit facility which will be available for use until November 2, 2015. The revolving credit facility will be used for general corporate purposes. The facility consists of a $20,000 securities secured revolving credit facility and a $10,000 receivables secured revolving credit facility. The securities secured revolving credit facility and

SciQuest, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(in thousands, except per share amounts)

the receivables secured revolving credit facility bear interest equal to the BBA LIBOR Daily Floating Rate plus 0.75% and the BBA LIBOR Daily Floating Rate plus 1.50%, respectively. In addition, the Company pays a quarterly fee equal to 0.10% on any unused funds under the facility. As collateral for extension of credit under the facility, the Company and a domestic subsidiary granted security interests in substantially all of their assets, and the Company pledged the stock of a domestic subsidiary and 66% of the shares of one of its foreign subsidiaries. As of June 30, 2014 and December 31, 2013, the Company had $0 outstanding under the revolving credit facility.

9. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 5,000 shares of $0.001 par value preferred stock, of which 222 shares are designated as Series A redeemable preferred stock. The Company’s Board of Directors has the authority to issue up to 4,778 shares of preferred stock in one or more series and to fix the designations, rights, preferences and privileges and any qualifications, limitations or restrictions of the shares of each such series of preferred stock, including dividend rights and rates, conversion rights, voting rights, terms of redemption including price and sinking fund provisions, liquidation preferences and number of shares constituting any series or the designation of that series. As of June 30, 2014 and December 31, 2013, no shares of preferred stock were issued or outstanding.

Stock Incentive Plan

The Company’s 2013 Stock Incentive Plan (the “Plan”) allows the Company to grant common stock options, stock appreciation rights, restricted stock units and restricted stock awards to employees, board members and others who contribute materially to the success of the Company. The Company reserved 3,500 shares of its common stock for issuance under the Plan. Additionally, per the terms of the Plan, shares of common stock previously reserved for issuance under the 2004 Stock Incentive Plan (the “Prior Plan”) as well as shares reserved for outstanding awards under the Prior Plan for which the awards are canceled, forfeited, repurchased or otherwise result in common stock not being issued will be added to the number of shares available for issuance under the Plan. Restricted stock units and restricted stock awards that are granted shall count towards the total number of shares reserved for issuance under the Plan as 1.65 shares. As of June 30, 2014, 3,475 shares of common stock were available for issuance under the Plan.

The following table summarizes the number of shares outstanding and the number of shares available for future grant under the stock incentive plan at June 30, 2014:

June 30, 2014
Number of shares reserved under the 2013 Plan	3,500
Number of shares remaining for future grants transferred from Prior Plan	854
Number of stock options outstanding under the 2013 Plan	(795)
Weighted average exercise price	$25.04
Weighted average term (in years)	9.4
Number of restricted stock units issued under the 2013 Plan	(95)
Number of stock option forfeitures under the 2013 Plan	11
Number of shares remaining for future grants
SciQuest, Inc. 2013 Stock Incentive Plan	3,475

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

Restricted Stock

The Company issues restricted stock units to certain employees and non-employee directors. Restricted stock units differ from restricted stock awards in that restricted stock units represent the right to receive shares of common stock once such shares are vested

SciQuest, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(in thousands, except per share amounts)

and issuable in accordance with the terms of the restricted stock units. Once issued, such shares are not subject to further restrictions. Stock-based compensation expense related to these restricted stock units is recognized in the consolidated statements of operations and comprehensive income (loss) based on the fair value of these awards, which is the grant date market value of the Company’s common stock. Stock-based compensation expense of $187 and $146 was recorded during the three months ended June 30, 2014 and 2013, respectively, and $331 and $274 was recorded during the six months ended June 30, 2014 and 2013, respectively, in connection with these restricted stock units. The total unrecognized compensation cost related to these awards is approximately $1,648 at June 30, 2014. This amount is expected to be recognized over a weighted-average period of 2.8 years.

The following summarizes the activity of restricted stock units for the six months ended June 30, 2014:

		Weighted-
	Number of	Average Grant
	Shares	Date Fair Value
Nonvested as of December 31, 2013	49	$18.02
Issued	58	24.71
Vested	(21)	20.24
Nonvested as of June 30, 2014	86	$22.00

Additionally, the Company previously issued restricted shares of its common stock to certain employees under the Prior Plan. These awards are recognized in the consolidated statements of operations and comprehensive income (loss) based on their fair values. Stock-based compensation expense of $6 and $17 was recorded during the three and six months ended June 30, 2013, respectively, in connection with these restricted stock awards.

Stock Options

The Company also issues common stock options. The following summarizes stock option activity for the six months ended June 30, 2014:

			Weighted-	Aggregate
			Average	Intrinsic Value
		Weighted-	Remaining	as of
	Number of	Average	Contractual	June 30,
	Options	Exercise Price	Term (In Years)	2014
Balance outstanding as of December 31, 2013	1,967	$15.22	8.0	$26,168
Options granted	446	26.02
Options exercised	(65)	5.42
Options cancelled	(46)	19.39
Balance outstanding as of June 30, 2014	2,302	$17.50	8.0	$6,666
Vested and expected to vest at June 30, 2014	2,055	$17.06	7.9	$6,550
Exercisable as of June 30, 2014	1,064	$13.21	7.0	$5,543

The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying awards and the estimated fair value of the Company’s common stock at June 30, 2014 multiplied by the number of shares that would have been received by the option holders had all option holders exercised their options on June 30, 2014. The aggregate intrinsic value of options exercised during the three months ended June 30, 2014 and 2013 was $300 and $834, respectively. The aggregate intrinsic value of options exercised during the six months ended June 30, 2014 and 2013 was $1,132 and $1,933, respectively.

The total unrecognized compensation cost related to outstanding stock options is $12,949 at June 30, 2014. This amount is expected to be recognized over a weighted-average period of 2.9 years.

SciQuest, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(in thousands, except per share amounts)

The following table summarizes information about stock options outstanding and exercisable at June 30, 2014:

	Options Outstanding at June 30, 2014			Options Exercisable at June 30, 2014
		Weighted-
		Average
		Remaining	Weighted-		Weighted-
		Contractual Term	Average		Average
Range of Exercise Price	Number	(In Years)	Exercise Price	Number	Exercise Price
$0.08 - $0.14	21	1.1	$0.10	21	$0.10
$0.14 - $1.90	3	4.3	1.34	3	1.34
$2.04 - $8.18	207	5.5	3.76	207	3.76
$11.45 - $17.41	1,190	7.5	14.87	714	14.56
$17.50 - $27.64	711	9.2	23.82	105	23.59
$27.91 - $29.14	170	9.6	28.71	14	28.73
Total	2,302	8.0	$17.50	1,064	$13.21

The fair value of common stock options for employees and non-employees is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:

	Six Months Ended June 30,
	2014	2013
Estimated dividend yield	0%	0%
Expected stock price volatiliy	46.1 - 46.3%	52.2 - 55.0%
Weighted-average risk-free interest rate	1.8 - 1.9%	0.9 - 1.3%
Expected life of options (in years)	6.25	6.25

Stock-based compensation expense of $1,363 and $946 was recorded during the three months ended June 30, 2014 and 2013, respectively, and $2,601 and $1,735 was recorded during the six months ended June 30, 2014 and 2013, respectively, related to the Company’s outstanding stock options. The weighted average grant date fair value per share for stock options granted in the six months ended June 30, 2014 and 2013 was $12.19 and $10.09, respectively. The aggregate fair value of stock options that vested during the six months ended June 30, 2014 and 2013 was $2,741 and $1,725, respectively.

As discussed in Note 3, the Company recognized stock-based compensation expense of $313 and $626 in the accompanying consolidated statement of operations and comprehensive income (loss) during the three and six months ended June 30, 2013 related to the earn-out arrangement associated with the Spend Radar acquisition. In addition, the Company recognized stock-based compensation of $244 and $488 in the accompanying consolidated statement of operations and comprehensive income (loss) during the three and six months ended June 30, 2013 related to the earn-out arrangement with certain former shareholders of AECsoft.

Employee Stock Purchase Plan

The Company adopted an Employee Stock Purchase Plan (the “Purchase Plan”) effective June 1, 2012. Eligible employees can contribute up to 10% of their gross earnings for each pay period, up to a maximum of $25 for any calendar year. The initial offering period that commenced on June 1, 2012 was a period of 12 months, and thereafter six month offering periods begin on December 1 and June 1 of each year. During the offering period eligible employees may elect to purchase shares of the Company’s common stock according to the terms of the offering. The per share purchase price is equal to the lesser of 85% of the fair market value of the Company’s common stock on the offering date or 85% of the fair market value of the Company’s common stock on the purchase date. The fair value of stock purchase rights granted under the Purchase Plan is estimated on the date of grant using the Black-Scholes option-pricing model. As of June 30, 2014, 910 shares of common stock were available for issuance to participating employees under the Purchase Plan. During the three months ended June 30, 2014 and 2013, the Company recognized stock-based compensation expense of $81 and $69, respectively, and recognized $162 and $146 during the six months ended June 30, 2014 and 2013, respectively, related to the Purchase Plan.

SciQuest, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(in thousands, except per share amounts)

The fair value of stock purchase rights granted under the Purchase Plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:

	Six Months Ended June 30,
	2014	2013
Estimated dividend yield	0%	0%
Expected stock price volatiliy	46.7%	57.3%
Weighted-average risk-free interest rate	0.06%	0.07%
Expected life of options (in years)	0.5	0.5

10. Income Taxes

The Company computes its provision for income taxes by applying the estimated annual effective tax rate, adjusted for any material items. The Company’s effective tax rate of (29.8)% and (95.7)% for the three and six months ended June 30, 2014, respectively, was lower than the federal statutory rate of 34% primarily due to non-deductible expenses, including stock-based compensation. The Company’s effective tax rate of (50.5)% and (52.2)% for the three and six months ended June 30, 2013, respectively, was lower than the federal statutory rate of 34% primarily due to research and development credits generated, and non-deductible expenses, including stock-based compensation and stock-based compensation associated with the earn-out arrangement.

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

12. Subsequent Events

Lease Assignment

On July 29, 2014, the Company entered into a lease assignment with TrialCard Incorporated (“TrialCard”), pursuant to which the Company assigned, and TrialCard assumed all of the Company’s right, title and interest in the Company’s office lease at its former headquarters. The assignment requires the Company to pay TrialCard an amount equal to $20 as an estimate of additional rental adjustments that are expected to be payable under the lease, which amount will be subject to adjustment based on the actual amounts that become due under the Lease.

In connection with the assignment, the Company amended its office lease with the landlord, ERGS II REO Owner, LLC. This amendment, as a condition to the landlord’s consent to the assignment to TrialCard, requires the Company to make a lump sum payment to the landlord in the amount of $685 as a partial prepayment of rental payments owing under the lease for the remaining lease term.

SciQuest, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(in thousands, except per share amounts)

SciQuest paid the above amounts due under the assignment and amendment on July 30, 2014. These costs will be recognized as expense in the Company’s operating results for the quarter ending September 30, 2014.

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

Key Financial Terms and Metrics

We have several key financial terms and metrics. During the six months ended June 30, 2014, there were no changes with respect to our key financial terms and metrics, which are discussed in more detail under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations--Financial Terms and Metrics” included in our annual report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission on February 21, 2014.

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

During the six months ended June 30, 2014, there were no significant changes in our critical accounting policies or estimates. See Note 2 to our financial statements included elsewhere in this Quarterly Report on Form 10-Q and under the heading “Critical Accounting Policies” in our annual report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission on February 21, 2014, for additional information regarding our critical accounting policies, as well as a description of our other significant accounting policies.

Results of Operations

The following table sets forth, for the periods indicated, our results of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$25,287	$21,205	$50,694	$41,870
Cost of revenues (1) (2)	7,876	6,569	15,546	13,183
Gross profit	17,411	14,636	35,148	28,687
Operating expenses: (1)
Research and development	7,188	6,851	14,115	13,393
Sales and marketing	6,241	5,259	13,201	10,730
General and administrative	3,333	3,089	6,443	5,984
Amortization of intangible assets	803	489	1,600	943
Total operating expenses	17,565	15,688	35,359	31,050
Loss from operations	(154)	(1,052)	(211)	(2,363)
Interest and other income (expense), net	50	1	47	(5)
Loss before income taxes	(104)	(1,051)	(164)	(2,368)
Income tax benefit	31	531	157	1,236
Net loss	$(73)	$(520)	$(7)	$(1,132)

(1)	Amounts include stock-based compensation expense, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of revenues	$183	$124	$346	$244
Research and development	201	434	381	846
Sales and marketing	412	449	774	882
General and administrative	835	717	1,593	1,314
	$1,631	$1,724	$3,094	$3,286
(2)	Cost of revenues includes amortization of capitalized software development costs of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Amortization of capitalized software development costs	$673	$454	$1,231	$821
Amortization of acquired software	519	325	1,039	650
	$1,192	$779	$2,270	$1,471

The following table sets forth, for the periods indicated, our results of operations expressed as a percentage of revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	100%	100%	100%	100%
Cost of revenues	31	31	30	32
Gross profit	69	69	70	68
Operating expenses:
Research and development	28	32	28	32
Sales and marketing	25	25	26	26
General and administrative	13	15	13	14
Amortization of intangible assets	3	2	3	2
Total operating expenses	69	74	70	74
Loss from operations	—	(5)	—	(6)
Interest and other income (expense), net	—	—	—	—
Loss before income taxes	—	(5)	—	(6)
Income tax benefit	—	3	—	3
Net loss	—%	(2)%	—%	(3)%

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Revenues. Revenues for the three months ended June 30, 2014 were $25.3 million, an increase of $4.1 million, or 19%, over revenues of $21.2 million for the three months ended June 30, 2013. The increase in revenues resulted primarily from the recognition of revenue for a full three-month period for the new customers added in, and subsequent to, the three months ended June 30, 2013, as well as revenue relating to customers acquired as a result of our acquisition of CombineNet in August 2013.

Cost of Revenues. Cost of revenues for the three months ended June 30, 2014 was $7.9 million, an increase of $1.3 million, or 20%, over cost of revenues of $6.6 million for the three months ended June 30, 2013. As a percentage of revenues, cost of revenues was 31% for both the three months ended June 30, 2014 and 2013. The increase in dollar amount primarily resulted from a $0.7 million increase in employee-related costs attributable primarily to personnel gained through our CombineNet acquisition, as well as our additional and existing implementation services, supplier enablement services, customer support and client partner personnel, a $0.2 million increase in amortization of capitalized software development costs, a $0.2 million increase in amortization of acquired software due to our acquisition of CombineNet, and a $0.1 million increase in other spend. We had 199 full-time equivalents in our implementation services, supplier enablement services, customer support and client partner organizations at June 30, 2014 compared to 183 full-time equivalents at June 30, 2013.

Research and Development Expenses. Research and development expenses for the three months ended June 30, 2014 were $7.2 million, an increase of $0.3 million, or 4%, from research and development expenses of $6.9 million for the three months ended June 30, 2013. As a percentage of revenues, research and development expense decreased to 28% for the three months ended June 30, 2014 from 32% for the three months ended June 30, 2013. The increase in dollar amount was primarily due to a $0.4 million increase in employee-related costs attributable primarily to personnel gained through our CombineNet acquisition, as well as our additional and existing research and development personnel and a $0.4 million increase in maintenance and hardware costs required to support our growing business, which costs were offset by increases in capitalized software development costs of $0.5 million. We had 222 full-time equivalents in our research and development organization at June 30, 2014 compared to 188 full-time equivalents at June 30, 2013.

Sales and Marketing Expenses. Sales and marketing expenses for the three months ended June 30, 2014 were $6.2 million, an increase of $0.9 million, or 17%, over sales and marketing expenses of $5.3 million for the three months ended June 30, 2013. As a percentage of revenues, sales and marketing expenses were 25% for both the three months ended June 30, 2014 and 2013. The increase in dollar amount was due primarily to a $0.4 million increase in employee-related costs attributable primarily to personnel gained through our CombineNet acquisition, as well as our additional and existing sales and marketing personnel, a $0.2 million increase in travel costs, and a $0.2 million increase in amortized commission expense. We had 102 full-time equivalents in our sales and marketing organization at June 30, 2014 compared to 75 full-time equivalents at June 30, 2013.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2014 were $3.3 million, an increase of $0.2 million, or 6%, over general and administrative expenses of $3.1 million for the three months ended June 30, 2013. As a percentage of revenues, general and administrative expenses decreased to 13% for the three months ended June 30, 2014, from 15% for the three months ended June 30, 2013. The increase in dollar amount was primarily due to a $0.1 million increase in employee-related costs attributable primarily to our additional and existing general and administrative personnel, as well as personnel gained through our CombineNet acquisition, and a $0.1 million increase in stock-based compensation expense. We had 27 full-time equivalents in our general and administrative organization at June 30, 2014 compared to 25 full-time equivalents at June 30, 2013.

Amortization of Intangible Assets. Amortization of intangible assets for the three months ended June 30, 2014 were $0.8 million, an increase of $0.3 million, or 60%, over amortization of intangible assets of $0.5 million for the three months ended June 30, 2013. As a percentage of revenues, amortization of intangible assets increased to 3% for the three months ended June 30, 2014, from 2% for the three months ended June 30, 2013. The increase in dollar amount was due to amortization attributable to intangible assets acquired in connection with our CombineNet acquisition in August 2013.

Income Tax Benefit. Income tax benefit for the three months ended June 30, 2014 was $0.0 million compared to income tax benefit of $0.5 million for the three months ended June 30, 2013. The change in income tax benefit was due to a difference in our pre-tax net loss for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Revenues. Revenues for the six months ended June 30, 2014 were $50.7 million, an increase of $8.8 million, or 21%, over revenues of $41.9 million for the six months ended June 30, 2013. The increase in revenues resulted primarily from the recognition of revenue for a full six-month period for the new customers added in, and subsequent to, the six months ended June 30, 2013, as well as revenue relating to customers acquired as a result of our acquisition of CombineNet in August 2013.

Cost of Revenues. Cost of revenues for the six months ended June 30, 2014 was $15.5 million, an increase of $2.3 million, or 17%, over cost of revenues of $13.2 million for the six months ended June 30, 2013. As a percentage of revenues, cost of revenues decreased to 30% for the six months ended June 30, 2014 from 32% from the six months ended June 30, 2013. The increase in dollar amount primarily resulted from a $1.1 million increase in employee-related costs attributable primarily to personnel gained through our CombineNet acquisition, as well as our additional and existing implementation services, supplier enablement services, customer support and client partner personnel, a $0.4 million increase in amortization of capitalized software development costs, a $0.4 million increase in amortization of acquired software due to our acquisition of CombineNet, and a $0.3 million increase in other spend. We had 199 full-time equivalents in our implementation services, supplier enablement services, customer support and client partner organizations at June 30, 2014 compared to 183 full-time equivalents at June 30, 2013.

Research and Development Expenses. Research and development expenses for the six months ended June 30, 2014 were $14.1 million, an increase of $0.7 million, or 5%, from research and development expenses of $13.4 million for the six months ended June 30, 2013. As a percentage of revenues, research and development expense decreased to 28% for the three months ended June 30, 2014 from 32% for the six months ended June 30, 2013. The increase in dollar amount was primarily due to a $0.7 million increase in employee-related costs attributable primarily to personnel gained through our CombineNet acquisition, as well as our additional and existing research and development personnel and a $0.8 million increase in maintenance and hardware costs required to support our growing business, which costs were offset by increases in capitalized software development costs of $0.7 million. We had 222 full-time equivalents in our research and development organization at June 30, 2014 compared to 188 full-time equivalents at June 30, 2013.

Sales and Marketing Expenses. Sales and marketing expenses for the six months ended June 30, 2014 were $13.2 million, an increase of $2.5 million, or 23%, over sales and marketing expenses of $10.7 million for the six months ended June 30, 2013. As a percentage of revenues, sales and marketing expenses were 26% for both the six months ended June 30, 2014 and 2013. The increase in dollar amount was due primarily to a $0.9 million increase in employee-related costs attributable primarily to personnel gained through our CombineNet acquisition, as well as our additional and existing sales and marketing personnel, a $0.4 million increase in trade show related costs, a $0.4 million increase in travel costs, a $0.3 million increase in amortized commission expense, and a $0.4 million increase in other sales and marketing spend. We had 102 full-time equivalents in our sales and marketing organization at June 30, 2014 compared to 75 full-time equivalents at June 30, 2013.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2014 were $6.4 million, an increase of $0.4 million, or 7%, over general and administrative expenses of $6.0 million for the six months ended June 30, 2013. As a percentage of revenues, general and administrative expenses decreased to 13% for the six months ended June 30, 2014, from 14% for the six months ended June 30, 2013. The increase in dollar amount was primarily due to a $0.2 million increase in employee-related costs attributable primarily to our additional and existing general and administrative personnel, as well as personnel gained through our CombineNet acquisition, and a $0.3 million increase in stock-based compensation expense. We had 27 full-time equivalents in our general and administrative organization at June 30, 2014 compared to 25 full-time equivalents at June 30, 2013.

Amortization of Intangible Assets. Amortization of intangible assets for the six months ended June 30, 2014 were $1.6 million, an increase of $0.7 million, or 78%, over amortization of intangible assets of $0.9 million for the six months ended June 30, 2013. As a percentage of revenues, amortization of intangible assets increased to 3% for the six months ended June 30, 2014, from 2% for the six months ended June 30, 2013. The increase in dollar amount was due to amortization attributable to intangible assets acquired in connection with our CombineNet acquisition in August 2013.

Income Tax Benefit. Income tax benefit for the six months ended June 30, 2014 was $0.2 million compared to income tax benefit of $1.2 million for the six months ended June 30, 2013. The change in income tax benefit was due to a difference in our pre-tax net loss for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.

Liquidity

Net Cash Flows from Operating Activities

Net cash used in operating activities was $3.1 million during the six months ended June 30, 2014. Our cash flow from operations is primarily a result of the timing of cash payments from our customers, offset by the timing of our cash expenditures, which are primarily employee salaries. Since annual subscription fees are typically due on each anniversary of contract signing, the amount of cash received for annual subscription fees typically fluctuates on a quarterly basis based on the historical levels of new business sales in that quarter. Due to lower historical sales levels in our first quarter, combined with the payment of annual bonuses from the prior year in our first quarter, our cash flow from operations is typically lowest in our first quarter. Due also to the historical timing of business sales, our cash flow from operations is lower in our second quarter as compared to our third and fourth quarters. The cash payments from customers were approximately $45 million during the six months ended June 30, 2014. The cash expenditures for employee salaries, including incentive payments, were approximately $31 million during the six months ended June 30, 2014.

For the six months ended June 30, 2014, net cash used in operating activities of $3.1 million was primarily the result of $3.1 million of stock-based compensation, and $5.1 million of depreciation and amortization plus a $0.9 million increase in accounts payable, less a $4.6 million decrease in deferred revenues, a $6.0 million decrease in accrued liabilities, and a $1.8 million increase in accounts receivable.

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

As of June 30, 2014, we had net operating loss carryforwards of approximately $207.4 million available to reduce future federal taxable income. Use of these carryforwards is subject to significant limitations. In the future, we may fully utilize our available net operating loss carryforwards and would begin making income tax payments at that time. In addition, the limitations on utilizing net operating loss carryforwards and other minimum state taxes may also increase our overall tax obligations. We expect that if we generate taxable income and/or we are not allowed to use net operating loss carryforwards for federal/state income tax purposes, our cash generated from operations will be adequate to meet our income tax obligations.

Net Cash Flows from Investing Activities

For the six months ended June 30, 2014, net cash used in investing activities was $51.5 million, consisting of net purchases of $47.2 million of short-term investments, various capital expenditures of $1.6 million and capitalization of $2.8 million of software development costs. In general, our capital expenditures are for our network infrastructure to support our increasing customer base and growth in new business and for internal use, such as equipment for our increasing employee headcount.

For the six months ended June 30, 2013, net cash used in investing activities was $9.2 million, consisting of net purchases of $5.6 million of short-term investments, various capital expenditures of $1.7 million and capitalization of $2.0 million of software development costs.

Net Cash Flows from Financing Activities

For the six months ended June 30, 2014, net cash provided by financing activities was $88.3 million, consisting of $87.4 million in proceeds from our public offering, net of underwriting discounts and offering costs, $0.4 million in proceeds from the exercise of common stock options and $0.5 million in proceeds from the employee stock purchase plan.

For the six months ended June 30, 2013, net cash provided by financing activities was $1.8 million, consisting of $1.3 million in proceeds from the exercise of common stock options and $0.5 million in proceeds from the employee stock purchase plan.

Line of Credit

On November 2, 2012, we established a $30 million revolving credit facility to cost effectively increase our liquidity, though we have no current plans to utilize it. The facility consists of a $20 million securities secured revolving credit facility and a $10 million receivables secured revolving credit facility and will be available for use until November 2, 2015. The securities secured facility and the receivables secured facility bear interest equal to the BBA LIBOR Daily Floating Rate plus 0.75% and the BBA LIBOR Daily Floating Rate plus 1.50%, respectively. We pay a quarterly fee equal to 0.10% on any unused funds under the facility. As of June 30, 2014 and December 31, 2013, we had $0 outstanding.

Off-Balance Sheet Arrangements

As of June 30, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space, we do not engage in off-balance sheet financing arrangements. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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

Contractual and Commercial Commitment Summary

We have contractual obligations that require us to make future cash payments. On July 29, 2014, we entered into a lease assignment with TrialCard Incorporated (“TrialCard”), pursuant to which we assigned, and TrialCard assumed, all of our right, title and interest in our office lease at our former headquarters. As a result, the contractual and commercial commitments that are discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual and Commercial Commitment Summary” included in our annual report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission on February 21, 2014, have been updated as follows:

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Operating lease commitments (1)	$21,775	$1,459	$4,742	$4,180	$11,394

(1)

Excludes approximately $3 million in future rent payments that have been assumed by TrialCard. In the event that TrialCard defaults on any such payments, we would be liable to the landlord for such payments.

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

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, an evaluation as of June 30, 2014 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2014, were effective for the purposes stated above.

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
Date: August 8, 2014