Form 10-K
period 2014-12-31
SCIQUEST INC
filed 2015-02-23
CIK 1082526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to                     .

Commission file number: 001-34875

SCIQUEST, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	56-2127592
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
3020 Carrington Mill Boulevard, Suite 100 Morrisville, North Carolina	27560
(Address of principal executive offices)	(Zip Code)

(919) 659-2100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $0.001 par value	The NASDAQ Stock Market LLC (NASDAQ Global Market)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on the NASDAQ Global Market as of the last business day of its most recently completed second fiscal quarter was $486,359,307.

As of January 31, 2015, 27,577,698 shares of the registrant’s common stock, par value $0.001 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III — Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s 2014 fiscal year. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be a part of this report on Form 10-K.

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

As of December 31, 2014, we served 529 customers, excluding customers that spend less than $10,000 per year with us. For the fiscal year ended December 31, 2014, revenues increased 13% to $101.9 million from $90.2 million for the fiscal year ended December 31, 2013. For the fiscal year ended December 31, 2013, revenues increased 36% to $90.2 million from $66.5 million for the fiscal year ended December 31, 2012. No customer accounted for more than 10% of our revenues during 2012, 2013 or 2014. Our high customer retention, combined with our long-term contracts, increases the visibility and predictability of our revenues compared with traditional perpetual license-based software businesses.

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

Traditionally, procurement organizations and employees have relied on manual, paper-based processes to procure goods and services, resulting in inaccuracies, inefficiencies, poor control and reduced user productivity. Automated processes can provide procurement departments with greater visibility and control over purchasing, maverick spending and the ability to realize cost-savings by negotiating price discounts and driving spend to lower priced goods. According to Gartner, the global procurement software market, which is a subset of the spend management market, is forecast to grow at an average annual growth rate of 10.3% to $4.6 billion in 2018.

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

Accounts Payable. Historically, accounts payable processes have been highly manual and inefficient. According to recent research published by the Aberdeen Group, leading companies have an average cost of $4.34 to process an invoice from receipt through settlement, with a processing time of 7.3 days, with annualized savings of 11.7% when capturing early payment discount opportunities. Inefficient accounts payable processes can lead to late payment penalties due to lengthy invoice processing cycle times, duplicate or incorrect payments due to manual data entry errors, the inability to capitalize on prompt payment discounts, lack of visibility into outstanding liabilities and increased supply chain risks due to frustrated suppliers. Technology solutions to automate accounts payable processes enable organizations to reduce invoice processing errors, late payment penalties, duplicate payments and overpayments as well as realize prompt payment discounts. Through automation, organizations can also reduce the number of employees dedicated to the accounts payable function and redirect them to more strategic roles.

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

The introduction of SaaS-based spend management solutions within the past several years has enabled commercial transactions and other business processes to be conducted online more efficiently. These systems provide better access both within an organization and suppliers and other third parties and offer lower implementation and ongoing maintenance and upgrade costs. We believe there is a substantial market for focused, easy-to-use solutions that establish and maintain strong and efficient commercial relationships between organizations and their suppliers and other third parties.

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

•

Achieve Savings Objectives. SciQuest solutions ultimately help customers reduce their spend through organization-wide transparency, automation, compliance and analysis. Our procurement solution enable organizations to realize the benefits of spend management by identifying and establishing contracts with preferred suppliers, negotiating pricing discounts, driving spend to those preferred contracts and promoting process efficiencies through electronic transactions. Our contract lifecycle management solution facilitates more effective contract negotiation and compliance that can result in better contract terms. Our accounts payable solution can help organizations better manage and realize prompt payment discounts and avoid late payment penalties. As a result, customers are able to achieve significant savings associated with their spending activities.

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

Business Strengths and Success Factors

We believe that there are a number of characteristics that have facilitated, and are expected to continue to facilitate, our growth, including:

•

Large and growing addressable market. According to Gartner, the global procurement software market, which is a subset of the spend management market, is forecast to grow at an average annual growth rate of 10.3% to $4.6 billion in 2018. We believe that this large and growing market presents a significant opportunity to continue our revenue growth. Furthermore, our expansion into the general commercial market together with our past acquisitions have increased our addressable market and growth opportunities. Beginning in 2013, we have significantly increased the size of our sales force to capitalize on our growth opportunities.

•

Leading provider of spend management software with a broad, differentiated cloud-based platform. We believe that we are uniquely positioned as a full-suite provider of cloud based spend management solutions that can also provide best-in-class point solutions as needed by organizations. This is contrasted with large full-suite and ERP providers that primarily offer only full-suite solutions and/or implement their products on-premise and specialty providers that address only certain aspects of spend management. In addition, our broad offering can be attractive to many organizations when compared to competitors that offer only point solutions. The flexibility to offer both full suite and point solutions not only differentiates us but also offers cross-selling and other growth opportunities. We have been providing cloud-based solutions since 2001, and our non-services revenue is primarily derived from software based on a SaaS delivery model. As a result, we have made significant investment in our cloud-based platform, which enables us to offer greater functionality, easier integration and improved reliability with less cost and risk to the customer than traditional on-premise solutions. We have 33 issued U.S. patents covering our products with additional U.S. patent applications pending.

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

•

Focus on customer value. Delivering value to our customers is at the core of our business philosophy. We focus extensively on ensuring that customers achieve a demonstrated return on investment from our solutions, and we proactively engage with our customers to continually improve our software and services. To this end, many of our customers are paired with a member of our client partner organization that proactively assists that customer to maximize its return on investment and related benefits from their implementation of our solutions. Our value proposition and high customer satisfaction rates have led to strong recurring revenue retention rates of approximately 106%, 100% and 96% for 2012, 2013 and 2014, respectively. We calculate recurring revenue retention rates for a particular period by comparing the subscription revenue for all customers at the end of the prior period to the subscription revenue for those same customers at the end of the current period. Customer referrals historically have been a significant source of new business that has contributed to our growth.

•

Maximize long-term customer revenue. A key aspect of our SaaS business model is to maximize the recurring revenue stream from each customer through price increases upon renewal and the sale of new products, which result in increased annual subscription fees and additional implementation service fees. In 2012, 2013 and 2014, approximately 36%, 41% and 55%, respectively, of new sales consisted of sales of additional products with services to existing customers. By adding our advanced sourcing product in 2013, spend analysis, contract lifecycle management and accounts payable products in 2012 and our supplier management products in 2011 to our product suite that we can sell into our installed customer base, we have enhanced our ability to increase our current revenue streams.

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

Our Growth Strategy

We seek to become the leading provider of business automation solutions for spend management. Our key strategic initiatives include:

•

Commercial Market Expansion. Over the past several years through acquisitions as well as our own marketing efforts, we have broadened our market focus beyond our historical vertical markets to include the general commercial market. We believe the general commercial market represents a significant market opportunity for our solutions, with mid-market companies representing a particularly attractive opportunity as these companies are less likely to have incumbent spend management technology. We intend to pursue this opportunity through focused sales and marketing efforts to expand our reach and brand awareness into key segments of the commercial market. We also intend to expand our product portfolio through either acquisitions or internal development to add products that will strengthen our competitive position in the commercial market.

•

Capitalize on cross-selling opportunities into our installed customer base. As of December 31, 2014, our solutions were being used by 529 customers, excluding customers that spend less than $10,000 per year with us, and most of these customers do not currently utilize all, or even a majority, of our solutions. Our existing customer base provides us with a significant opportunity to sell additional products, including new products that we develop or acquire. For the years ended December 31, 2012, 2013 and 2014, approximately 36%, 41% and 55%, respectively, of new sales have consisted of sales of additional products with services to existing customers. In addition to marketing our existing products, we also plan to develop and/or acquire additional products to sell to our existing customers by leveraging our position as a trusted spend management solution vendor.
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

•

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

The following is an overview of the products comprising our solutions:

Procurement Products

Spend Director Enterprise:

•	A one-stop marketplace for all goods and services;
•	Familiar e-commerce shopping cart functionality;
•	Preferred positioning for suppliers to promote best contracts or other spending priorities;
•	Budget and spend tracking by contract;
•	Contract price validation;
•	Enhances existing procurement processes; and
•	Spend, cycle time and site usage reporting and dashboard.

Sourcing Director:

•	Expedite bid creation, addendum, extension and distribution process for RFxs;
•	Self-service supplier portal for registration, event alerting and participation;
•	Analyze bid events with side-by-side and scenario analysis
•	Automatic scoring and cost analysis; and
•	RFx template library to create efficiencies.

Advanced Sourcing Optimizer:

•	Manage complex sourcing events requiring flexible bidding capabilities and analytical power;
•	Optimizes award decisions based on costs, value, risk profiles, business rules and other preferences;
•	Robust “what if” bid analysis scenario development;
•	Conduct sealed-bid RFx and a variety of eAuction types;
•	Supports expressive bidding and feedback to create a collaborative marketplace;

Requisition Manager:

•	Create and submit requisitions electronically;
•	Preview approval workflow and track requisitions online;
•	Route requisitions electronically based on any requisition attribute;
•	Provide flexible approval options and 24/7 remote access
•	Consolidates requisitions to maximize discounts; and
•	Analyze requisition data to identify savings opportunities and audit contract compliance.

Order Manager:

•	Exchange purchase documents electronically and securely with suppliers;
•	Manage purchase documents automatically, eliminating paper processes;
•	Communicate order status to requisitioners electronically;
•	Track order status automatically with participating suppliers; and
•	Analyze order data to identify savings opportunities.

Enterprise Reagent Manager:

•	One-stop chemical reagent shopping;
•	Integrated, automated purchasing and receipt;
•	Enforced health and safety compliance;
•	Reduced material and disposal costs; and
•	Configurable inventory and operations reporting.

Spend Analysis Products

Spend Radar Data Manager:

•	Collect organization-wide spend and spend-related data in one central database;
•	Cleanse organization-wide spend and spend-related data to improve accuracy and ease of analysis;
•	Classify organization-wide spend and spend-related data to analyze and report on true and accurate totals; and
•	Refresh data analysis on an ongoing basis according to customer specifications.

Spend Radar Refresh Manager:

•	Permits customer to conduct refreshes of spend analysis data after initial classification;
•	Manages and maintains changes to supplier groupings and structure; and
•	Updates spend data classifications.

Spend Radar Reporting and Analysis:

•	Integrated with Spend Radar Data Manager;
•	Provides analysis and reporting of spend data through both standard and custom reports;
•	Visual, interactive reports that simplify complex analysis; and
•	Ability to export spend data to Excel, PowerPoint, PDF or CSV.

Supplier Information Management Product

Total Supplier Manager:

•	Supplier registration and profile management portal for suppliers;
•	Pre-qualification process to provide insight into supplier capabilities during initial registration process;
•	Automate on-boarding supplier setup processes for payables;
•	Diversity certification tracking and verification and 2nd tier reporting; and
•	Collect, review and manage supplier compliance information.

Contract Lifecycle Management Product

Contract Director:

•	Supports all contract types, including procurement, sales, manufacturer, distributor and others;
•	Contract authoring supported by a guided ‘wizard’-like process;
•	Template and clause library to support central management of standard contract terms and conditions;
•	Flexible workflow approvals and editing rights;
•	Central contract repository with alerting and compliance monitoring for amendments, renewals and milestones; and
•	Supports electronic signatures.

Accounts Payable Product

AP Director:

•	Electronic invoicing through cXML or EDI eInvoicing, portal invoicing and OCR outsourcing capabilities;
•	Automated, intuitive receiving to minimize the risk of goods not received, damaged or returned;
•	Flexible two-way or three-way matching of invoices, purchase orders and contracts customizable to customer requirements;
•	Accelerated invoice approval process;
•	Reduced labor-intensive vendor support through a comprehensive supplier self-service portal; and
•	Standard reports for review, analysis and management of invoice exceptions and performance.

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

Customers

As of December 31, 2014, we served 529 customers, excluding customers that spend less than $10,000 per year with us. In 2012, 2013 and 2014, substantially all of our revenues were derived from customers in the United States or United States-based multinational companies. No customer accounted for more than 10% of our total revenues in 2012, 2013 and 2014. Our ten largest customers accounted for no more than 15% of our total revenues in each of 2012, 2013 or 2014. Our value proposition and high customer satisfaction rates have led to strong recurring revenue retention rates of approximately 106%, 100% and 96% for 2012, 2013 and 2014, respectively. We calculate recurring revenue retention rates for a particular period by comparing the subscription revenue for all customers at the end of the prior period to the subscription revenue for those same customers at the end of the current period.

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

Sales and Marketing

We market and sell our solutions through a direct sales force, which represents the largest source of our total revenues. Our sales force is generally organized by market, including general commercial, higher education, healthcare and state and local government, as well as by region.

We supplement our direct sales efforts with strategic partner relationships principally in order to increase market awareness and generate sales leads. Our strategic partners generally consist of suppliers, consulting firms, technology providers, ERP providers and purchasing consultants and consortia. The relationships include referral and re-seller relationships. We have a business development group within our sales organization to manage these relationships.

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

As of December 31, 2014, our sales and marketing organization consisted of 101 employees.

We also conduct NextLevel, an annual event that brings the spend management community, including industry experts, thought leaders and suppliers, together to discuss the latest thinking, newest strategies and most innovative solutions. The annual NextLevel conference typically occurs in late February or early March and is attended by customers, prospects, suppliers, partners and other attendees.

Historically, we had lower new sales in our first and third quarters than in the remainder of our year as a result of seasonal variations in our business, principally due to the timing of client budget cycles in the higher education and state and local government vertical markets. Due in large part to the expansion of our product portfolio and market focus, we do not believe that we currently experience material seasonality.

Competition

The market for spend management solutions is competitive, highly fragmented, rapidly evolving and subject to changes in technology. We compete primarily with relatively small specialty software vendors, large ERP vendors and internally developed and maintained solutions. Our current principal competitors include:

•

Specialty vendors or niche providers that compete with one or more or our solutions, including Aravo, Basware, BravoSolution, Coupa, ESM Solutions, Flowsource, GXS, Hubwoo, OB10, Perfect Commerce, Periscope, Selectica, Verian and Zycus; and

•	Enterprise software application vendors, including SAP AG, Oracle, IBM and Infor.

We believe the principal competitive factors and market demands in our industry include the following:

•	breadth and depth of capabilities;
•	ease of use and overall user experience;
•	price;
•	measurability of results, demonstrable return-on-investment and perceived value;
•	ease and speed of implementation;
•	solution configurability;
•	performance and reliability of the software;
•	ability to integrate with existing systems;
•	reputation and brand name recognition;
•	satisfaction of customer base; and
•	managed network and supplier services.

We believe we compete favorably with our competitors on the basis of these factors. However, some of our existing and potential competitors have greater financial resources, longer operating histories and more name recognition. We may face future competition in our markets from other large, established companies, as well as emerging companies.

Technology

Our product suite is primarily cloud-based, requiring only a standard Web browser and access to the Internet, with no behind-the-firewall components. We also have one specialty inventory management product that can be deployed behind the customer’s firewall, and our contract lifecycle management product is available to be deployed behind the firewall as well.

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

As of December 31, 2014, our product development organization consisted of 222 employees.

Our research and development expenses were $17.2 million, $28.3 million and $28.3 million in 2012, 2013 and 2014, respectively.

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

We have 33 issued U.S. patents (with expiration dates ranging from 2018 to 2031) with additional U.S. patent applications pending. We have no foreign patents or patent applications. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims.

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

Employees

As of December 31, 2014, we had 562 full-time employees. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

•	we are subject to a lengthy sales cycle and delays or failures to complete sales may harm our business and result in slower growth;
•

to the extent that future sales opportunities trend towards individual product sales rather than multi-product sales, the average sales price per customer of our solutions would likely decrease, which could have an adverse effect on our ability to increase future revenue and profitability;

•	the failure to integrate successfully businesses that we have acquired or may acquire could adversely affect our business;
•

economic factors can cause reductions in spending by our customers and potential customers, which in turn could adversely affect our business, lengthen our sales cycles and make it difficult for us to forecast operating results accurately;

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

To increase our revenues and cash flows, we must regularly add new customers and sell additional products and services to our existing customers. If we are unable to hire or retain quality sales personnel, unable to generate sufficient sales leads through our marketing programs, unable to sell our products and services to potential or current customers or if our existing or new customers do not perceive our solutions to be of sufficiently high value and quality, we may not be able to increase sales and our operating results would be adversely affected. In addition, our revenue growth is partially dependent on the continued sale of our products across the entire addressable market for spend management solutions without regard to our historical vertical markets. If we are unsuccessful in our efforts to sell our products services outside of our historical vertical markets, our revenue growth, cash flows and profitability may be materially and adversely affected. If we fail to sell new products and services to existing or new customers, our operating results will suffer, and our revenue growth, cash flows and profitability may be materially and adversely affected.

Our failure to sustain our historical renewal rates, pricing and terms of our customer contracts would adversely affect our operating results.

We derive, and expect to continue to derive, substantially all of our license revenues from recurring subscription fees for our spend management solutions. Should our current customers lose confidence in the value or effectiveness of our solutions, the demand for our products and services will likely decline, which could materially and adversely affect our renewal rates, pricing and contract terms. Our subscription agreements with customers are typically for either a term of ranging from three to five years in length or a one-year term with automatic renewal provisions. Our value proposition and high customer satisfaction rates have led to strong recurring revenue retention rates of approximately 106%, 100% and 96% for 2012, 2013 and 2014, respectively. We calculate recurring revenue retention rates for a particular period by comparing the subscription revenue for all customers at the end of the prior period to the subscription revenue for those same customers at the end of the current period. If our customers choose not to renew their subscription agreements with us at similar rates and on similar or more favorable terms, our business, operating results and financial condition may be materially and adversely affected.

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

Economic factors can cause reductions in spending by our customers and potential customers, which in turn could adversely affect our business, lengthen our sales cycles and make it difficult for us to forecast operating results accurately.

Our revenues depend significantly on economic conditions in our addressable market as well as the economy as a whole. We have experienced, and may experience in the future, spending constraints by our customers and potential customers due to economic factors affecting particular customers, industries or the U.S. or global economy as a whole. Many of our customers and potential customers face significant budgetary constraints that have limited spending on technology solutions. Continued spending constraints may result in slower growth, or reductions, in revenues and profits in the future. In addition, economic factors or uncertainty may cause customers and potential customers to reduce or delay technology purchases, including purchases of our solutions. Our sales cycle may lengthen if purchasing decisions are delayed as a result of uncertain budget availability or if contract negotiations become more protracted or difficult as customers institute additional internal approvals for information technology purchases. Economic factors could also cause customers to attempt to cancel or not renew existing contracts. These economic factors could result in reductions in sales of our products and services, longer sales cycles, difficulties in collecting accounts receivable or delayed payments, slower adoption of new technologies and increased price competition. Any of these events or any significant reduction in spending by our customers and potential customers would likely harm our business, financial condition, operating results and cash flows.

Product development delays could damage our reputation and sales efforts.

Developing new products and updated versions of our existing products for release at regular intervals is important to our business efforts. At times, we may experience delays in our development process that result in new releases being delayed or lacking expected features or functionality. In addition, we have undertaken, and may in the future undertake, significant development efforts with respect to acquired products in order for these products to better integrate with our full product suite, which may cause interruptions or delays in our ability to sell these acquired products. New product or version releases that are delayed or do not meet expectations may result in customer dissatisfaction, which in turn could damage significantly our reputation and sales efforts. Such damage to our reputation and sales efforts could negatively impact our operating results.

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

We derive, and expect in the near-term to continue to derive, substantially all of our revenues from our spend management solutions. Our current expectations with respect to growth may not prove to be correct. The market for our solutions is at a relatively early stage of development, making our business and future prospects difficult to evaluate. Should our prospective customers fail to recognize, or our current customers lose confidence in, the value or effectiveness of our solutions, the demand for our products and services will likely decline. Any significant price compression as a result of newly introduced solutions or consolidation among our competitors could have a material adverse effect on our business. A number of factors could affect our customers’ assessment of the value or effectiveness of our solutions, including the following:

•	their comfort with current purchasing and spend management procedures;
•	the costs and resources required to adopt new business procedures;
•	reductions in capital expenditures or technology spending budgets;
•	the price, performance and availability of competing solutions or delivery platforms; or
•	security and privacy concerns.

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

Our operating plan to maintain profitability is based upon estimates of our future expenses. For instance, we expect our operating expenses to increase in 2015 as compared to 2014 in order to support anticipated revenue growth. If our future expenses are greater than anticipated, our ability to maintain profitability may be negatively impacted. Greater than anticipated expenses may negatively impact our cash flows, which could cause us to expend our capital faster than anticipated. Also, a large percentage of our expenses are relatively fixed, which may make it difficult to reduce expenses significantly in the future.

Our future revenue growth could be impaired if our investment in direct and indirect sales channels for our products is unsuccessful.

We have invested significant time and resources in developing our direct sales force and our indirect sales channels. Sales through our direct sales force represent the primary source of our revenues. We supplement our direct sales force with indirect sales channels for our products through relationships with suppliers, technology providers, consultants, ERP providers and purchasing consortia. We cannot be assured that our direct or indirect sales channels will be successful or that we will be able to develop additional indirect sales channels to support our direct sales channel. If our direct sales efforts, and to a lesser extent our indirect sales efforts, are not effective, our ability to achieve revenue growth may be impaired. As we develop additional indirect sales channels, we may experience conflicts with our direct sales force to the extent that these sales channels target the same customer bases. Successful management of these potential conflicts will be necessary in order to maximize our revenue growth.

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

To date, we have funded our business through our cash flows from operations, and the proceeds of our initial public offering in September 2010 and our follow-on public offerings in April 2011 and March 2014. We also established a $30 million credit facility in November 2012. In February 2014, we filed a shelf registration statement on Form S-3 covering 8,000,000 shares of common stock, which may be offered and sold in one or more public offerings in the future. We sold 3,450,000 shares of common stock in our March 2014 follow-on public offering pursuant to such shelf registration statement. There can be no assurance as to whether all or any portion of the remaining shares covered by this registration statement will be offered or sold in the future. However, we may need to raise additional funds to achieve our future strategic objectives, including the execution of our strategy to pursue acquisitions. We may not be able to obtain additional debt or equity financing on favorable terms, if at all. Decreases in our stock price could adversely affect our ability to raise capital or complete acquisitions. If we raise additional equity financing, our security holders may experience significant dilution of their ownership interests and the value of shares of our common stock could decline. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, force us to maintain specified liquidity or other ratios or restrict our ability to pay dividends or make acquisitions. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

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

We continue to have revenue concentration in the higher education market, which could make us vulnerable to adverse trends or events affecting those markets.

Due to our historical focus on vertical markets, we continue to have a significant portion of our revenue concentrated in the higher education market. Many of our customers and potential customers in the higher education market have been facing significant budgetary constraints that have limited spending on technology solutions. Continued spending constraints in this market may result in slower growth, or reductions, in our revenues and profits in the future. In addition, the number of potential customers in this market is relatively finite, which could limit our future growth prospects. Furthermore, many of our sales opportunities are generated by referrals from existing customers due to the collaborative nature of these markets, and therefore, our failure to provide a beneficial solution to our existing customers could adversely impact our reputation in these markets and our ability to generate new referral customers. If any of these circumstances result in decreased revenues or profitability from our existing customers in the higher education market or reduce our ability to generate new customers in this market, our overall revenues and profits could be materially and adversely affected.

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

As of December 31, 2014, we had net operating loss carryforwards of approximately $212.6 million for U.S. federal tax purposes, the use of which may be substantially limited. These loss carryforwards will begin to expire in 2018. To the extent these net operating loss carryforwards are available, we intend to use them to reduce the corporate income tax liability associated with our operations. Section 382 of the U.S. Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that might be used to offset taxable income when a corporation has undergone significant changes in stock ownership. As a result, prior or future changes in ownership could put limitations on the availability of our net operating loss carryforwards. To the extent our use of net operating loss carryforwards is significantly limited, our income could be subject to corporate income tax earlier than it would if we were able to use net operating loss carryforwards, which could result in lower profits.

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

Fluctuations in our quarterly results of operations may be due to a number of factors including, but not limited to, those listed below and others identified throughout this “Risk Factors” section:

•	our ability to retain and increase sales to existing customers and to attract new customers;
•	the timing and success of new product introductions or upgrades by us or our competitors;
•	changes in our pricing policies or those of our competitors;
•	mix of sales between single solution and multi-solution sales;
•	renewal rates of existing customers;
•	potential consolidation among our customers;
•	potential foreign currency exchange gains and losses associated with expenses and sales denominated in currencies other than the U.S. dollar;

•	the amount and timing of expenditures related to development, adaptation or acquisition of technologies, products or businesses;
•	competition, including entry into the industry by new competitors and new offerings by existing competitors; and
•	general economic, industry and market conditions that impact expenditures for technology solutions in our target markets.

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

As of December 31, 2014, our directors and executive officers, together with their affiliates, beneficially owned, in the aggregate, approximately 6% of our common stock. In addition, as of December 31, 2014, approximately 40% of our outstanding common stock was held by holders of more than 5% of our common stock. These stockholders may have interests that differ from yours, and they may vote in a way with which you disagree and that may be adverse to your interests. This concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with significant concentration of ownership. Also, these stockholders, acting together, may be able to control the outcome of matters submitted to our stockholders for approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. In addition, these stockholders, acting together, could have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

•	delaying, deferring or preventing a change in corporate control;
•	impeding a merger, consolidation, takeover or other business combination involving us; or
•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

Our stock price could decline due to the large number of outstanding shares of our common stock eligible for future sale.

If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our stockholders might sell shares of our common stock could also depress the market price of our common stock. As of December 31, 2014, we had approximately 6,700,000 shares of our common stock issuable under approved equity compensation plans that are covered by effective registration statements.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Morrisville, North Carolina, where we currently lease approximately 78,500 square feet of office space. This lease expires in July 2024. In 2014, we assigned our rights and obligations under the office lease for our former headquarters to a third party, and we do not expect to have any further material obligations with respect to this lease.

We also maintain the following office leases:

Office Location	Square Footage	Lease Expiration
Edmonton, Alberta	24,700	May 2016
Pittsburgh, Pennsylvania	15,200	June 2016
Chicago, Illinois	7,900	July 2018
Newtown Square, Pennsylvania	5,500	February 2016
Houston, Texas	4,700	March 2019

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

Year Ended December 31, 2014:	High	Low
October 1, 2014 through December 31, 2014	$17.21	$13.31
July 1, 2014 through September 30, 2014	19.10	14.46
April 1, 2014 through June 30, 2014	27.50	15.74
January 1, 2014 through March 31, 2014	32.69	24.45
Year Ended December 31, 2013:	High	Low
October 1, 2013 through December 31, 2013	$30.83	$21.34
July 1, 2013 through September 30, 2013	25.95	18.10
April 1, 2013 through June 30, 2013	26.00	20.65
January 1, 2013 through March 31, 2013	24.19	15.50

As of December 31, 2014, we had approximately 59 stockholders of record of our common stock, including Cede & Co., which holds shares of our common stock on behalf of an indeterminate number of beneficial owners.

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

The following table provides information regarding our current equity compensation plans as of December 31, 2014:

Equity Compensation Plan Information
			Number of
			securities
			remaining
			available for
			future issuance
			under equity
			compensation
	Number of securities		plans (excluding
	to be issued upon	Weighted-average	securities
	exercise of	exercise price of	reflected in
	outstanding options	outstanding options	column (a))
Plan category	(a)	(b)	(c)

Stock options	2,220,086	$17.56	-
Restricted stock units	82,503	-	-
Subtotal	2,302,589	17.56	3,506,907

Employee stock purchase plan	-	-	880,424
Total	2,302,589	$17.56	4,387,331
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

Stock Performance Graph

The following graph compares, for the period from September 24, 2010 through December 31, 2014, the cumulative total stockholder return on our common stock with that of the NASDAQ Composite Index and the NASDAQ Computer Index. The graph assumes that $100 was invested on September 24, 2010 and assumes reinvestment of any dividends. Our fiscal year ends on December 31. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

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

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG SCIQUEST, INC.,

NASDAQ COMPOSITE INDEX AND NASDAQ COMPUTER INDEX

315.00
295.00
275.00
255.00
235.00
215.00
195.00
175.00
155.00
135.00
115.00
95.00
9/24/2010
12/31/2010
6/30/2011
12/31/2011
6/30/2012
12/31/2012
6/30/2013
12/31/2013
6/30/2014
12/31/2014
SciQuest, Inc.
Nasdaq Composite
Nasdaq Computer

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

The selected financial data under the heading “Statements of Operations Data” for each of the three years ended December 31, 2012, 2013 and 2014, under the heading “Non-GAAP Operating Data” relating to Non-GAAP Net Income and Adjusted Free Cash Flow for each of the three years ended December 31, 2012, 2013 and 2014 and under the heading “Balance Sheet Data” as of December 31, 2013 and 2014 have been derived from our audited financial statements, which are provided under “Part II, Item 8, Financial Statements and Supplementary Data” of this Report. The selected financial data under the heading “Statements of Operations Data” for each of the two years ended December 31, 2010 and 2011, under the heading “Non-GAAP Operating Data” relating to Non-GAAP Net Income and Adjusted Free Cash Flow for each of the two years ended December 31, 2010 and 2011 and under the heading “Balance Sheet Data” as of December 31, 2010, 2011 and 2012 have been derived from our audited financial statements not included in this Report.

	Year Ended December 31,
	2010	2011	2012	2013	2014
	(In thousands, except per share data)
Statements of Operations Data:
Revenues	$42,477	$53,438	$66,465	$90,231	$101,932
Cost of revenues(1)(2)	9,361	13,340	20,270	27,411	31,497
Gross profit	33,116	40,098	46,195	62,820	70,435
Operating expenses:(1)
Research and development	8,395	11,233	17,188	28,267	28,307
Sales and marketing	11,592	14,282	17,907	24,261	25,617
General and administrative	5,810	8,403	10,918	13,033	14,045
Management bonuses associated with initial public offering	5,888	-	-	-	-
Litigation settlement and associated legal expenses	-	-	-	-	-
Amortization of intangible assets	301	864	1,268	2,382	3,154
Total operating expenses	31,986	34,782	47,281	67,943	71,123
Income (loss) from operations	1,130	5,316	(1,086)	(5,123)	(688)
Interest and other income (expense), net	1,727	298	13	13	150
Income (loss) before income taxes	2,857	5,614	(1,073)	(5,110)	(538)
Income tax (expense) benefit	(1,114)	(2,780)	(103)	376	469
Net income (loss)	1,743	2,834	(1,176)	(4,734)	(69)
Dividends on redeemable preferred stock	2,079	-	-	-	-
Net (loss) income attributable to common stockholders	$(336)	$2,834	$(1,176)	$(4,734)	$(69)
Net (loss) income attributable to common stockholders per share:
Basic	$(0.02)	$0.13	$(0.05)	$(0.20)	$(0.00)
Diluted	$(0.02)	$0.13	$(0.05)	$(0.20)	$(0.00)
Weighted average shares outstanding used in computing per share amounts:
Basic	15,754	21,673	22,285	23,044	26,609
Diluted	15,754	22,241	22,285	23,044	26,609

	Year Ended December 31,
	2010	2011	2012	2013	2014
	(In thousands)
Non-GAAP Operating Data:
Non-GAAP Net Income (3)	$5,536	$6,416	$5,460	$8,845	$7,987
Adjusted Free Cash Flow (4)	$10,563	$14,256	$15,748	$14,468	$10,647

	December 31,
	2010	2011	2012	2013	2014
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$17,494	$14,958	$15,606	$19,117	$59,419
Short-term investments	20,000	44,685	29,740	15,105	71,493
Working capital excluding deferred revenues	41,147	65,427	49,138	36,261	135,584
Total assets	76,687	116,368	140,324	173,445	265,215
Deferred revenues	38,201	49,614	62,461	70,760	71,101
Redeemable preferred stock	-	-	-	-	-
Total stockholders' equity	34,235	60,707	67,228	88,179	181,661

(1)	Amounts include stock-based compensation expense, as follows:
	Year Ended December 31,
	2010	2011	2012	2013	2014
	(In thousands)
Cost of revenues	$83	$313	$300	$499	$712
Research and development	236	1,014	1,217	1,714	714
Sales and marketing	167	1,142	1,510	1,992	1,491
General and administrative	602	1,480	2,170	2,727	3,272
	$1,088	$3,949	$5,197	$6,932	$6,189

(2)	Cost of revenues includes amortization of capitalized software development costs of:
	Year Ended December 31,
	2010	2011	2012	2013	2014
	(In thousands)
Amortization of capitalized software development costs	$241	$390	$928	$1,842	$2,934
Amortization of acquired software	-	168	553	1,580	2,078
	$241	$558	$1,481	$3,422	$5,012

(3)

Non-GAAP Net Income, a non-GAAP operating measure, consists of net income (loss) plus our non-cash, stock-based compensation expense, amortization of intangible assets, amortization of acquired software, headquarter relocation costs in 2014, purchase accounting deferred revenue adjustments in 2012, 2013, and 2014, acquisition related costs incurred in 2010, 2011, 2012 and 2013, compensation expense relating to management bonuses paid in connection with our initial public offering in 2010, and a stock contribution to fund a charitable trust established by us in 2010, less the acquisition related escrow distribution received in 2011 and the gain realized upon the sale of a warrant in 2010. Non-GAAP Net Income is determined on a tax-effected basis. For 2011, 2012, 2013, and 2014, due to the impact that non-taxable expenses, e.g. stock-based compensation, had on our effective tax rate, we determined the tax effect of Non-GAAP Net Income by arriving at Non-GAAP Income before taxes, multiplying this by our statutory rate of 38.9% and the difference between our statutory tax expense and our book tax expense is the tax effect of adjustments to arrive at Non-GAAP Net Income. For 2010, we used our quarterly effective tax rate to determine the tax effect for Non-GAAP Net Income. We use Non-GAAP Net Income as a measure of operating performance because it assists us in comparing performance on a consistent basis, as it removes from our operating results the impact of our capital structure, acquisition related costs, the one-time costs associated with non-recurring events and such non-cash items such as stock-based compensation expense and amortization of intangible assets, which can vary depending upon accounting methods. We believe Non-GAAP Net Income is useful to an investor in evaluating our operating performance because it is widely used by investors, securities analysts and other interested parties in our industry to measure a company’s operating performance without regard to non-cash items such as stock-based compensation expense and amortization of intangible assets, which can vary depending upon accounting methods, and to present a meaningful measure of corporate performance exclusive of our capital structure and the method by which assets were acquired.

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
•

Non-GAAP Net Income does not reflect acquisition related costs or one-time cash bonuses associated with the initial public offering paid to our management, all of which reduced the cash available to us;

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

The following table provides a reconciliation of net income (loss) to Non-GAAP Net Income:

	Year Ended December 31,
	2010	2011	2012	2013	2014
	(In thousands)
Net income (loss)	$1,743	$2,834	$(1,176)	$(4,734)	$(69)
Stock-based compensation	1,088	3,949	5,197	6,932	6,189
Amortization of intangible assets	301	864	1,268	2,382	3,154
Amortization of acquired software	-	168	553	1,580	2,078
Purchase accounting deferred revenue adjustment	-	-	1,490	3,323	1,365
Distribution of acquisition escrow	-	(223)	-	-	-
Non-recurring stock contribution for a charitable trust established by the company	238	-	-	-	-
Headquarter relocation costs	-	-	-	-	830
Acquisition related costs	265	134	1,506	5,377	-
Gain on sale of investments	(1,700)	-	-	-	-
Management bonuses associated with initial public offering	5,888	-	-	-	-
Tax effect of adjustments(a)	(2,287)	(1,310)	(3,378)	(6,015)	(5,560)
Non-GAAP Net Income	$5,536	$6,416	$5,460	$8,845	$7,987

(a)

For the year ended December 31, 2010, the tax effect was determined on a quarterly basis using our effective tax rate for the applicable quarter. For the years ended December 31, 2011, 2012, 2013, and 2014, due to the impact that non-taxable expenses, e.g. stock-based compensation had on our effective tax rate, we determined the tax effect of Non-GAAP Net Income by arriving at Non-GAAP Income before taxes, multiplying this by our statutory rate of 38.9% and the difference between our statutory tax expense and our book tax expense is the tax effect of adjustments to arrive at Non-GAAP Net Income.

(4)

Free Cash Flow consists of net cash provided by operating activities, less purchases of property and equipment and less capitalization of software development costs. Adjusted Free Cash Flow consists of Free Cash Flow plus one-time bonus payments associated with the initial public offering incurred in 2010 and acquisition related costs, less the acquisition related escrow distribution received in 2011 and headquarter relocation costs in 2014. We use Adjusted Free Cash Flow as a measure of liquidity because it assists us in assessing our ability to fund our growth through our generation of cash. We believe Adjusted Free Cash Flow is useful to an investor in evaluating our liquidity because Adjusted Free Cash Flow and similar measures are widely used by investors, securities analysts and other interested parties in our industry to measure a company’s liquidity without regard to revenue and expense recognition, which can vary depending upon accounting methods.

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

The following table provides a reconciliation of net cash provided by operating activities to Adjusted Free Cash Flow:

	Year Ended December 31,
	2010	2011	2012	2013	2014
	(In thousands)
Net cash provided by operating activities	$5,890	$17,407	$20,380	$18,018	$17,402
Purchase of property and equipment	(832)	(2,058)	(1,825)	(2,873)	(4,196)
Capitalization of software development costs	(648)	(1,004)	(3,113)	(3,654)	(5,550)
Free Cash Flow	4,410	14,345	15,442	11,491	7,656
Distribution of acquisition escrow	-	(223)	-	-	-
Acquisition related costs	265	134	306	2,977	3,600
Headquarter relocation costs	-	-	-	-	(609)
Management bonuses associated with initial public offering	5,888	-	-	-	-
Adjusted Free Cash Flow	$10,563	$14,256	$15,748	$14,468	$10,647

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying financial statements and notes “Part II, Item 8, Financial Statements and Supplementary Data” of this Report.

Overview

We provide leading cloud-based business automation solutions for spend management that include:

●	procurement solutions that automate the source-to-settle process;
●	spend analysis solutions that cleanse and classify spend data to drive and measure cost savings;
●	supplier management solutions that facilitate our customers’ interactions with their suppliers;
●	contract lifecycle management solutions that automate the contract lifecycle from contract creation through maintenance; and
●	accounts payable solutions that automate the invoice processing and vendor payment processes.

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

We deliver our cloud-based solutions using a Software-as-a-Service, or SaaS, model, which enables us to offer greater functionality, faster innovation, easier integration and improved reliability with less cost and risk to the organization than traditional on-premise solutions. Customers pay us subscription fees and implementation service fees for the use of our solutions under either multi-year contracts that are generally three to five years in length or one-year contracts with annual renewal provisions. Our total subscription fees over a three to five year term of the subscription agreement for sales of single products typically range from $60,000 to $500,000 ($20,000 to $100,000 per year) while a multi-product sale range can typically range from $450,000 to $1.5 million ($150,000 to $300,000 per year). Our typical one-time implementation service fees are generally equivalent to one year of license fees. As of December 31, 2014, we had 529 customers, excluding customers that spend less than $10,000 per year with us. Our revenue growth is driven primarily through the sale of our products and services to new customers and the sale of new products and related services to existing customers. For the fiscal year ended December 31, 2014, revenues increased 13% to $101.9 million from $90.2 million for the fiscal year ended December 31, 2013. For the fiscal year ended December 31, 2013, revenues increased 36% to $90.2 million from $66.5 million for the fiscal year ended December 31, 2012.

No customer accounted for more than 10% of our total revenues in 2012, 2013 and 2014. Our ten largest customers accounted for no more than 15% of our total revenues in each of 2012, 2013 and 2014.

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

Due to our historical focus on vertical markets, we have had a relatively high concentration of higher education, life sciences, healthcare and state and local government customers. For the years ended December 31, 2012, 2013 and 2014, the higher education market accounted for approximately 59%, 50% and 47%, respectively, of our revenues. But a majority of our customers now span the general commercial market as a result of our acquisitions as well as our own marketing efforts. We currently market our solutions across the entire addressable market for spend management solutions.

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

We believe Non-GAAP Net Income and Adjusted Free Cash Flow are the primary non-GAAP financial metrics upon which to measure our business. Non-GAAP Net Income consists of net income plus our non-cash, stock-based compensation expense, amortization of intangible assets, headquarter relocation costs in 2014, purchase accounting deferred revenue adjustments in 2012, 2013, and 2014, acquisition related costs incurred in 2010, 2011, 2012, and 2013, compensation expense relating to management bonuses paid in connection with our initial public offering in 2010, and a stock contribution to fund a charitable trust established by us in 2010, less the acquisition related escrow distribution received in 2011, and the gain realized upon the sale of a warrant in 2010. Non-GAAP Net Income is determined on a tax-effected basis. For 2011, 2012, 2013, and 2014, due to the impact that non-taxable expenses, e.g. stock-based compensation, had on our effective tax rate, we determined the tax effect of Non-GAAP Net Income by arriving at Non-GAAP Income before taxes, multiplying this by our statutory rate of 38.9% and the difference between our statutory tax expense and our book tax expense is the tax effect of adjustments to arrive at Non-GAAP Net Income. For 2010, we used our quarterly effective tax rate to determine the tax effect for Non-GAAP Net Income. Because Non-GAAP Net Income excludes certain non-cash expenses such as amortization, stock-based compensation and a stock contribution in 2010, as well as acquisition related costs incurred in 2010, 2011, 2012, and 2013, the sale of a warrant and one-time bonus payments associated with the initial public offering in 2010, the acquisition related escrow distribution received in 2011, and headquarter relocation costs in 2014, we believe that this measure provides us with additional useful information to measure and understand our performance on a consistent basis, particularly with respect to changes in performance from period to period. Free Cash Flow consists of net cash provided by operating activities, less purchases of property and equipment and less capitalization of software development costs. Adjusted Free Cash Flow consists of Free Cash Flow plus acquisition related costs incurred and one-time bonus payments associated with the initial public offering incurred in 2010, less the acquisition related escrow distribution received in 2011 and headquarter relocation costs in 2014. Because Adjusted Free Cash Flow measures the ability of the company to generate cash from operations, after investment in software development and property and equipment, we believe this is a meaningful measurement in which to gauge our ability to fund future growth. Our Adjusted Free Cash Flow normally fluctuates quarterly due to the combination of the historical timing of new business and the payment of annual bonuses. We use Non-GAAP Net Income and Adjusted Free Cash Flow in the preparation of our budgets and to measure and monitor our financial performance. Non-GAAP Net Income and Adjusted Free Cash Flow are not determined in accordance with GAAP and are not substitutes for or superior to financial measures determined in accordance with GAAP. For further discussion regarding Non-GAAP Net Income and a reconciliation of Non-GAAP Net Income to net income, see “— Key Financial Terms and Metrics,” below. For further discussion regarding Adjusted Free Cash Flow and a reconciliation of Adjusted Free Cash Flow to cash flows from operations, see footnote 4 to the table in “Part II, Item 6, Selected Financial Data” included in this Report.

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

Historically, we have increased the price of our subscriptions upon the renewal of our customers’ subscription agreements to reflect the increased feature functionality inherent in the solution since the initial subscription agreement. Our value proposition and high customer satisfaction rates have led to strong recurring revenue retention rates of 106%, 100% and 96% for 2012, 2013 and 2014, respectively. We calculate recurring revenue rates for a particular period by comparing the subscription revenue for all customers at the end of the prior period to the subscription revenue for those same customers at the end of the current period.

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

Non-GAAP Net Income. Non-GAAP Net Income, a non-GAAP operating measure, consists of net income (loss) plus our non-cash, stock-based compensation expense, amortization of intangible assets, amortization of acquired software, headquarter relocation costs in 2014, purchase accounting deferred revenue adjustments and acquisition related costs incurred in 2012 and 2013. Non-GAAP Net Income is determined on a tax-effected basis. Due to the impact that non-taxable expenses, e.g. stock-based compensation, had on our effective tax rate, we determined the tax effect of Non-GAAP Net Income by arriving at Non-GAAP Income before taxes, multiplying this by our statutory rate of 38.9% and the difference between our statutory tax expense and our book tax expense is the tax effect of adjustments to arrive at Non-GAAP Net Income. We use Non-GAAP Net Income as a measure of operating performance because it assists us in comparing performance on a consistent basis, as it removes from our operating results the impact of our capital structure, acquisition related costs, the one-time costs associated with non-recurring events and such non-cash items such as stock-based compensation expense and amortization of intangible assets, which can vary depending upon accounting methods. We believe Non-GAAP Net Income is useful to an investor in evaluating our operating performance because it is widely used by investors, securities analysts and other interested parties in our industry to measure a company’s operating performance without regard to non-cash items such as stock-based compensation expense and amortization of intangible assets, which can vary depending upon accounting methods, and to present a meaningful measure of corporate performance exclusive of our capital structure and the method by which assets were acquired. Our use of Non-GAAP Net Income has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

●	Non-GAAP Net Income does not reflect changes in, or cash requirements for, our working capital needs;
●	Non-GAAP Net Income does not consider the potentially dilutive impact of equity-based compensation;
●	Non-GAAP Net Income does not reflect acquisition related costs, which reduced the cash available to us;
●	we must make certain assumptions in order to determine the tax effect adjustments for Non-GAAP Net Income, which assumptions may not prove to be accurate; and
●	other companies, including companies in our industry, may calculate Non-GAAP Net Income differently, which reduces its usefulness as a comparative measure.

Because of these limitations, you should consider Non-GAAP Net Income alongside other financial performance measures, including various cash flow metrics, net income and our other GAAP results. Our management reviews Non-GAAP Net Income along with these other measures in order to fully evaluate our financial performance.

The following table provides a reconciliation of net income (loss) to Non-GAAP Net Income:

	Year Ended December 31,
	2012	2013	2014
	(Unaudited; in thousands)
Net loss	$(1,176)	$(4,734)	$(69)
Stock-based compensation	5,197	6,932	6,189
Amortization of intangible assets	1,268	2,382	3,154
Amortization of acquired software	553	1,580	2,078
Purchase accounting deferred revenue adjustment	1,490	3,323	1,365
Acquisition costs	1,506	5,377	-
Headquarter relocation costs	-	-	830
Tax effect of adjustments(1)	(3,378)	(6,015)	(5,560)
Non-GAAP Net Income	$5,460	$8,845	$7,987
(1)

Due to the impact that non-taxable expenses, e.g. stock-based compensation, had on our effective tax rate, we determined the tax effect of Non-GAAP Net Income by arriving at Non-GAAP Income before taxes, multiplying this by our statutory rate of 38.9% and the difference between our statutory tax expense and our book tax expense is the tax effect of adjustments to arrive at Non-GAAP Net Income.

Adjusted Free Cash Flow.  Free Cash Flow consists of net cash provided by operating activities, less purchases of property and equipment and less capitalization of software development costs. Adjusted Free Cash Flow consists of Free Cash Flow plus acquisition related costs less headquarter relocation costs in 2014. We use Adjusted Free Cash Flow as a measure of liquidity because it assists us in assessing our ability to fund our growth through our generation of cash. We believe Adjusted Free Cash Flow is useful to an investor in evaluating our liquidity because Adjusted Free Cash Flow and similar measures are widely used by investors, securities analysts and other interested parties in our industry to measure a company’s liquidity without regard to revenue and expense recognition, which can vary depending upon accounting methods.

Our use of Adjusted Free Cash Flow has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

●	Adjusted Free Cash Flow does not reflect the cash requirements necessary to service principal payments on our indebtedness;
●	Adjusted Free Cash Flow does not include acquisition related costs;
●	Adjusted Free Cash Flow removes the impact of accrual basis accounting on asset accounts and non-debt liability accounts; and
●	other companies, including companies in our industry, may calculate Adjusted Free Cash Flow differently, which reduces its usefulness as a comparative measure.

Because of these limitations, you should consider Adjusted Free Cash Flow alongside other liquidity measures, including various cash flow metrics, net income and our other GAAP results. Our management reviews Adjusted Free Cash Flow along with these other measures in order to fully evaluate our liquidity.

The following table provides a reconciliation of net cash provided by operating activities to Adjusted Free Cash Flow:

	Year Ended December 31,
	2012	2013	2014
	(Unaudited; in thousands)
Net cash provided by operating activities	$20,380	$18,018	$17,402
Purchase of property and equipment	(1,825)	(2,873)	(4,196)
Capitalization of software development costs	(3,113)	(3,654)	(5,550)
Free Cash Flow	15,442	11,491	7,656
Acquisition costs	306	2,977	3,600
Headquarter relocation costs	-	-	(609)
Adjusted Free Cash Flow	$15,748	$14,468	$10,647

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

The assumptions used in calculating the fair value of common stock options granted in 2012, 2013 and 2014 are set forth below:

	2012	2013	2014
Estimated dividend yield	0%	0%	0%
Expected stock price volatility	60.0 - 80.0%	46.4 - 55.0%	46.1 - 46.8%
Weighted-average risk-free interest rate	0.8 - 1.5%	0.9 - 2.0%	1.6 - 2.0%
Expected life of award (in years)	6.25	6.25	6.25

The assumptions used in calculating the fair value of stock purchase rights granted under the Employee Stock Purchase Plan in 2012, 2013, and 2014 are set forth below:

	2012	2013	2014
Estimated dividend yield	0%	0%	0%
Expected stock price volatility	57.3%	46.7 - 52.2%	47.2%
Weighted-average risk-free interest rate	0.13 - 0.17%	0.07 - 0.11%	0.06 - 0.08%
Expected life of award (in years)	0.5 - 1.0	0.5	0.5

The following table summarizes by grant date the number of stock options granted from January 1, 2012 through December 31, 2014, the per share exercise price of options and the fair value per option on each grant date:

	Number of Shares
	Subject	Per Share Exercise	Fair Value
Grant Date	to Options Granted	Price of Option(1)	per Option(2)
January 1 - March 31, 2012	447,450	$14.26 - 15.39	$9.01 - 9.72
April 1 - June 30, 2012	47,500	$14.37 - 17.73	$8.06 - 9.93
July 1 - September 30, 2012	41,500	$16.93 - 18.10	$9.48 - 10.13
October 1 - December 31, 2012	13,500	$14.43 - 17.41	$8.08 - 9.75
January 1 - March 31, 2013	355,313	$16.30 - 21.89	$8.57 - 11.49
April 1 - June 30, 2013	287,000	$22.82 - 24.38	$11.44 - 12.28
July 1 - September 30, 2013	91,000	$20.03 - 22.46	$9.44 - 10.70
October 1 - December 31, 2013	65,000	$23.50 - 29.14	$11.08 - 13.77
January 1 - March 31, 2014	431,188	$25.01 - 28.77	$11.74 - 13.42
April 1 - June 30, 2014	15,000	$25.14 - 25.31	$11.77 - 11.88
July 1 - September 30, 2014	24,500	$15.97 - 16.33	$7.00 - 8.17
October 1 - December 31, 2014	39,000	$14.15 - 16.33	$6.62 - 7.63

(1)	The per share exercise price of option represents the closing sale price of our common stock on the date of grant.
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

As part of our stock incentive plan, we issued restricted stock units to certain employees and our non-employee directors during 2012, 2013 and 2014. Restricted stock units differ from restricted stock awards in that restricted stock units represent the right to receive shares of common stock once such shares are vested and issuable in accordance with the terms of the restricted stock units. Once issued, such shares are not subject to further restrictions. The following table summarizes by grant date the number of shares of restricted stock granted from January 1, 2012 through December 31, 2014, and the fair value per restricted stock unit on each grant date:

	Number of
	Restricted Stock	Fair Value
Grant Date	Units Granted	per Unit(1)
April 25, 2012	18,640	$15.02
July 31, 2012	8,895	$17.02
February 6, 2013	41,326	$16.30
April 24, 2013	12,040	$23.25
February 5, 2014	41,153	$25.01
April 30, 2014	16,680	$23.98

(1)The fair value per unit represents the closing sale price of our common stock on the date of grant.

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

Deferred Commissions. We capitalize sales commission costs that are directly related to the execution of our subscription agreements. The commissions are deferred and amortized over the contractual term of the related subscription agreement. The deferred commission amounts are recoverable from the future revenue streams under the subscription agreements. We believe this is the appropriate method of accounting, as the commission costs are so closely related to the revenues from the subscription agreements that they should be recorded as an asset and charged to expense over the same period that the subscription revenues are recognized. Amortization of deferred commissions is included in sales and marketing expense in the statements of operations.

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

However, if the carrying amount of the reporting unit exceeds its fair value, the second step is performed to determine if goodwill is impaired and to measure the amount of impairment loss to recognize, if any. The second step compares the implied fair value of goodwill with the carrying amount of goodwill. If the implied fair value of goodwill exceeds the carrying amount, then goodwill is not considered impaired. However, if the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The fair value of the reporting unit is allocated to all the assets and liabilities, including any previously unrecognized intangible assets, as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. We performed our annual assessment on December 31, 2014. The estimated fair value of our reporting unit exceeded its carrying amount, including goodwill, and as such, no goodwill impairment was recorded.

Income Taxes. Deferred income taxes are provided using tax rates enacted for periods of expected reversal on all temporary differences. Temporary differences relate to differences between the book and tax basis of assets and liabilities, principally intangible assets, property and equipment, deferred subscription revenue, accruals and stock-based compensation. Valuation allowances are established to reduce deferred tax assets to the amount that will more likely than not be realized. To the extent that a determination is made to establish or adjust a valuation allowance, the expense or benefit is recorded in the period in which the determination is made.

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

Results of Operations

The following table sets forth, for the periods indicated, our results of operations:

	Year Ended December 31,
	2012	2013	2014
	(In thousands)
Revenues	$66,465	$90,231	$101,932
Costs of revenues	20,270	27,411	31,497
Gross profit	46,195	62,820	70,435
Operating expenses:
Research and development	17,188	28,267	28,307
Sales and marketing	17,907	24,261	25,617
General and administrative	10,918	13,033	14,045
Amortization of intangible assets	1,268	2,382	3,154
Total operating expenses	47,281	67,943	71,123
Loss from operations	(1,086)	(5,123)	(688)
Interest and other income (expense), net	13	13	150
Loss before income taxes	(1,073)	(5,110)	(538)
Income tax (expense) benefit	(103)	376	469
Net loss	$(1,176)	$(4,734)	$(69)

The following table sets forth, for the periods indicated, our results of operations expressed as a percentage of revenues:

	Year Ended December 31,
	2012	2013	2014
Revenues	100%	100%	100%
Cost of revenues	31	30	31
Gross profit	69	70	69
Operating expenses:
Research and development	26	31	28
Sales and marketing	27	27	25
General and administrative	16	14	14
Amortization of intangible assets	2	3	3
Total operating expenses	71	75	70
Loss from operations	(2)	(5)	(1)
Interest and other income (expense), net	-	-	-
Loss before income taxes	(2)	(5)	(1)
Income tax (expense) benefit	-	-	1
Net loss	(2)%	(5)%	(0)%

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Revenues. Revenues for 2014 were $101.9 million, an increase of $11.7 million, or 13%, over revenues of $90.2 million for 2013. The increase in revenues resulted primarily from an increase in new customers from December 31, 2013 to December 31, 2014,- recognition of a full year’s revenues for the new customers added in 2013, and revenue relating to customers acquired as a result of our acquisition of CombineNet in August 2013, partially offset by completing the remaining recognition of perpetual license revenue from some acquired customers during the period and revenue loss from customer attrition.

Cost of Revenues. Cost of revenues in 2014 was $31.5 million, an increase of $4.1 million, or 15%, over cost of revenues of $27.4 million in 2013. As a percentage of revenues, cost of revenues increased to 31% in 2014 from 30% in 2013. The increase in dollar amount primarily resulted from a $1.8 million increase in employee-related costs attributable primarily to the full year impact of the personnel gained through our CombineNet acquisition in 2013, as well as our additional and existing implementation services, supplier enablement services, customer support and client partner personnel, a $1.1 million increase in amortization of capitalized software development costs, a $0.5 million increase in amortization of acquired software due to the full year impact of the acquisition of CombineNet in 2013, a $0.2 million increase in stock-based compensation expense, a $0.3 million increase in allocated overhead due to increases in leased square footage of office space and increased depreciation associated with purchased property and equipment, and a $0.2 million increase in other spend. We had 211 full-time employee equivalents in our implementation services, supplier enablement services, customer support and client partner organizations at December 31, 2014 compared to 202 full-time employee equivalents at December 31, 2013.

Research and Development Expenses. Research and development expenses were $28.3 million for 2014 and 2013. As a percentage of revenues, research and development expenses decreased to 28% in 2014 from 31% in 2013. In 2014, employee-related costs attributable primarily to the full year impact of the personnel gained through our CombineNet acquisition, as well as our additional and existing research and development personnel increased by $3.1 million, maintenance and hardware costs attributable to the full year impact of the CombineNet acquisition increased by $1.4 million, allocated overhead due to increases in leased square footage of office space and increased depreciation associated with purchased property and equipment increased by $0.5 million, and other research and development spend increased by $0.3 million. These increases were offset by decreases in compensation expense and stock-based compensation expense of $2.4 million and 1.0 million, respectively, attributable to earn-out payments that were completed in 2013, as well as a $1.9 million increase in capitalized software development costs. We had 222 full-time employee equivalents in our research and development organization at December 31, 2014 compared to 211 full-time employee equivalents at December 31, 2013.

Sales and Marketing Expenses. Sales and marketing expenses for 2014 were $25.6 million, an increase of $1.3 million, or 5%, over sales and marketing expenses of $24.3 million for 2013. As a percentage of revenues, sales and marketing expenses decreased to 25% in 2014 from 27% in 2013. The increase in dollar amount is primarily due to an increase of $2.6 million in employee-related costs attributable primarily to the full year impact of the personnel gained through our CombineNet acquisition in 2013, as well as our additional and existing sales and marketing personnel, an increase of $0.3 million in amortized commission expense, an increase of $0.3 million related to trade shows, a $0.3 million increase in allocated overhead due to increases in leased square footage of office space and increased depreciation associated with purchased property and equipment, a $0.2 million increase in marketing expenses, and a $0.5 million increase in other sales expenses attributable primarily to the full year impact of our CombineNet acquisition. These increases were partially offset by decreases in compensation expense and stock-based compensation expense of $2.4 million and 1.0 million, respectively, attributable to earn-out payments that were completed in 2013.. We had 101 full-time employee equivalents in our sales and marketing organization at December 31, 2014 compared to 99 full-time employee equivalents at December 31, 2013.

General and Administrative Expenses. General and administrative expenses for 2014 were $14.0 million, an increase of $1.0 million, or 8%, from general and administrative expenses of $13.0 million for 2013. As a percentage of revenues, general and administrative expenses was 14% in 2014 and 2013. The increase in dollar amount was primarily due to a $0.5 million increase in stock-based compensation, a $0.2 million increase in allocated overhead due to increases in leased square footage of office space and increased depreciation associated with purchased property and equipment, and a $0.3 million increase in other general and administrative spend required to support our growing business. We had 28 full-time employee equivalents in our general and administrative organization at December 31, 2014 compared to 26 full-time employee equivalents at December 31, 2013.

Amortization of Intangible Assets. Amortization of intangible assets for 2014 was $3.2 million, an increase of $0.8 million, or 33%, over amortization of intangible assets of $2.4 million for 2013. As a percentage of revenues, amortization of intangible assets was 3% in 2014 and 2013. The increase in dollar amount was due to a full year of amortization attributable to intangible assets acquired in connection with our acquisition of CombineNet in August 2013.

Loss from Operations. Loss from operations for 2014 was $0.7 million, an improvement of $4.4 million, or 85%, from loss from operations of $5.1 million for 2013. As a percentage of revenues, loss from operations decreased to (1)% in 2014 from (5)% in 2013. The decrease in dollar amount was primarily the result of the increase in revenues, partially offset by our increased costs in costs of revenue and sales and marketing costs required to grow and support our additional revenues, as well as our increased general and administrative expenses.

Income Tax Benefit (Expense). Income tax benefit for the year ended December 31, 2014 was $0.5 million compared to income tax benefit of $0.4 million for the year ended December 31, 2013. The change in income tax benefit was primarily due to differences in our pre-tax net loss and effective tax rates in each period. In addition, a state deferred tax rate change in 2013, which was treated as a discrete item, resulted in a reduced tax benefit for the year ended December 31, 2013.

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

General and Administrative Expenses. General and administrative expenses for 2013 were $13.0 million, an increase of $2.1 million, or 19%, from general and administrative expenses of $10.9 million for 2012. As a percentage of revenues, general and administrative expenses decreased to 14% in 2013 from 16% in 2012. The increase in dollar amount was primarily due to a $0.9 million increase in employee-related costs attributable primarily to our additional and existing general and administrative personnel, as well as personnel gained through our acquisitions, a $0.6 million increase in stock-based compensation expense, a $0.3 million increase in acquisition related costs attributable to our acquisition of CombineNet in August 2013, and a $0.3 million increase in other spend required to support our growing business. We had 26 full-time employee equivalents in our general and administrative organization at December 31, 2013, of which 5 were added as part of our CombineNet acquisition, compared to 23 full-time employee equivalents at December 31, 2012.

Amortization of Intangible Assets. Amortization of intangible assets for 2013 was $2.4 million, an increase of $1.1 million, or 85% over amortization of intangible assets of $1.3 million for 2012. As a percentage of revenues, amortization of intangible assets increased to 3% in 2013 from 2% in 2012. The increase in dollar amount was due to amortization attributable to intangible assets acquired in connection with our acquisitions of Spend Radar and Upside in October 2012 and August 2012, respectively.

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

Income Tax Benefit (Expense). Income tax benefit for the year ended December 31, 2013 was $0.4 million compared to income tax expenses of $(0.1) million for the year ended December 31, 2012. Our effective tax rate of 7% for the year ended December 31,

2013 was primarily the result of a state deferred tax rate change, which was treated as a discrete item, and additional state valuation allowances due to losses that are projected to expire before we are able to utilize them.

Liquidity

Net Cash Flows from Operating Activities

Net cash provided by operating activities was $17.4 million during 2014, $18.0 million during 2013 and $20.4 million during 2012. The amount of our net cash provided by operating activities is primarily a result of the timing of cash payments from our customers, offset by the timing of our primary cash expenditures, which are primarily employee related expenses. Since annual subscription fees are typically due on each anniversary of contract signing, the amount of cash received for annual subscription fees typically fluctuates on a quarterly basis based on the historical levels of new business sales in that quarter. Due to lower historical sales levels in our first quarter, combined with the payment of annual bonuses from the prior year in our first quarter, our cash flow from operations has historically been lowest in our first quarter. The historical timing of our client budget cycles has impacted our cash flow from operations to be lower in our second quarter as compared to our third and fourth quarters. The cash payments from customers are typically due annually on the anniversary date of the initial contract. The cash payments from customers were approximately $104 million during 2014, $98 million during 2013 and $79 million during 2012. The cash payments to employees are typically ratable throughout the fiscal year, with the exception of annual incentive payments, which occur in the first quarter. The cash expenditures for employee salaries, including incentive payments, were approximately $58 million during 2014, $52 million during 2013 and $38 million during 2012.

For 2014, net cash provided by operating activities of $17.4 million was primarily the result of $0.1 million of net loss plus $6.2 million of stock-based compensation and $10.9 million of depreciation and amortization, a $0.5 million increase in deferred revenues, a $0.9 million decrease in accounts receivable, a $0.7 million decrease in deferred commissions and a $0.4 million increase in loss on disposal from fixed assets, less a $1.7 million net increase in accrued liabilities and deferred rent and a $0.4 million increase in accounts payable.

For 2013, net cash provided by operating activities of $18.0 million was primarily the result of $4.7 million of net loss plus $6.9 million of stock-based compensation and $8.0 million of depreciation and amortization, a $4.1 million increase in deferred revenues, a $4.2 million increase in accrued liabilities, and a $2.5 million decrease in accounts receivable, less a $1.5 million increase in prepaid expenses, a $0.4 million increase in deferred taxes and a $1.2 million decrease in accounts payable.

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

Our deferred revenues were $71.1 million at December 31, 2014 and $70.8 million at December 31, 2013. The increase in deferred revenues is primarily related to the increase in sales during the period, partially offset by a decrease in the average contract length of agreements sold to customers, which has impacted long-term deferred revenues. Customers are typically invoiced annually in advance for their annual subscription fee and the invoices are recorded in accounts receivable and deferred revenues, which deferred revenues are then recognized ratably over the term of the subscription agreement. With respect to implementation services fees, customers are invoiced as the services are performed, typically within the first three to eight months of contract execution, and the invoices are recorded in accounts receivable and deferred revenues, which are then recognized ratably over the remaining term of the subscription agreement once the performance milestones have been met. If our sales increase, we would expect our short-term deferred revenues balance to increase while our long-term deferred revenues balance may be impacted by the average length of contract sold.

As of December 31, 2014, we had net operating loss carryforwards of approximately $212.6 million available to reduce future federal taxable income. Use of these carryforwards is subject to significant limitations. In the future, we may fully utilize our available net operating loss carryforwards that are not subject to limitations and would begin making income tax payments at that time. In addition, the limitations on utilizing net operating loss carryforwards and other minimum state taxes may also increase our overall tax obligations. We expect that if we generate taxable income and/or we are not allowed to use net operating loss carryforwards for federal/state income tax purposes, our cash generated from operations will be adequate to meet our income tax obligations.

Net Cash Flows from Investing Activities

For the year ended December 31, 2014, net cash used in investing activities was $66.1 million, consisting of net purchases of $56.4 million short-term investments, various capital expenditures of $4.2 million and capitalization of $5.6 million of software development costs. For the year ended December 31, 2013, net cash used in investing activities was $17.5 million, consisting of the acquisitions of CombineNet, net of cash acquired, of $25.6 million, various capital expenditures of $2.9 million and capitalization of $3.7 million of software development costs, partially offset by the net maturities of $14.6 million of short-term investments. For the year ended December 31, 2012, net cash used in investing activities was $20.2 million, consisting of the acquisitions of Spend Radar and Upside, net of cash acquired, of $30.2 million, various capital expenditures of $1.8 million and capitalization of $3.1 million of software development costs, partially offset by the net maturities of $14.9 million of short-term investments. In general, our capital expenditures are for our network infrastructure to support our increasing customer base and expected growth in new business and for internal use, such as equipment for our increasing employee headcount.

Net Cash Flows from Financing Activities

For the year ended December 31, 2014, net cash provided by financing activities was $89.1 million, consisting of $87.4 million in proceeds from our public offering, net of underwriting discounts and offering costs, proceeds from the exercise of common stock options of $0.7 million and proceeds from employee stock purchase plan activity of $0.9 million. For the year ended December 31, 2013, net cash provided by financing activities was $3.0 million, consisting of proceeds from the exercise of common stock options of $2.1 million and proceeds from employee stock purchase plan activity of $0.9 million. For the year ended December 31, 2012, net cash provided by financing activities was $0.5 million, representing proceeds from the exercise of common stock options.

Line of Credit

On November 2, 2012, we established a $30 million revolving credit facility to cost effectively increase our liquidity, though we have no current plans to utilize it. The facility consists of a $20 million securities secured revolving credit facility and a $10 million receivables secured revolving credit facility and will be available for use until November 2, 2015. The securities secured facility and the receivables secured facility bear interest equal to the BBA LIBOR Daily Floating Rate plus 0.75% and the BBA LIBOR Daily Floating Rate plus 1.50%, respectively. We pay a quarterly fee equal to 0.10% on any unused funds under the facility. As of and for the periods ending December 31, 2013 and 2014, we had $0 outstanding.

Off-Balance Sheet Arrangements

As of December 31, 2013 and 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space, we do not engage in off-balance sheet financing arrangements. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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

Contractual and Commercial Commitment Summary

The following table summarizes our contractual obligations as of December 31, 2014. These contractual obligations require us to make future cash payments:

		Payments Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)
Operating lease commitments	$20,702	$2,772	$4,454	$4,033	$9,443

Seasonality

Historically, our new business sales have fluctuated as a result of seasonal variations in our business, principally due to the timing of client budget cycles, with lower new sales in our first and third quarters than in the remainder of our year. Due in large part to the expansion of our product portfolio and market focus, however, we do not believe that we currently experience material seasonality with respect to new business sales. Our expenses have not and do not vary significantly as a result of these historical factors, but they do fluctuate on a quarterly basis due to varying timing of expenditures. Our cash flow from operations normally fluctuates quarterly due to the combination of the historical timing of new business sales and the payment of annual bonuses. Since annual subscription fees are typically due on each anniversary of contract signing, the amount of cash payments for annual subscription fees typically fluctuates on a quarterly basis based on the historical levels of new business sales in that quarter.  Due to annual customer payments being less in the first quarter, combined with the payment of annual bonuses from the prior year in our first quarter, our cash flow from operations has historically been lowest in our first quarter. Due to the timing of client budget cycles, our cash flow from operations is lower in our second quarter as compared to our third and fourth quarters. In addition, deferred revenues can vary on a seasonal basis for the same reasons. These seasonal patterns for cash flow and deferred revenues may lessen or otherwise change in the future as the impact of our historical seasonality of new business sales lessens over time.

Recent Accounting Pronouncements

In August 2014, the FASB issued new accounting guidance which addresses management’s responsibility to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. This guidance is effective for the fiscal year ending after December 15, 2016, and for fiscal years and interim periods thereafter. Early adoption is permitted. The Company does not expect to early adopt this guidance and does not believe that the adoption of this guidance will have a material impact on its financial statements.

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

In July 2013, the FASB issued a revised accounting standard, which clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This standard is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Retrospective application is permitted. The Company adopted this guidance on January 1, 2014. The adoption for this guidance did not have a material impact on the Company’s financial position, results of operations, or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We bill and receive payments from our customers predominately in U.S. dollars as well as make payments predominately in U.S. dollars. Our primary exposure to foreign currencies results from payments made in Canadian dollars for payroll and other expenses relating to our office in Edmonton, Alberta, which represented approximately 10% of our total expenses in 2014.  Although our results of operations could be adversely affected by a decline in the value of the U.S. dollar relative to the Canadian dollar, such a decline would have to be significant in order to have a material impact on our results of operations given our limited exposure to foreign currencies. The majority of our sales contracts are currently denominated in U.S. dollars. Therefore, we have minimal foreign currency exchange risk with respect to our revenue. If we further grow sales of our solution outside the United States or establish other material operations outside the United States, we may become subject to greater risks with respect to changes in currency exchange rates.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended, an evaluation as of December 31, 2014 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2014, were effective for the purposes stated above.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014, based on the framework in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2014.

Our independent registered public accounting firm has issued an auditors’ report on the effectiveness of our internal controls over financial reporting, which it included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
SciQuest, Inc.:

We have audited the internal control over financial reporting of SciQuest, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2014, and our report dated February 23, 2015 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Raleigh, North Carolina

February 23, 2015

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We will include the information required by this item in our definitive proxy statement for our 2015 annual meeting of stockholders, which we will file within 120 days after the end of the fiscal year covered by this Report. This information is incorporated in this Report by reference.

ITEM 11. EXECUTIVE COMPENSATION

We will include the information required by this item in our definitive proxy statement for our 2015 annual meeting of stockholders, which we will file within 120 days after the end of the fiscal year covered by this Report. This information is incorporated in this Report by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We will include the information required by this item in our definitive proxy statement for our 2015 annual meeting of stockholders, which we will file within 120 days after the end of the fiscal year covered by this Report. This information is incorporated in this Report by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We will include the information required by this item in our definitive proxy statement for our 2015 annual meeting of stockholders, which we will file within 120 days after the end of the fiscal year covered by this Report. This information is incorporated in this Report by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

We will include the information required by this item in our definitive proxy statement for our 2015 annual meeting of stockholders, which we will file within 120 days after the end of the fiscal year covered by this Report. This information is incorporated in this Report by reference.

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
10.15

Office Lease by and between SciQuest, Inc. and Duke Realty Limited Partnership, dated May 17, 2005 (incorporated herein by reference to Exhibit 10.14 to Form S-1 Registration Statement, filed March 26, 2010)

10.16

First Amendment to Office Lease by and between SciQuest, Inc. and Duke Realty Limited Partnership, dated February 21, 2008 (incorporated herein by reference to Exhibit 10.15 to Form S-1 Registration Statement, filed March 26, 2010)

10.17

Second Amendment to Office Lease by and between SciQuest, Inc. and Duke Realty Limited Partnership, dated February 27, 2008 (incorporated herein by reference to Exhibit 10.16 to Form S-1 Registration Statement, filed March 26, 2010)

10.18

Assignment of Lease by and between SciQuest, Inc. and Kroy Building Products, Inc., dated February 11, 2008 (incorporated herein by reference to Exhibit 10.17 to Form S-1 Registration Statement, filed March 26, 2010)

10.19

Office Lease by and between Duke Realty Limited Partnership and Kroy Building Products, Inc., dated September 29, 2006 (incorporated herein by reference to Exhibit 10.18 to Form S-1 Registration Statement, filed March 26, 2010)

10.20

Second Amendment to Office Lease by and between SciQuest, Inc. and Duke Realty Limited Partnership, dated February 21, 2008 (incorporated herein by reference to Exhibit 10.19 to Form S-1 Registration Statement, filed March 26, 2010)

10.21

Master Agreement for U.S. Availability Services between SunGard Availability Services LP and SciQuest, Inc. (incorporated herein by reference to Exhibit 10.20 to Amendment No. 1 to Form S-1 Registration Statement, filed May 11, 2010)

10.22

Third Amendment to Office Lease, dated as of October 28, 2010, by and between Duke Realty Limited Partnership and the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 2, 2010)

10.23

Third Amendment to Office Lease, dated as of October 28, 2010, by and between Duke Realty Limited Partnership and the Company, as successor in interest to Kroy Building Products, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed November 2, 2010)

10.24

Fourth Amendment to Office Lease, dated as of June 6, 2011, by and between Duke Realty Limited Partnership and the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 8, 2011)

10.25

Fifth Amendment to Office Lease, dated as of October 10, 2011, by and between Duke Realty Limited Partnership and the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed October 13, 2011)

10.26

Office Lease, dated as of July 7, 2013, by and between Duke Realty Limited Partnership and the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 10, 2013)

10.27

Assignment and Assumption of Lease, dated July 29, 2014, by and between SciQuest, Inc. and TrialCard Incorporated (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 1, 2014)

10.28

Seventh Amendment to Lease, dated July 29, 2014, by and between SciQuest, Inc. and ERGS II REO Owner, LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed August 1, 2014)

10.29

Landlord Consent, dated July 29, 2014, by and between SciQuest, Inc. and ERGS II REO Owner, LLC  (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed August 1, 2014)

10.30

Merger Agreement, dated August 30, 2013, by and among SciQuest, Inc., Liberty Subsidiary Corp., Liberty Second Sub, Inc., CombineNet, Inc. and CombineNet Holdings, LLC, as Stockholders’ Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed September 5, 2013)

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

SCIQUEST, INC.
Date: February 23, 2015	By:	/s/ Stephen J. Wiehe
Stephen J. Wiehe
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Stephen J. Wiehe Stephen J. Wiehe	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 23, 2015
/s/ Rudy C. Howard Rudy C. Howard	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 23, 2015
/s/ Jeffrey T. Barber Jeffrey T. Barber	Director	February 23, 2015
/s/ Timothy J. Buckley Timothy J. Buckley	Director	February 23, 2015
/s/ Daniel F. Gillis Daniel F. Gillis	Director	February 23, 2015
/s/ L. Steven Nelson L. Steven Nelson	Director	February 23, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
SciQuest, Inc.:

We have audited the accompanying consolidated balance sheets of SciQuest, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years ended December 31, 2014 and 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SciQuest, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years ended December 31, 2014 and 2013 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2015 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Raleigh, North Carolina

February 23, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of SciQuest, Inc. and Subsidiaries

We have audited the consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows of SciQuest, Inc. and Subsidiaries for the year ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of SciQuest, Inc. and Subsidiaries for the year ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Raleigh, North Carolina

March 8, 2013

SciQuest, Inc.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	As of December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$59,419	$19,117
Short-term investments	71,493	15,105
Accounts receivable, net	12,032	12,987
Prepaid expenses and other current assets	2,666	3,268
Deferred tax asset	400	290
Total current assets	146,010	50,767
Property and equipment, net	13,595	10,028
Goodwill	63,779	65,280
Intangible assets, net	23,846	29,490
Deferred commissions	6,094	6,701
Deferred tax asset, less current portion	11,657	10,885
Other	234	294
Total assets	$265,215	$173,445

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$375	$741
Accrued liabilities	10,051	13,765
Deferred revenues	59,751	57,417
Total current liabilities	70,177	71,923
Deferred revenues, less current portion	11,350	13,343
Deferred rent, less current portion	2,027	-

Commitments and Contingencies

Stockholders' equity:
Common stock, $0.001 par value; 50,000 shares authorized; 27,574 and 23,811 shares issued and outstanding as of December 31, 2014 and December 31, 2013, respectively	28	24
Additional paid-in capital	204,065	108,864
Accumulated other comprehensive loss	(3,055)	(1,401)
Accumulated deficit	(19,377)	(19,308)
Total stockholders' equity	181,661	88,179
Total liabilities and stockholders' equity	$265,215	$173,445

The accompanying notes are an integral part of consolidated the financial statements.

SciQuest, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

	Years Ended December 31,
	2014	2013	2012
Revenues	$101,932	$90,231	$66,465
Cost of revenues	31,497	27,411	20,270
Gross profit	70,435	62,820	46,195
Operating expenses:
Research and development	28,307	28,267	17,188
Sales and marketing	25,617	24,261	17,907
General and administrative	14,045	13,033	10,918
Amortization of intangible assets	3,154	2,382	1,268
Total operating expenses	71,123	67,943	47,281
Loss from operations	(688)	(5,123)	(1,086)
Other income:
Interest income	297	61	95
Other expense, net	(147)	(48)	(82)
Total other income, net	150	13	13
Loss before income taxes	(538)	(5,110)	(1,073)
Income tax benefit (expense)	469	376	(103)
Net loss	$(69)	$(4,734)	$(1,176)
Other comprehensive loss:
Foreign currency translation adjustments	(1,654)	(1,286)	(115)
Comprehensive loss	$(1,723)	$(6,020)	$(1,291)
Net loss per share:
Basic	$(0.00)	$(0.20)	$(0.05)
Diluted	$(0.00)	$(0.20)	$(0.05)
Weighted average shares outstanding used in computing per share amounts:
Basic	26,609	23,044	22,285
Diluted	26,609	23,044	22,285

The accompanying notes are an integral part of the consolidated financial statements.

SciQuest, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2011	22,133	$22	$74,083	$-	$(13,398)	$60,707
Issuance of stock in connection with stock option exercises	157	1	527	-	-	528
Issuance of stock in connection with business acquisitions	235	-	2,087	-	-	2,087
Stock-based compensation	-	-	5,197	-	-	5,197
Foreign currency translation adjustments	-	-	-	(115)	-	(115)
Net loss	-	-	-	-	(1,176)	(1,176)
Balance as of December 31, 2012	22,525	23	81,894	(115)	(14,574)	67,228
Issuance of stock in connection with stock option exercises	241	-	2,103	-	-	2,103
Issuance of stock in connection with employee stock purchase plan	57	-	843	-	-	843
Issuance of stock pursuant to vesting of restricted stock units	13	-	-	-	-	-
Issuance of stock in connection with business acquisitions	977	1	17,092	-	-	17,093
Repurchase of restricted stock	(2)	-	-	-	-	-
Stock-based compensation	-	-	6,932	-	-	6,932
Foreign currency translation adjustments	-	-	-	(1,286)	-	(1,286)
Net loss	-	-	-	-	(4,734)	(4,734)
Balance at December 31, 2013	23,811	24	108,864	(1,401)	(19,308)	88,179
Proceeds from public offering, net of underwriting discounts and offering costs	3,450	4	87,429	-	-	87,433
Issuance of stock in connection with stock option exercises	115	-	731	-	-	731
Issuance of stock in connection with employee stock purchase plan	63	-	852	-	-	852
Issuance of stock pursuant to vesting of restricted stock units	3	-	-	-	-	-
Issuance of stock in connection with business acquisitions	132	-	-	-	-	-
Stock-based compensation	-	-	6,189	-	-	6,189
Foreign currency translation adjustments	-	-	-	(1,654)	-	(1,654)
Net loss	-	-	-	-	(69)	(69)
Balance at December 31, 2014	27,574	$28	$204,065	$(3,055)	$(19,377)	$181,661

The accompanying notes are an integral part of the consolidated financial statements.

SciQuest, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net loss	$(69)	$(4,734)	$(1,176)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,851	7,963	4,281
Loss on disposal of fixed assets	430	-	38
Stock-based compensation expense	6,189	6,932	5,197
Deferred taxes	(598)	(443)	(55)
Changes in operating assets and liabilities:
Accounts receivable	883	2,497	556
Prepaid expenses and other current assets	560	(1,510)	(145)
Deferred commissions and other assets	681	290	(1)
Accounts payable	(364)	(1,214)	1,764
Accrued liabilities	(3,720)	4,170	1,995
Deferred revenues	532	4,067	7,926
Deferred rent	2,027	-	-
Net cash provided by operating activities	17,402	18,018	20,380
Cash flows from investing activities
Business acquisitions, net of cash acquired	-	(25,592)	(30,188)
Addition of capitalized software development costs	(5,550)	(3,654)	(3,113)
Purchase of property and equipment	(4,196)	(2,873)	(1,825)
Purchase of available-for-sale short-term investments	(122,728)	(23,525)	(6,020)
Maturities of available-for-sale short-term investments	66,340	38,160	20,965
Net cash used in investing activities	(66,134)	(17,484)	(20,181)
Cash flows from financing activities
Proceeds from public offering, net of underwriting discount	87,673	-	-
Public offering costs	(240)	-	-
Proceeds from exercise of common stock options	731	2,103	528
Proceeds from employee stock purchase plan activity	922	930	-
Net cash provided by financing activities	89,086	3,033	528
Effect of exchange rate changes on cash and cash equivalents	(52)	(56)	(79)
Net increase in cash and cash equivalents	40,302	3,511	648
Cash and cash equivalents at beginning of period	19,117	15,606	14,958
Cash and cash equivalents at end of period	$59,419	$19,117	$15,606
Supplemental disclosure of non-cash investing activities:
Issuance of common stock in connection with acquisition	$-	$17,093	$2,087

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

Public Offering

On April 1, 2014, the Company completed a public offering of 3,000 shares of common stock at an offering price of $26.75 per share. An additional 450 shares of common stock were sold at an offering price of $26.75 per share pursuant to the underwriters’ over-allotment option. The Company received aggregate net proceeds of approximately $87,433, after payment of underwriting discounts and commissions and legal, accounting, and other fees incurred in connection with the offering and the over-allotment option.

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

SciQuest, Inc.

Notes to Consolidated Financial Statements

(in thousands, except per share amounts)

Concentrations

As of December 31, 2014 and 2013, no individual customer comprised more than 10% of the accounts receivable balance. During each of the years ended December 31, 2014, 2013 and 2012, no individual customer comprised more than 10% of the Company’s revenues. During the year’s ended December 31, 2014, 2013 and 2012, approximately 87%, 89% and 93%, respectively, of the Company’s revenue was from sales transactions originating in the United States. As of December 31, 2014 and 2013, all of the Company’s long-lived assets were located in North America.

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

Short-Term Investments

Management determines the appropriate classification of investments at the time of purchase and evaluates such determination as of each balance sheet date. The Company’s investments were classified as available-for-sale securities and are stated at fair value at December 31, 2014 and 2013. Realized gains and losses are included in other income based on the specific identification method. There were no realized gains or losses for the years ended December 31, 2014, 2013 or 2012. Net unrealized gains and losses on available-for-sale securities are reported as a component of other comprehensive loss, net of tax. As of December 31, 2014 and 2013, there were no unrealized gains or losses on available-for-sale securities. The Company regularly monitors and evaluates the fair value of its investments to identify other-than-temporary declines in value. Management believes no such declines in value existed at December 31, 2014 or 2013.

Accounts Receivable

The Company assesses the need for an allowance for doubtful accounts based on estimates of probable credit losses. This assessment is based on several factors including aging of customer accounts, known customer specific risks, historical experience and existing economic conditions. The Company generally does not require collateral for receivable balances. Accounts would be charged against the allowance after all means of collection were exhausted and recovery was considered remote. Based on management’s analysis of its outstanding accounts receivable, the Company recorded an allowance of $1,100 and $556 at December 31, 2014 and 2013, respectively.

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

SciQuest, Inc.

Notes to Consolidated Financial Statements

(in thousands, except per share amounts)

Goodwill

Goodwill represents the excess of the cost of an acquired entity over the net fair value of the identifiable assets acquired and liabilities assumed. Goodwill is not amortized, but rather is assessed for impairment at least annually. Additionally, the Company would also review the carrying value of goodwill whenever events or changes in circumstances indicated that its carrying amount may not be recoverable. The Company has concluded that it has one reporting unit for purposes of its annual goodwill impairment testing. To assess goodwill impairment, the first step is to identify if a potential impairment exists by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to have a potential impairment and the second step of the impairment test is not necessary. The Company performed its annual assessments on December 31, 2014 and 2013. The estimated fair value of the Company’s reporting unit exceeded its carrying amount, including goodwill, and as such, no goodwill impairment was recorded.

Long-Lived Assets

The Company evaluates the recoverability of its property and equipment and other long-lived assets, including acquired technology and customer relationships, when events change or circumstances indicate the carrying amount may not be recoverable. If such events or changes in circumstances are present, the undiscounted cash flow method is used to determine whether the asset is impaired. An impairment loss is recognized when, and to the extent, the net book value of such assets exceeds the fair value of the assets or the business to which the assets relate. Cash flows would include the estimated terminal value of the asset and exclude any interest charges. The discount rate utilized would be based on the Company’s best estimate of the related risks and return at the time the impairment assessment is made. There were no impairments of the Company’s long-lived assets during the years ended December 31, 2014, 2013, and 2012.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of costs, including salaries and sales commissions, of all personnel involved in the sales process. Sales and marketing expenses also include costs of advertising, trade shows, certain indirect costs and allocated fixed asset depreciation and facilities costs. Advertising costs are expensed as incurred. Advertising expenses totaled approximately $883, $678 and $522 for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Stock-based compensation costs are based on the fair value of the underlying option calculated using the Black-Scholes option-pricing model on the date of grant for stock options. Determining the appropriate fair value model and related assumptions requires judgment, including estimating stock price volatility, forfeiture rates and expected term. The Company uses the historical volatility of its stock price to calculate the expected volatility. Prior to the second half of 2013, the expected volatility rates were estimated based on the actual volatility of comparable public companies over the expected term. The expected term for the years ended December 31, 2014, 2013 and 2012, represents the average time that options that vest are expected to be outstanding based on the mid-point between the vesting date and the end of the contractual term of the award. The Company has not paid dividends and does not anticipate paying a cash dividend in the foreseeable future and, accordingly, uses an expected dividend yield of zero. The risk-free interest rate is based on the rate of U.S. Treasury securities with maturities consistent with the estimated expected term of the awards.

SciQuest, Inc.

Notes to Consolidated Financial Statements

(in thousands, except per share amounts)

Foreign Currency and Operations

The reporting currency for all periods presented is the U.S. dollar. The functional currency for the Company’s foreign subsidiaries is generally their local currency. The translation of each subsidiary’s financial statements into U.S. dollars is performed for assets and liabilities using exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period. The resulting translation adjustments are recognized in accumulated other comprehensive loss, a separate component of stockholders’ equity. Also included in accumulated other comprehensive loss is the foreign translation adjustment of $4,228 related to the intercompany balance with the Company’s Canadian subsidiary not expected to be settled in the foreseeable future. Realized foreign currency transaction gains and losses are included in the other income section of the consolidated statements of operations and comprehensive loss.

Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding for the period. Outstanding unvested restricted stock purchased by employees is subject to repurchase by the Company and therefore is not included in the calculation of the weighted-average shares outstanding until vested. Diluted net loss per share is computed giving effect to all potentially dilutive common stock, including options and restricted stock. The dilutive effect of outstanding awards is reflected in diluted earnings per share by application of the treasury stock method.

The following summarizes the calculation of basic and diluted net loss per share:

	Year Ended December 31,
	2014	2013	2012
Basic:
Net loss	$(69)	$(4,734)	$(1,176)
Weighted average common shares, basic	26,609	23,044	22,285
Basic net loss per share	$(0.00)	$(0.20)	$(0.05)
Diluted:
Net loss	$(69)	$(4,734)	$(1,176)
Weighted average common shares, basic	26,609	23,044	22,285
Dilutive effect of:
Options to purchase common stock	-	-	-
Nonvested shares of restricted stock	-	-	-
Weighted average common shares, diluted	26,609	23,044	22,285
Diluted net loss per share	$(0.00)	$(0.20)	$(0.05)

For the years ended December 2014, 2013, and 2012, the Company incurred net losses and, therefore, the effect of the Company’s outstanding stock options, nonvested restricted stock and common stock issuable pursuant to the employee stock purchase plan was not included in the calculation of diluted net loss per share as the effect would be anti-dilutive. For the years ended December 31, 2014, 2013, and 2012, diluted net loss per share excluded the impact of 361, 430, and 384 outstanding stock options, 13, 28, and 43 nonvested shares of restricted stock, and approximately 12, 18, and 0 shares of common stock issuable pursuant to the employee stock purchase plan, respectively.

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

Recent Accounting Pronouncements

In August 2014, the FASB issued new accounting guidance which addresses management’s responsibility to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. This guidance is effective for the fiscal year ending after December 15, 2016, and for fiscal years and interim periods thereafter. Early adoption is permitted. The Company does not expect to early adopt this guidance and does not believe that the adoption of this guidance will have a material impact on its financial statements.

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

In July 2013, the FASB issued a revised accounting standard, which clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This standard is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Retrospective application is permitted. The Company adopted this guidance on January 1, 2014. The adoption for this guidance did not have a material impact on the Company’s financial position, results of operations, or cash flows.

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

The following unaudited pro forma information is not intended to be indicative of future operating results.

	Years Ended December 31,
	2013	2012
Pro forma revenue	$100,688	$77,662
Pro forma net loss	$(3,536)	$(1,723)
Pro forma net loss per share, basic	$(0.15)	$(0.07)
Pro forma net loss per share, diluted	$(0.15)	$(0.07)

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

The purchase price consisted of $8,000 in cash and 113 shares of the Company’s common stock at a fair value of $2,087. The purchase agreement also contained an earnout provision for up to $6,000 in cash and 85 shares of the Company’s common stock based on the successful achievement of certain performance targets and continued employment with the Company from the closing date to December 31, 2013. The performance conditions for Q4 2012 and Q1 2013 were met and the Company paid $2,400 and issued 34 shares of common stock on April 29, 2013. Additionally, the performance conditions for Q2, Q3 and Q4 2013 were met and the Company paid $3,600 on January 31, 2014 and issued 51 shares of common stock on February 3, 2014. The cash earn-out was recognized as compensation expense in the consolidated statement of operations and comprehensive loss in the period in which it was earned. The fair value of the shares under the stock earn-out was recognized as stock-based compensation expense in the consolidated statement of operations and comprehensive loss over the requisite service period of the award. During the years ended December 31, 2013 and 2012, the Company recognized compensation expense of $4,800 and $1,200, respectively, and stock-based compensation expense of $1,252 and $300, respectively, related to this earn-out arrangement.

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

SciQuest, Inc.

Notes to Consolidated Financial Statements

(in thousands, except per share amounts)

2012, the Company recognized stock-based compensation expense of $976 and $1,466, respectively, related to this earn-out arrangement.

4. Cash Equivalents and Short-Term Investments

The components of cash equivalents and short-term investments at December 31, 2014 and 2013 are as follows:

	December 31, 2014		December 31, 2013
		Fair Market		Fair Market
	Cost	Value	Cost	Value
Cash Equivalents:
Money market accounts	$2,130	$2,130	$5,349	$5,349
Commercial paper	46,339	46,339	-	-
Short-term investments:
Variable rate demand notes	14,030	14,030	15,105	15,105
Commercial paper	57,463	57,463	-	-
Total	$119,962	$119,962	$20,454	$20,454

There were no unrealized gains or losses as of December 31, 2014 or 2013.

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

●

Level 1 — Valuations based on quoted prices in active markets for identical instruments that the Company is able to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

●

Level 2 — Valuations based on quoted prices in active markets for instruments that are similar, or quoted prices in markets that are not active for identical or similar instruments, and model-derived valuations in which all significant input and significant value drivers are observable in active markets.

●	Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The financial assets for which the Company performs recurring fair value remeasurements are cash equivalents and short-term investments.

As of December 31, 2014 and 2013, the Company had cash equivalents of $48,469 and $5,349, respectively, which consist of money market accounts and commercial paper. As of December 31, 2014 and 2013, the Company had short-term investments of $71,493 and $15,105, respectively, which consist of commercial paper and variable rate demand notes that are invested in corporate and municipal bonds. These commercial paper investments have maturities between one and six months whereas the variable rate demand notes have final maturities between 2017 and 2042, but are puttable by the Company at any time with seven days notice. These cash equivalents and short-term investments are classified within Level 1 of the fair value hierarchy since they are valued using quoted market prices. As of December 31, 2014 and 2013, the Company did not have any financial assets or liabilities with observable inputs not quoted on active markets (Level 2), or without observable market values that would require a high level of judgment to determine fair value (Level 3).

SciQuest, Inc.

Notes to Consolidated Financial Statements

(in thousands, except per share amounts)

The fair value measurements of the Company’s financial assets at December 31, 2014 are as follows:

	Total	Level 1	Level 2	Level 3
Cash equivalents	$48,469	$48,469	$-	$-
Short-term investments	71,493	71,493	-	-
Total	$119,962	$119,962	$-	$-

The fair value measurements of the Company’s financial assets at December 31, 2013 are as follows:

	Total	Level 1	Level 2	Level 3
Cash equivalents	$5,349	$5,349	$-	$-
Short-term investments	15,105	15,105	-	-
Total	$20,454	$20,454	$-	$-

6. Property and Equipment

Property and equipment consist of the following as of December 31, 2014 and 2013:

	December 31,	December 31,
	2014	2013
Furniture and fixtures	$1,560	$1,284
Computer software and equipment	25,039	17,036
Leasehold improvements	624	715
Total costs	27,223	19,035
Less accumulated depreciation and amortization	(13,628)	(9,007)
Property and equipment, net	$13,595	$10,028

Depreciation expense related to property and equipment (excluding capitalized internal-use software) for the years ended December 31, 2014, 2013 and 2012 was $2,685, $2,159 and $1,532, respectively.

During the year ended December 31, 2014, the Company entered into a lease assignment, pursuant to which the Company assigned all of its right, title and interest in the Company’s office lease at its former headquarters. In accordance with the assignment, certain fixed assets were transferred with the office space. Accordingly, the Company wrote off furniture and fixtures and leasehold improvements with an original cost of $1,366 and accumulated depreciation of $936. The Company recognized a loss of $430 in the accompanying consolidated statements of operations and comprehensive loss for the year ended December 31, 2014 related to these disposals.

The Company disposed of fully-depreciated computer software and equipment with a cost of $996 during the year ended December 31, 2013. During 2012, the Company disposed of computer software and equipment with an original cost of $1,036 and accumulated depreciation of $998 . The Company recognized a loss in the accompanying consolidated statements of operations and comprehensive loss of $38 during the year ended December 31, 2012 related to these disposals.

Computer software and equipment includes capitalized software development costs incurred during development of the Company’s cloud-based solution. The Company capitalized software development costs of $5,431 and $3,623 during the years ended December 31, 2014 and 2013, respectively. Net capitalized software development costs totaled $7,867 and $5,349 as of December 31, 2014 and 2013, respectively. Amortization expense for the years ended December 31, 2014, 2013 and 2012 related to capitalized software development costs was $2,934, $1,842 and $928, respectively, which is classified within cost of revenues in the accompanying consolidated statements of operations and comprehensive loss.

7. Goodwill and Other Intangible Assets

The Company acquired goodwill and certain identifiable intangible assets as part of the acquisitions in August 2013, October 2012, August 2012 and January 2011 and the going private transaction in July 2004.

SciQuest, Inc.

Notes to Consolidated Financial Statements

(in thousands, except per share amounts)

The changes in the carrying amount of goodwill for the years ended December 31, 2014 and 2013 were as follows:

Balance at December 31, 2012	$37,295
Goodwill acquired	28,908
Foreign currency translation	(923)
Balance at December 31, 2013	65,280
Business combination adjustment	(284)
Foreign currency translation	(1,217)
Balance at December 31, 2014	$63,779

As the functional currency of the Company’s Canadian subsidiary, where certain of the Company’s goodwill is recorded, is its local currency, there are related foreign currency translation adjustments. The foreign currency is translated into U.S. dollars using the exchange rate in effect at period end, with any adjustment included in other comprehensive loss.

A summary of intangible assets as of December 31, 2014 and 2013 follows:

	December 31, 2014
	Weighted Average
	Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount
Acquired technology	7.0 years	$19,578	$(11,699)	$7,879
Customer relationships	12.1 years	26,842	(12,062)	14,780
Covenant not to compete	4.2 years	380	(212)	168
Acquired trademarks	4.5 years	1,093	(504)	589
Trademarks	indefinite	430	-	430
Total		$48,323	$(24,477)	$23,846

	December 31, 2013
	Weighted Average
	Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount
Acquired technology	7.0 years	$19,889	$(10,070)	$9,819
Customer relationships	12.1 years	27,117	(9,013)	18,104
Covenant not to compete	4.2 years	382	(112)	270
Acquired trademarks	4.5 years	1,113	(246)	867
Trademarks	indefinite	430	-	430
Total		$48,931	$(19,441)	$29,490

As the functional currency of the Company’s Canadian subsidiary, where certain intangible assets are recorded, is its local currency, there are related foreign currency translation adjustments. The foreign currency is translated into U.S. dollars using the exchange rate in effect at period end, with any adjustment included in other comprehensive loss.

Amortization expense of intangible assets was $5,232, $3,962 and $1,821 for the years ended December 31, 2014, 2013 and 2012, respectively, of which $2,078, $1,580 and $553 is recorded in cost of revenues in the accompanying consolidated statements of operations and comprehensive loss for the years ended December 31, 2014, 2013 and 2012, respectively.

SciQuest, Inc.

Notes to Consolidated Financial Statements

(in thousands, except per share amounts)

The Company estimates the following amortization expense related to its intangible assets for the years ended December 31:

2015	$4,562
2016	4,143
2017	3,694
2018	3,091
2019	2,582
Thereafter	5,344
$23,416

8. Accrued Liabilities

Current accrued liabilities are comprised of the following as of December 31, 2014 and 2013:

	As of December 31,
	2014	2013
Accrued compensation	$6,019	$9,902
Accrued consulting and professional services	295	410
Customer deposits	255	292
Other	3,482	3,161
Total	$10,051	$13,765

9. Debt

On November 2, 2012, the Company established a $30,000 revolving credit facility which will be available for use until November 2, 2015. The revolving credit facility will be used for general corporate purposes. The facility consists of a $20,000 securities secured revolving credit facility and a $10,000 receivables secured revolving credit facility. The securities secured revolving credit facility and the receivables secured revolving credit facility bear interest equal to the BBA LIBOR Daily Floating Rate plus 0.75% and the BBA LIBOR Daily Floating Rate plus 1.50%, respectively. In addition, the Company pays a quarterly fee equal to 0.10% on any unused funds under the facility. As collateral for extension of credit under the facility, the Company and a domestic subsidiary granted security interests in substantially all of their assets, and the Company pledged the stock of a domestic subsidiary and 66% of the shares of one of its foreign subsidiaries. As of and for the periods ending December 31, 2014 and 2013, the Company had $0 outstanding under the revolving credit facility.

10. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 5,000 shares of $0.001 par value preferred stock, of which 222 shares are designated as Series A redeemable preferred stock. The Company’s Board of Directors has the authority to issue up to 4,778 shares of preferred stock in one or more series and to fix the designations, rights, preferences and privileges and any qualifications, limitations or restrictions of the shares of each such series of preferred stock, including dividend rights and rates, conversion rights, voting rights, terms of redemption including price and sinking fund provisions, liquidation preferences and number of shares constituting any series or the designation of that series. As of December 31, 2014 and 2013, no shares of preferred stock were issued or outstanding.

Stock Incentive Plan

The Company’s 2013 Stock Incentive Plan (the “Plan”) allows the Company to grant common stock options, stock appreciation rights, restricted stock units and restricted stock awards to employees, board members and others who contribute materially to the success of the Company. The Company reserved 3,500 shares of its common stock for issuance under the Plan. Additionally, per the terms of the Plan, shares of common stock previously reserved for issuance under the 2004 Stock Incentive Plan (the “Prior Plan”) as well as shares reserved for outstanding awards under the Prior Plan for which the awards are canceled, forfeited, repurchased or otherwise result in common stock not being issued will be added to the number of shares available for issuance under the Plan. Restricted stock units and restricted stock awards that are granted shall count towards the total number of shares reserved for issuance under the Plan as 1.65 shares. As of December 31, 2014, 3,507 shares of common stock were available for issuance under the Plan.

SciQuest, Inc.

Notes to Consolidated Financial Statements

(in thousands, except per share amounts)

The following table summarizes the number of shares outstanding and the number of shares available for future grant under the stock incentive plan at December 31, 2014:

December 31, 2014
Number of shares reserved under the 2013 Plan	3,500
Number of shares remaining for future grants transferred from Prior Plan	902
Number of stock options outstanding under the 2013 Plan	(800)
Weighted average exercise price under the 2013 Plan	$24.31
Weighted average term (in years)	8.9
Number of restricted stock units issued under the 2013 Plan	(95)
Number of shares remaining for future grants
SciQuest, Inc. 2013 Stock Incentive Plan	3,507

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

Restricted Stock

The Company issues restricted stock units to certain employees and non-employee directors. Restricted stock units differ from restricted stock awards in that restricted stock units represent the right to receive shares of common stock once such shares are vested and issuable in accordance with the terms of the restricted stock units. Once issued, such shares are not subject to further restrictions. Stock-based compensation expense related to these restricted stock units is recognized in the consolidated statements of operations and comprehensive loss based on the fair value of these awards, which is the grant date market value of the Company’s common stock. Stock-based compensation expense of $701, $500, and $256 was recorded during the years ended December 31, 2014, 2013, and 2012, respectively, in connection with these restricted stock units. The total unrecognized compensation cost related to these awards is approximately $1,210 at December 31, 2014. This amount is expected to be recognized over a weighted-average period of 2.6 years.

The following summarizes the activity of restricted stock units for the years ended December 31, 2014, 2013 and 2012:

		Weighted-
	Number of	Average Grant
	Shares	Date Fair Value
Nonvested as of December 31, 2011	-	-
Issued	28	$15.67
Vested	-	-
Nonvested as of December 31, 2012	28	15.67
Issued	53	17.87
Vested	(28)	15.67
Forfeited	(4)	16.30
Nonvested as of December 31, 2013	49	18.02
Issued	58	24.71
Vested	(21)	20.24
Forfeited	(3)	16.30
Nonvested as of December 31, 2014	83	$22.20

Additionally, the Company previously issued restricted shares of its common stock to certain employees under the Prior Plan.

SciQuest, Inc.

Notes to Consolidated Financial Statements

(in thousands, except per share amounts)

These awards are recognized in the consolidated statements of operations and comprehensive loss based on their fair values. Stock-based compensation expense of $41 and $110 was recorded during the years ended December 31, 2013 and 2012, respectively, in connection with these restricted stock awards. As of December 31, 2013, these awards were fully vested.

The following summarizes the activity of nonvested shares of restricted stock for the years ended December 31, 2013 and 2012:

		Weighted-
	Number of	Average Grant
	Shares	Date Fair Value
Nonvested as of December 31, 2011	64	$1.66
Vested	(47)	1.69
Nonvested as of December 31, 2012	17	1.58
Vested	(15)	1.58
Repurchased	(2)	1.58
Nonvested as of December 31, 2013	-	-

Stock Options

The Company also issues common stock options. The following summarizes stock option activity for the year ended December 31, 2014:

			Weighted-	Aggregate
			Average	Intrinsic Value
		Weighted-	Remaining	as of
	Number of	Average	Contractual	December 31,
	Options	Exercise Price	Term (In Years)	2014
Balance outstanding as of December 31, 2013	1,967	$15.22	8.0	$26,168
Options granted	510	24.70
Options exercised	(115)	6.37
Options cancelled	(142)	19.75
Balance outstanding as of December 31, 2014	2,220	$17.56	7.5	$2,389
Vested and expected to vest at December 31, 2014	2,003	$17.13	7.4	$2,388
Exercisable as of December 31, 2014	1,256	$14.62	6.7	$2,378

The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying awards and the estimated fair value of the Company’s common stock at December 31, 2014 multiplied by the number of shares that would have been received by the option holders had all option holders exercised their options on December 31, 2014. The aggregate intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 was $1,465, $3,295 and $1,774, respectively.

The total unrecognized compensation cost related to outstanding stock options is $9,920 at December 31, 2014. This amount is expected to be recognized over a weighted-average period of 2.6 years.

SciQuest, Inc.

Notes to Consolidated Financial Statements

(in thousands, except per share amounts)

The following table summarizes information about stock options outstanding and exercisable at December 31, 2014:

	Options Outstanding at December 31, 2014			Options Exercisable at December 31, 2014
		Weighted-
		Average
		Remaining	Weighted-		Weighted-
		Contractual Term	Average		Average
Range of Exercise Price	Number	(In Years)	Exercise Price	Number	Exercise Price
$0.10 - $1.90	8	2.1	$0.29	8	$0.29
$2.04 - $8.18	193	5.0	3.86	193	3.86
$11.45 - $17.20	1,190	7.1	14.89	826	14.63
$17.41 - $27.64	672	8.7	23.82	196	23.36
$27.91 - $29.14	157	9.0	28.71	33	28.73
Total	2,220	7.5	$17.56	1,256	$14.62

The fair value of common stock options for employees is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:

	2014	2013	2012
Estimated dividend yield	0%	0%	0%
Expected stock price volatility	46.05 - 46.83%	46.42 - 55.00%	60.00 - 80.00%
Weighted-average risk-free interest rate	1.6 - 2.0%	0.9 - 2.0%	0.8 - 1.5%
Expected life of options (in years)	6.25	6.25	6.25

Stock-based compensation expense of $5,195, $3,890 and $2,925 was recorded during the years ended December 31, 2014, 2013 and 2012, respectively, related to the Company’s outstanding stock options. The weighted average grant date fair value per share for stock options granted in 2014, 2013 and 2012 was $11.57, $10.34 and $9.22, respectively. The aggregate fair value of stock options that vested during the years ended December 31, 2014, 2013 and 2012 was $5,422, $3,481 and $3,408, respectively.

As discussed in Note 3, the Company recognized stock-based compensation expense of $1,252 and $300 in the accompanying consolidated statement of operations and comprehensive loss for the years ended December 31, 2013 and 2012, respectively, related to the earn-out arrangement associated with the Spend Radar acquisition. In addition, the Company recognized stock-based compensation expense of $976 and $1,466 in the accompanying consolidated statements of operations and comprehensive loss for the years ended December 31, 2013 and 2012, respectively, related to the earn-out arrangement with certain former shareholders of AECsoft.

Employee Stock Purchase Plan

The Company adopted an Employee Stock Purchase Plan (the “Purchase Plan”) effective June 1, 2012. Eligible employees can contribute up to 10% of their gross earnings for each pay period, up to a maximum of $25 for any calendar year. The initial offering period that commenced on June 1, 2012 was a period of 12 months, and thereafter six month offering periods begin on December 1 and June 1 of each year. During the offering period eligible employees may elect to purchase shares of the Company’s common stock according to the terms of the offering. The per share purchase price is equal to the lessor of 85% of the fair market value of the Company’s common stock on the offering date or 85% of the fair market value of the Company’s common stock on the purchase date. As of December 31, 2014, 880 shares of common stock were available for issuance to participating employees under the Purchase Plan. During the years ended December 31, 2014, 2013 and 2012, the Company recognized stock-based compensation expense of $293, $273 and $140, respectively, related to the Purchase Plan.

SciQuest, Inc.

Notes to Consolidated Financial Statements

(in thousands, except per share amounts)

The fair value of stock purchase rights granted under the Purchase Plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:

	2014	2013	2012
Estimated dividend yield	0%	0%	0%
Expected stock price volatility	47.20%	46.69 - 52.22%	57.30%
Weighted-average risk-free interest rate	0.06 - 0.08%	0.07 - 0.11%	0.13 - 0.17%
Expected life of options (in years)	0.5	0.5	0.5 - 1.0

11. Income Taxes

The following are the components of loss before income taxes:

	2014	2013	2012
Domestic	$(538)	$(5,110)	$(940)
Foreign	-	-	(133)
Total	$(538)	$(5,110)	$(1,073)

The provision for (benefit from) income taxes in the accompanying consolidated statements of operations and comprehensive loss for the years ended December 31, 2014, 2013 and 2012 consisted of the following:

	2014	2013	2012
Current
Federal	$53	$14	$89
State	73	45	69
	126	59	158
Deferred
Federal	(1,106)	(1,825)	76
State	511	1,390	(131)
	(595)	(435)	(55)
Income tax (benefit) expense	$(469)	$(376)	$103

A reconciliation of the statutory income tax rate to the effective income tax rate is as follows:

	Year Ended December 31,
	2014	2013	2012
US federal statutory rate	34%	34%	34%
State taxes (net of federal benefit)	8	3	6
Foreign rate differential	-	-	(18)
Branch loss benefit at statutory rate	-	-	95
Stock compensation expense	(25)	(7)	2
Stock acquisition - additional purchase price	-	-	(51)
Nondeductible meals and entertainment	(10)	(1)	(4)
Research and development tax credits	99	10	-
Expiration of state loss carryforwards	-	-	(168)
Expiration of federal loss carryforwards	-	-	(57)
Change in valuation allowance	(36)	(12)	141
Payable reclass	-	-	3
Change in state effective tax rate	(4)	(19)	-
Provision to return adjustments	20	-	6
Acquisition costs	-	(1)	-
Other	1	-	1
Effective tax rate	87%	7%	(10)%

SciQuest, Inc.

Notes to Consolidated Financial Statements

(in thousands, except per share amounts)

The Company reevaluated its federal and state loss carryforwards during 2012 and determined that various losses would never be utilized based on the section 382 limit. Therefore, the Company reduced its deferred tax asset related to these losses. These deferred tax assets previously had a full valuation provided against them. The Company had no tax expense (benefit) related to the removal of the net operating losses. In 2013 and 2014, certain state net operating loss carryforwards were reevaluated based on current activity and it was determined that an additional valuation allowance was required, resulting in tax expense of $624 and $621, respectively.

During 2013, the Company acquired the stock of CombineNet in a tax-free reorganization under IRC Sec. 368(a)(2)(d). The acquisition resulted in a net deferred tax liability of $2,027 being recorded as part of purchase accounting, with a corresponding adjustment to goodwill. There was no impact to income tax expense.

The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset at December 31, 2014 and 2013 are as follows:

	2014	2013
Deferred tax assets:
Compensation accruals	$1,309	$990
Other accruals	476	319
Gross current deferred tax asset	1,785	1,309
Less: valuation allowance for current deferred tax asset	(1,385)	(1,019)
Net current deferred tax asset	400	290
Net operating loss carryforwards	77,840	79,632
Foreign loss carryforward	3,645	2,203
Research and development tax credits	2,859	2,000
Deferred revenues	4,167	5,740
Stock compensation	4,157	2,288
Capitalized earn-out payments	2,723	1,847
Other credits	491	406
Other	606	496
Gross non-current deferred tax asset	96,488	94,612
Less: valuation allowance for non-current deferred tax asset	(74,790)	(72,640)
Net non-current deferred tax asset	21,698	21,972
Total deferred tax assets	22,098	22,262
Deferred tax liabilities:
Depreciation and amortization	929	814
Customer contracts	-	34
Trade names	158	159
Capitalized software costs	2,865	1,942
Identifiable intangibles	6,089	8,138
Total deferred tax liabilities	10,041	11,087
Net deferred tax assets	$12,057	$11,175

As of December 31, 2014, the Company has federal and state net operating loss carryforwards of approximately $212,568 and $124,578, respectively, which will begin to expire in 2018 for federal tax purposes and began to expire in 2009 for state tax purposes. Furthermore, the Company has approximately $491 of alternative minimum tax credit carryforwards and $3,873 of research and development credit carryforwards. The research and development credits began to expire in 2013. The Tax Reform Act of 1986 contains provisions that limit the ability of companies to utilize net operating loss carryforwards and tax credit carryovers in the case of certain events including significant changes in ownership. These limitations may significantly impact the amount of net operating loss and tax credit carryovers available to offset future taxable income. As of December 31, 2014, the Company believes that federal and state net operating loss carryforwards in the amounts of $14,164 and $37,890, respectively, will be available for future utilization to the extent of future income. The Company has provided a valuation allowance for the remaining federal and state losses of $198,404 and $86,688, respectively, due to uncertainty regarding the Company’s ability to fully realize these assets.

SciQuest, Inc.

Notes to Consolidated Financial Statements

(in thousands, except per share amounts)

At December 31, 2014 and 2013, unrecognized tax benefits of $1,014 and $1,024, respectively, net of federal tax benefits, would have increased the Company’s deferred tax assets. This amount, if recognized, would impact the effective tax rate. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

The following is a tabular reconciliation of the Company’s change in uncertain tax positions:

	2014	2013	2012
Beginning Balance	$1,024	$515	$515
Increases related to current year tax position	288	326	-
(Decreases) increases related to prior year tax positions	(298)	183	-
Ending balance	$1,014	$1,024	$515

As of December 31, 2014 and 2013, the Company did not have any accrued interest or penalties associated with any unrecognized tax positions, and there were no such interest or penalties recognized during the years ended December 31, 2014, 2013 or 2012. The Company’s open tax years that are subject to federal examination are 2011 through 2013. All prior years with applicable net operating losses will remain open to the extent of the amount of the net operating loss. The Company provides for U.S. income taxes on earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered indefinitely reinvested outside the United States. As of December 31, 2014, U.S. income taxes were not provided for any undistributed earnings for non-U.S. subsidiaries, as the Company currently intends to reinvest any earnings from foreign operations indefinitely.

12. Commitments and Contingencies

Operating Leases

The Company leases office space under non-cancelable operating leases. The Company did not have any capital lease obligations as of December 31, 2014 or 2013. The Company is committed to a lease agreement for office space for its headquarters through July 2024. On July 29, 2014, the Company entered into a lease assignment, pursuant to which the Company assigned all of its right, title and interest in the Company’s office lease at its former headquarters. The assignment required the Company to pay an amount equal to $20 as an estimate of additional rental adjustments that are expected to be payable under the lease, and a lump sum payment to the landlord in the amount of $685 as a partial prepayment of rental payments owed under the lease for the remaining lease term. These costs, adjusted for the existing deferred rent balance of $468, are included in general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss for the year ended December 31, 2014. In addition, in connection with the negotiation of the lease assignment, the Company incurred broker’s fees of $141, which are included in general and administrative expense for the year ended December 31, 2014. As discussed in Note 6, certain fixed assets were transferred in accordance with the lease assignment. The Company recognized a loss of $430 in the accompanying consolidated statements of operations and comprehensive loss for the year ended December 31, 2014 related to the disposal of these assets. The Company is also committed to leases through February 2016, May 2016, June 2016, July 2018 and March 2019. Future minimum lease payments required under leases in effect as of December 31, 2014 are as follows:

Operating Leases
2015	$2,772
2016	2,356
2017	2,098
2018	2,082
2019	1,951
Thereafter	9,443
Total future minimum lease payments	$20,702

Rent expense is calculated on a straight-line basis over the term of the lease. Rent expense recognized under operating leases totaled approximately $3,190, $2,378 and $1,777 for the years ended December 31, 2014, 2013 and 2012, respectively.

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

On January 31, 2012, a lawsuit alleging patent infringement was filed against the Company and certain customers and suppliers that participate in the SciQuest Supplier Network. On March 31, 2012, SciQuest, Inc. entered into a settlement agreement with the plaintiff. The settlement amount, which did not have a material adverse effect on the Company’s financial position, results of operations, or cash flows, is recorded in operating expenses in the accompanying consolidated statement of operations and comprehensive loss for the year ended December 31, 2012.

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

13. Employee Benefit Plan

The Company offers various defined contribution plans covering eligible employees in the United States and foreign locations. The total expense associated with the contribution plans during the years ended December 31, 2014, 2013 and 2012, was $978, $892 and $628, respectively.

14. Quarterly Results of Operations (unaudited)

The following is a summary of the Company’s quarterly results of operations for the years ended December 31, 2014 and 2013:

	March 31,	June 30,	September 30,	December 31,
	2014	2014	2014	2014
Revenues	$25,407	$25,287	$25,670	$25,568
Gross profit	17,737	17,411	17,816	17,471
Net income (loss)	66	(73)	(430)	368

Net income (loss) per share:
Basic	$0.00	$(0.00)	$(0.02)	$0.01
Diluted	$0.00	$(0.00)	$(0.02)	$0.01

	March 31,	June 30,	September 30,	December 31,
	2013	2013	2013	2013
Revenues	$20,665	$21,205	$22,513	$25,848
Gross profit	14,051	14,636	15,754	18,379
Net loss	(612)	(520)	(2,382)	(1,220)

Net loss per share:
Basic	$(0.03)	$(0.02)	$(0.10)	$(0.05)
Diluted	$(0.03)	$(0.02)	$(0.10)	$(0.05)