Form 10-Q
period 2015-09-30
SCIQUEST INC
filed 2015-11-06
CIK 1082526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 31, 2015, 27,815,502 shares of the registrant’s outstanding common stock, $0.001 par value per share, were outstanding.

SCIQUEST, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2015

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

SciQuest, Inc.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	As of	As of
	September 30	December 31,
	2015	2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$60,137	$59,419
Short-term investments	75,918	71,493
Accounts receivable, net	11,961	12,032
Prepaid expenses and other current assets	2,395	2,666
Deferred tax asset	378	400
Total current assets	150,789	146,010
Property and equipment, net	14,484	13,595
Goodwill	61,916	63,779
Intangible assets, net	19,733	23,846
Deferred commissions	6,199	6,094
Deferred tax asset, less current portion	11,015	11,657
Other	283	234
Total assets	$264,419	$265,215

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$508	$375
Accrued liabilities	10,013	10,051
Deferred revenues	56,648	59,751
Total current liabilities	67,169	70,177
Deferred revenues, less current portion	9,337	11,350
Deferred rent, less current portion	1,969	2,027

Commitments and Contingencies

Stockholders' equity:
Common stock, $0.001 par value; 50,000 shares authorized; 27,815 and 27,574 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	28	28
Additional paid-in capital	210,334	204,065
Accumulated other comprehensive loss	(5,386)	(3,055)
Accumulated deficit	(19,032)	(19,377)
Total stockholders' equity	185,944	181,661
Total liabilities and stockholders' equity	$264,419	$265,215

The accompanying notes are an integral part of the consolidated financial statements.

SciQuest, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)

Revenues	$26,256	$25,670	$78,698	$76,364
Cost of revenues	8,409	7,854	25,439	23,400
Gross profit	17,847	17,816	53,259	52,964
Operating expenses:
Research and development	6,811	7,146	20,613	21,261
Sales and marketing	6,308	6,208	20,041	19,409
General and administrative	2,805	4,348	9,324	10,791
Amortization of intangible assets	645	795	2,114	2,395
Total operating expenses	16,569	18,497	52,092	53,856
Income (loss) from operations	1,278	(681)	1,167	(892)
Other (expense) income:
Interest income	158	124	471	182
Other expense, net	(176)	(37)	(411)	(48)
Total other (expense) income, net	(18)	87	60	134
Income (loss) before income taxes	1,260	(594)	1,227	(758)
Income tax (expense) benefit	(1,008)	164	(882)	321
Net income (loss)	$252	$(430)	$345	$(437)

Other comprehensive loss:
Foreign currency translation adjustments	(1,150)	(898)	(2,331)	(973)
Comprehensive loss	$(898)	$(1,328)	$(1,986)	$(1,410)

Net income (loss) per share:
Basic	$0.01	$(0.02)	$0.01	$(0.02)
Diluted	$0.01	$(0.02)	$0.01	$(0.02)
Weighted average shares outstanding used in computing per share amounts:
Basic	27,818	27,514	27,684	26,295
Diluted	27,907	27,514	27,955	26,295

The accompanying notes are an integral part of the consolidated financial statements.

SciQuest, Inc.

Consolidated Statement of Stockholders’ Equity

(unaudited)

(in thousands)

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2014	27,574	$28	$204,065	$(3,055)	$(19,377)	$181,661
Issuance of stock in connection with stock option exercises	200	-	1,526	-	-	1,526
Issuance of stock in connection with employee stock purchase plan	32	-	398	-	-	398
Issuance of stock pursuant to vesting of restricted stock units	9	-	-	-	-	-
Stock-based compensation	-	-	4,345	-	-	4,345
Foreign currency translation adjustments	-	-	-	(2,331)	-	(2,331)
Net income	-	-	-	-	345	345
Balance at September 30, 2015	27,815	$28	$210,334	$(5,386)	$(19,032)	$185,944

The accompanying notes are an integral part of the consolidated financial statements.

SciQuest, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended
	September 30,
	2015	2014
	(unaudited)
Cash flows from operating activities
Net income (loss)	$345	$(437)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,820	7,954
Loss on disposal of fixed assets	-	430
Stock-based compensation expense	4,345	4,672
Deferred taxes	664	(457)
Changes in operating assets and liabilities:
Accounts receivable	14	4,293
Prepaid expenses and other current assets	250	379
Deferred commissions and other assets	(173)	753
Accounts payable	136	(582)
Accrued liabilities	(235)	(3,769)
Deferred revenues	(4,942)	(4,328)
Deferred rent	(58)	-
Net cash provided by operating activities	9,166	8,908
Cash flows from investing activities
Addition of capitalized software development costs	(4,744)	(4,231)
Purchase of property and equipment	(1,582)	(3,304)
Purchase of available-for-sale short-term investments	(113,975)	(92,735)
Maturities of available-for-sale short-term investments	109,550	30,480
Net cash used in investing activities	(10,751)	(69,790)
Cash flows from financing activities
Proceeds from public offering, net of underwriting discount	-	87,673
Public offering costs	-	(240)
Proceeds from exercise of common stock options	1,526	452
Proceeds from employee stock purchase plan activity	675	766
Net cash provided by financing activities	2,201	88,651
Effect of exchange rate changes on cash and cash equivalents	102	(36)
Net increase in cash and cash equivalents	718	27,733
Cash and cash equivalents at beginning of period	59,419	19,117
Cash and cash equivalents at end of period	$60,137	$46,850

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the fiscal year or any future period. The balance sheet at December 31, 2014 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission on February 23, 2015.

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

Short-Term Investments

Management determines the appropriate classification of investments at the time of purchase and evaluates such determination as of each balance sheet date. The Company’s investments were classified as available-for-sale securities and are stated at fair value at September 30, 2015 and December 31, 2014. Realized gains and losses are included in other (expense) income based on the specific identification method. There were no realized gains or losses for the three or nine months ended September 30, 2015 or 2014. Net unrealized gains and losses on available-for-sale securities are reported as a component of other comprehensive loss, net of tax. As of September 30, 2015 and December 31, 2014, there were no unrealized gains or losses on available-for-sale securities. The Company regularly monitors and evaluates the fair value of its investments to identify other-than-temporary declines in value. Management believes no such declines in value existed at September 30, 2015 or December 31, 2014.

Accounts Receivable

The Company assesses the need for an allowance for doubtful accounts based on estimates of probable credit losses. This assessment is based on several factors including aging of customer accounts, known customer specific risks, historical experience and existing economic conditions. The Company generally does not require collateral for receivable balances. Accounts would be charged against the allowance after all means of collection were exhausted and recovery was considered remote. Based on management’s analysis of its outstanding accounts receivable, the Company recorded an allowance of $463 and $1,100 at September 30, 2015 and December 31, 2014, respectively.

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

SciQuest, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(in thousands, except per share amounts)

Goodwill

Goodwill represents the excess of the cost of an acquired entity over the net fair value of the identifiable assets acquired and liabilities assumed. Goodwill is not amortized, but rather is assessed for impairment at least annually. Additionally, the Company would also review the carrying value of goodwill whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The Company has concluded that it has one reporting unit for purposes of its annual goodwill impairment testing. To assess goodwill impairment, the first step is to identify if a potential impairment exists by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to have a potential impairment and the second step of the impairment test is not necessary. The results of our most recent annual assessment did not indicate any impairment of goodwill, and as such, the second step of the impairment test was not required. Additionally, we do not believe there have been any triggering events that would result in potential impairment of goodwill as of September 30, 2015.

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

Stock-based compensation costs are based on the fair value of the underlying option calculated using the Black-Scholes option-pricing model on the date of grant for stock options and a lattice model on the date of grant for performance-based restricted stock units. Determining the appropriate fair value model and related assumptions requires judgment, including estimating stock price volatility, forfeiture rates and expected term. The Company uses the historical volatility of its stock price to calculate the expected volatility. The expected term for the nine months ended September 30, 2015 and 2014, represents the average time that options that vest are expected to be outstanding based on the mid-point between the vesting date and the end of the contractual term of the award. The Company has not paid dividends and does not anticipate paying a cash dividend in the foreseeable future and, accordingly, uses an expected dividend yield of zero. The risk-free interest rate is based on the rate of U.S. Treasury securities with maturities consistent with the estimated expected term of the awards.

Foreign Currency and Operations

The reporting currency for all periods presented is the U.S. dollar. The functional currency for the Company’s foreign subsidiaries is generally their local currency. The translation of each subsidiary’s financial statements into U.S. dollars is performed for assets and liabilities using exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period. The resulting translation adjustments are recognized in accumulated other comprehensive loss, a separate component of stockholders’ equity. At September 30, 2015 and December 31, 2014, accumulated other comprehensive loss was ($5,386) and ($3,055), respectively, which is predominantly due to the intercompany balance with the Company’s Canadian subsidiary not expected to be settled in the foreseeable future. Realized foreign currency transaction gains and losses are included in other (expense) income in the consolidated statements of operations and comprehensive loss.

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

SciQuest, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(in thousands, except per share amounts)

The following summarizes the calculation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Basic:
Net income (loss)	$252	$(430)	$345	$(437)
Weighted average common shares, basic	27,818	27,514	27,684	26,295
Basic net income (loss) per share	$0.01	$(0.02)	$0.01	$(0.02)
Diluted:
Net income (loss)	$252	$(430)	$345	$(437)
Weighted average common shares, basic	27,818	27,514	27,684	26,295
Dilutive effect of:
Options to purchase common stock	57	-	207	-
Nonvested shares of restricted stock	27	-	30	-
Shares of employee stock purchase plan	5	-	34	-
Weighted average common shares, diluted	27,907	27,514	27,955	26,295
Diluted net income (loss) per share	$0.01	$(0.02)	$0.01	$(0.02)

The following equity instruments have been excluded from diluted net income (loss) per common share as they would be anti-dilutive.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Common stock options	812	654	617	308

For the three and nine months ended September 30, 2014, the Company incurred net losses and, therefore, the effect of the Company’s outstanding stock options, nonvested restricted stock and common stock issuable pursuant to the employee stock purchase plan was not included in the calculation of diluted net loss per share as the effect would be anti-dilutive. For the three and nine months ended September 30, 2014, diluted net loss per share excluded the impact of 257 and 400 outstanding stock options, respectively, 7 and 13 nonvested shares of restricted stock, respectively, and 1 and 23 shares of common stock issuable pursuant to the employee stock purchase plan, respectively.

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

In May 2014, the FASB issued new accounting guidance on revenue recognition, which provides for a single five-step model to be applied to all revenue contracts with customers. The new standard also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. The new standard was originally effective for fiscal years and interim periods within those years beginning after December 15, 2016 and early adoption was not permitted. In August 2015, the FASB approved a one year delay of the effective date to reporting periods beginning after December 15, 2017, while permitting companies to voluntarily adopt the new standard as of the original effective date. The Company will adopt this standard in the first quarter of 2018. The Company is currently evaluating the impact that the implementation of this standard will have on its financial statements.

3. Cash Equivalents and Short-Term Investments

The components of cash equivalents and short-term investments at September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015		December 31, 2014
		Fair Market		Fair Market
	Cost	Value	Cost	Value
Cash Equivalents:
Money market accounts	$1,839	$1,839	$2,130	$2,130
Commercial paper	51,474	51,474	46,339	46,339
Short-term investments:
Variable rate demand notes	12,980	12,980	14,030	14,030
Commercial paper	62,938	62,938	57,463	57,463
Total	$129,231	$129,231	$119,962	$119,962

There were no unrealized gains or losses as of September 30, 2015 or December 31, 2014.

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

As of September 30, 2015 and December 31, 2014, the Company had cash equivalents of $53,313 and $48,469, respectively, which consist of money market accounts and commercial paper. As of September 30, 2015 and December 31, 2014, the Company had short-term investments of $75,918 and $71,493, respectively, which consist of commercial paper and variable rate demand notes that are invested in corporate and municipal bonds. The variable rate demand notes have final maturities between 2025 and 2042, but are puttable by the Company at any time with seven days notice. These cash equivalents and short-term investments are classified within Level 1 of the fair value hierarchy since they are valued using quoted market prices. As of September 30, 2015 and December 31, 2014, the Company did not have any financial assets or liabilities with observable inputs not quoted on active markets (Level 2), or without observable market values that would require a high level of judgment to determine fair value (Level 3).

The fair value measurements of the Company’s financial assets at September 30, 2015 are as follows:

	Total	Level 1	Level 2	Level 3
Cash equivalents	$53,313	$53,313	$-	$-
Short-term investments	75,918	75,918	-	-
Total	$129,231	$129,231	$-	$-

The fair value measurements of the Company’s financial assets at December 31, 2014 are as follows:

	Total	Level 1	Level 2	Level 3
Cash equivalents	$48,469	$48,469	$-	$-
Short-term investments	71,493	71,493	-	-
Total	$119,962	$119,962	$-	$-

5. Property and Equipment

Property and equipment consist of the following as of September 30, 2015 and December 31, 2014:

	September 30,	December 31,
	2015	2014
Furniture and fixtures	$1,550	$1,560
Computer software and equipment	30,979	25,039
Leasehold improvements	632	624
Total costs	33,161	27,223
Less accumulated depreciation and amortization	(18,677)	(13,628)
Property and equipment, net	$14,484	$13,595

Depreciation expense related to property and equipment (excluding capitalized internal-use software) was $679 and $729 for the three months ended September 30, 2015 and 2014, respectively, and was $2,107 and $1,979 for the nine months ended September 30, 2015 and 2014, respectively.

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

Computer software and equipment includes capitalized software development costs incurred during development of the Company’s cloud-based solution. The Company capitalized software development costs of $1,347 and $1,419 during the three months ended September 30, 2015 and 2014, respectively, and $4,475 and $4,166 during the nine months ended September 30, 2015 and 2014, respectively. Net capitalized software development costs totaled $9,314 and $7,867 at September 30, 2015 and December 31, 2014,

SciQuest, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(in thousands, except per share amounts)

respectively. Amortization expense for the three months ended September 30, 2015 and 2014 related to capitalized software development costs was $1,120 and $791, respectively, and was $3,109 and $2,022 for the nine months ended September 30, 2015 and 2014, respectively, which is classified within cost of revenues in the accompanying consolidated statements of operations and comprehensive loss.

6. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2015 were as follows:

Balance at December 31, 2014	$63,779
Foreign currency translation	(1,863)
Balance at September 30, 2015	$61,916

As the functional currency of the Company’s Canadian subsidiary, where certain of the Company’s goodwill is recorded, is its local currency, there are related foreign currency translation adjustments. The foreign currency is translated into U.S. dollars using the exchange rate in effect at period end, with any adjustment included in other comprehensive loss.

A summary of intangible assets at September 30, 2015 and December 31, 2014 follows:

	September 30, 2015
	Weighted Average
	Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount
Acquired technology	7.0 years	$19,103	$(12,793)	$6,310
Customer relationships	12.1 years	26,421	(13,895)	12,526
Covenant not to compete	4.2 years	377	(286)	91
Acquired trademarks	4.5 years	1,062	(686)	376
Trademarks	indefinite	430	-	430
Total		$47,393	$(27,660)	$19,733

	December 31, 2014
	Weighted Average
	Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount
Acquired technology	7.0 years	$19,578	$(11,699)	$7,879
Customer relationships	12.1 years	26,842	(12,062)	14,780
Covenant not to compete	4.2 years	380	(212)	168
Acquired trademarks	4.5 years	1,093	(504)	589
Trademarks	indefinite	430	-	430
Total		$48,323	$(24,477)	$23,846

As the functional currency of the Company’s Canadian subsidiary, where certain intangible assets are recorded, is its local currency, there are related foreign currency translation adjustments. The foreign currency is translated into U.S. dollars using the exchange rate in effect at period end, with any adjustment included in other comprehensive loss.

Amortization expense of intangible assets was $1,142 and $1,314 for the three months ended September 30, 2015 and 2014, respectively, of which $497 and $519 is recorded in cost of revenues in the accompanying consolidated statements of operations and comprehensive loss for the three months ended September 30, 2015 and 2014, respectively. Amortization expense of intangible assets was $3,604 and $3,953 for the nine months ended September 30, 2015 and 2014, respectively, of which $1,490 and $1,558 is recorded in cost of revenues in the accompanying consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2015 and 2014, respectively.

SciQuest, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(in thousands, except per share amounts)

The Company estimates the following amortization expense related to its intangible assets for the years ended December 31:

2015 (remaining three months)	$1,046
2016	3,975
2017	3,540
2018	2,953
2019	2,493
Thereafter	5,296
$19,303

7. Debt

On November 2, 2012, the Company established a $30,000 revolving credit facility which will be available for use until November 2, 2015. The revolving credit facility will be used for general corporate purposes. The facility consists of a $20,000 securities secured revolving credit facility and a $10,000 receivables secured revolving credit facility. The securities secured revolving credit facility and the receivables secured revolving credit facility bear interest equal to the BBA LIBOR Daily Floating Rate plus 0.75% and the BBA LIBOR Daily Floating Rate plus 1.50%, respectively. In addition, the Company pays a quarterly fee equal to 0.10% on any unused funds under the facility. As collateral for extension of credit under the facility, the Company and a domestic subsidiary granted security interests in substantially all of their assets, and the Company pledged the stock of a domestic subsidiary and 66% of the shares of one of its foreign subsidiaries. As of September 30, 2015 and December 31, 2014, the Company had $0 outstanding under the revolving credit facility.

8. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 5,000 shares of $0.001 par value preferred stock, of which 222 shares are designated as Series A redeemable preferred stock. The Company’s Board of Directors has the authority to issue up to 4,778 shares of preferred stock in one or more series and to fix the designations, rights, preferences and privileges and any qualifications, limitations or restrictions of the shares of each such series of preferred stock, including dividend rights and rates, conversion rights, voting rights, terms of redemption including price and sinking fund provisions, liquidation preferences and number of shares constituting any series or the designation of that series. As of September 30, 2015 and December 31, 2014, no shares of preferred stock were issued or outstanding.

Stock Incentive Plan

The Company’s 2013 Stock Incentive Plan (the “Plan”) allows the Company to grant common stock options, stock appreciation rights, restricted stock units, including performance-based restricted stock units, and restricted stock awards to employees, board members and others who contribute materially to the success of the Company. The Company reserved 3,500 shares of its common stock for issuance under the Plan. Additionally, per the terms of the Plan, shares of common stock previously reserved for issuance under the 2004 Stock Incentive Plan (the “Prior Plan”) as well as shares reserved for outstanding awards under the Prior Plan for which the awards are canceled, forfeited, repurchased or otherwise result in common stock not being issued will be added to the number of shares available for issuance under the Plan. Restricted stock units, including performance-based restricted stock units, and restricted stock awards that are granted shall count towards the total number of shares reserved for issuance under the Plan as 1.65 shares. As of September 30, 2015, 2,920 shares of common stock were available for issuance under the Plan.

SciQuest, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(in thousands, except per share amounts)

The following table summarizes the number of shares outstanding and the number of shares available for future grant under the stock incentive plan at September 30, 2015:

September 30, 2015
Number of shares reserved under the 2013 Plan	3,500
Number of shares remaining for future grants transferred from Prior Plan	1,060
Number of stock options outstanding under the 2013 Plan	(1,114)
Weighted average exercise price under the 2013 Plan	$20.18
Weighted average term (in years)	8.8
Number of restricted stock units issued under the 2013 Plan	(526)
Number of shares remaining for future grants
SciQuest, Inc. 2013 Stock Incentive Plan	2,920

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

Restricted Stock

The Company issues restricted stock units and performance-based restricted stock units to certain employees and non-employee directors. Restricted stock units represent the right to receive shares of common stock once such shares are vested and issuable in accordance with the terms of the restricted stock units. Once issued, such shares are not subject to further restrictions. Performance-based restricted stock units differ from restricted stock units in that the number of shares of common stock issuable under performance-based restricted stock units is variable based on over- or under- performance of the Company’s stock price over a specified period of time. Stock-based compensation expense related to these restricted stock units and performance-based restricted stock units is recognized in the consolidated statements of operations and comprehensive loss based on the fair value of these awards. For restricted stock units, the fair value of the awards is the grant date market value of the Company’s common stock. For performance-based restricted stock units, the fair value of the awards is estimated using a lattice model with a volatility assumption based on the vesting period of the awards. Stock-based compensation expense of $378 and $203 was recorded during the three months ended September 30, 2015 and 2014, respectively, and $963 and $534 was recorded during the nine months ended September 30, 2015 and 2014, respectively, in connection with these awards. The total unrecognized compensation cost related to these awards is approximately $3,514 at September 30, 2015. This amount is expected to be recognized over a weighted-average period of 2.8 years.

The following summarizes the activity of restricted stock awards for the nine months ended September 30, 2015:

		Weighted-
	Number of	Average Grant
	Units	Date Fair Value
Nonvested as of December 31, 2014	83	$22.20
Issued	305	13.88
Vested	(35)	22.49
Forfeited	(49)	16.04
Nonvested as of September 30, 2015	304	$14.80

SciQuest, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(in thousands, except per share amounts)

Stock Options

The Company also issues common stock options. The following summarizes stock option activity for the nine months ended September 30, 2015:

			Weighted-	Aggregate
			Average	Intrinsic Value
		Weighted-	Remaining	as of
	Number of	Average	Contractual	September 30,
	Options	Exercise Price	Term (In Years)	2015
Balance outstanding as of December 31, 2014	2,220	$17.56	7.5	$2,389
Options granted	553	14.76
Options exercised	(200)	7.65
Options cancelled	(389)	19.63
Balance outstanding as of September 30, 2015	2,184	$17.39	7.5	$433
Vested and expected to vest at September 30, 2015	1,993	$17.28	7.3	$433
Exercisable as of September 30, 2015	1,229	$16.52	6.4	$432

The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying awards and the estimated fair value of the Company’s common stock at September 30, 2015 multiplied by the number of shares that would have been received by the option holders had all option holders exercised their options on September 30, 2015. The aggregate intrinsic value of options exercised during the three months ended September 30, 2015 and 2014 was $29 and $283, respectively. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2015 and 2014 was $1,574 and $1,414, respectively.

The total unrecognized compensation cost related to outstanding stock options is $7,822 at September 30, 2015. This amount is expected to be recognized over a weighted-average period of 2.6 years.

The following table summarizes information about stock options outstanding and exercisable at September 30, 2015:

	Options Outstanding at September 30, 2015			Options Exercisable at September 30, 2015
		Weighted-
		Average
		Remaining
		Contractual Term	Weighted-Average		Weighted-Average
Range of Exercise Price	Number	(In Years)	Exercise Price	Number	Exercise Price
$0.10 - $1.90	8	1.4	$0.29	8	$0.29
$2.04 - $8.18	85	4.2	5.79	85	5.79
$9.95 - $14.94	841	6.9	13.86	575	14.14
$15.02 - $23.25	682	8.1	16.63	297	16.83
$23.78 - $29.14	568	8.1	25.49	264	25.26
Total	2,184	7.5	$17.39	1,229	$16.52

The fair value of common stock options for employees and non-employees is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:

	Nine Months Ended
	September 30,
	2015	2014
Estimated dividend yield	0%	0%
Expected stock price volatility	44.53 - 46.30%	46.05 - 48.83%
Weighted-average risk-free interest rate	1.36 - 1.89%	1.75 - 2.01%
Expected life of options (in years)	6.25	6.25

SciQuest, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(in thousands, except per share amounts)

Stock-based compensation expense of $977 and $1,297 was recorded during the three months ended September 30, 2015 and 2014, respectively, and $3,160 and $3,898 was recorded during the nine months ended September 30, 2015 and 2014, respectively, related to the Company’s outstanding stock options. The weighted average grant date fair value per share for stock options granted in the nine months ended September 30, 2015 and 2014 was $6.77 and $11.96, respectively. The aggregate fair value of stock options that vested during the nine months ended September 30, 2015 and 2014 was $3,235 and $4,148, respectively.

Employee Stock Purchase Plan

The Company adopted an Employee Stock Purchase Plan (the “Purchase Plan”) effective June 1, 2012. Eligible employees can contribute up to 10% of their gross earnings for each pay period, up to a maximum of $25 for any calendar year. Six month offering periods begin on December 1 and June 1 of each year. During the offering period eligible employees may elect to purchase shares of the Company’s common stock according to the terms of the offering. The per share purchase price is equal to the lesser of 85% of the fair market value of the Company’s common stock on the offering date or 85% of the fair market value of the Company’s common stock on the purchase date. The fair value of stock purchase rights granted under the Purchase Plan is estimated on the date of grant using the Black-Scholes option-pricing model. As of September 30, 2015, 848 shares of common stock were available for issuance to participating employees under the Purchase Plan. During the three months ended September 30, 2015 and 2014, the Company recognized stock-based compensation expense of $76 and $78, respectively, and recognized $222 and $240 during the nine months ended September 30, 2015 and 2014, respectively, related to the Purchase Plan.

The fair value of stock purchase rights granted under the Purchase Plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:

	Nine Months Ended
	September 30,
	2015	2014
Estimated dividend yield	0%	0%
Expected stock price volatility	47.20%	47.20%
Weighted-average risk-free interest rate	0.07%	0.06%
Expected life of options (in years)	0.5	0.5

9. Income Taxes

The Company computes its provision for income taxes by applying the estimated annual effective tax rate, adjusted for any material items. The Company’s effective tax rate of (80.0)% and (71.9)% for the three and nine months ended September 30, 2015, respectively, was lower than the federal statutory rate of 34% primarily due to non-deductible expenses, including stock-based compensation and amortization of acquired intangibles, and a change in the North Carolina state tax rate, which was treated as a discrete item. The Company’s effective tax rate of (27.6)% and (42.3)% for the three and nine months ended September 30, 2014, respectively, was lower than the federal statutory rate of 34% primarily due to non-deductible expenses, including stock-based compensation and amortization of acquired intangibles.

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

11. Subsequent Events

   The Company evaluated subsequent events from October 1, 2015 through November 6, 2015, the date the consolidated financial statements were issued. On November 2, 2015, the $30,000 revolving credit facility expired. The Company determined not to renew the revolving credit facility as we have no current plans to utilize it. For more details regarding the revolving credit facility please refer to Note 7. We concluded that no other subsequent events have occurred that would require recognition or disclosure in the consolidated financial statements.

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

Key Financial Terms and Metrics

We have several key financial terms and metrics. During the nine months ended September 30, 2015, there were no changes with respect to our key financial terms and metrics, which are discussed in more detail under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations--Financial Terms and Metrics” included in our annual report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission on February 23, 2015.

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

During the nine months ended September 30, 2015, there were no significant changes in our critical accounting policies or estimates. See Note 2 to our financial statements included elsewhere in this Quarterly Report on Form 10-Q and under the heading “Critical Accounting Policies” in our annual report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission on February 23, 2015, for additional information regarding our critical accounting policies, as well as a description of our other significant accounting policies.

Results of Operations

The following table sets forth, for the periods indicated, our results of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Revenues	$26,256	$25,670	$78,698	$76,364
Costs of revenues (1) (2)	8,409	7,854	25,439	23,400
Gross profit	17,847	17,816	53,259	52,964
Operating expenses: (1)
Research and development	6,811	7,146	20,613	21,261
Sales and marketing	6,308	6,208	20,041	19,409
General and administrative	2,805	4,348	9,324	10,791
Amortization of intangible assets	645	795	2,114	2,395
Total operating expenses	16,569	18,497	52,092	53,856
Income (loss) from operations	1,278	(681)	1,167	(892)
Interest and other (expense) income, net	(18)	87	60	134
Income (loss) before income taxes	1,260	(594)	1,227	(758)
Income tax (expense) benefit	(1,008)	164	(882)	321
Net income (loss)	$252	$(430)	$345	$(437)

(1)	Amounts include stock-based compensation expense, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Cost of revenues	$210	$187	$612	$533
Research and development	149	201	440	582
Sales and marketing	407	338	1,148	1,112
General and administrative	665	852	2,145	2,445
	$1,431	$1,578	$4,345	$4,672

(2)	Cost of revenues includes amortization of capitalized software development costs of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Amortization of capitalized software development costs	$1,120	$791	$3,109	$2,022
Amortization of acquired software	497	519	1,490	1,558
	$1,617	$1,310	$4,599	$3,580

The following table sets forth, for the periods indicated, our results of operations expressed as a percentage of revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	100%	100%	100%	100%
Cost of revenues	32	30	33	31
Gross profit	68	70	67	69
Operating expenses:
Research and development	26	28	26	28
Sales and marketing	24	24	25	25
General and administrative	11	17	12	14
Amortization of intangible assets	2	3	3	3
Total operating expenses	63	72	66	70
Income (loss) from operations	5	(2)	1	(1)
Interest and other income, net	0	0	0	0
Income (loss) before income taxes	5	(2)	1	(1)
Income tax (expense) benefit	(4)	0	(1)	0
Net income (loss)	1%	(2)%	0%	(1)%

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Revenues. Revenues for the three months ended September 30, 2015 were $26.3 million, an increase of $0.6 million, or 2%, over revenues of $25.7 million for the three months ended September 30, 2014. The increase in revenues resulted primarily from the recognition of revenue for a full three-month period for the new customers added in, and subsequent to, the three months ended September 30, 2014.

Cost of Revenues. Cost of revenues for the three months ended September 30, 2015 was $8.4 million, an increase of $0.5 million, or 6%, over cost of revenues of $7.9 million for the three months ended September 30, 2014. As a percentage of revenues, cost of revenues increased to 32% for the three months ended September 30, 2015 from 30% for the three months ended September 30, 2014. The increase in dollar amount was primarily due to a $0.3 million increase in amortization of capitalized software development costs and a $0.2 million increase in other spend. We had 198 full-time equivalents in our implementation services, supplier enablement services, customer support and client partner organizations at September 30, 2015 compared to 205 full-time equivalents at September 30, 2014.

Research and Development Expenses. Research and development expenses for the three months ended September 30, 2015 were $6.8 million, a decrease of $0.3 million, or 4%, from research and development expenses of $7.1 million for the three months ended September 30, 2014. As a percentage of revenues, research and development expense decreased to 26% for the three months ended September 30, 2015 from 28% for the three months ended September 30, 2014. The decrease in dollar amount was due primarily to a $0.2 million decrease in employee-related costs attributable to the existing research and development personnel and a $0.1 million decrease in other research and development spend. We had 206 full-time equivalents in our research and development organization at September 30, 2015 compared to 226 full-time equivalents at September 30, 2014.

Sales and Marketing Expenses. Sales and marketing expenses for the three months ended September 30, 2015 were $6.3 million, an increase of $0.1 million, or 2%, over sales and marketing expenses of $6.2 million for the three months ended September 30, 2014. As a percentage of revenues, sales and marketing expenses were 24% for both the three months ended September 30, 2015 and 2014. The increase in dollar amount was due primarily to a $0.1 million increase in employee-related costs attributable to our existing sales and marketing personnel. We had 105 full-time equivalents in our sales and marketing organization at September 30, 2015 compared to 103 full-time equivalents at September 30, 2014.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2015 were $2.8 million, a decrease of $1.5 million, or 35%, from general and administrative expenses of $4.3 million for the three months ended September 30, 2014. As a percentage of revenues, general and administrative expenses decreased to 11% for the three months ended September 30, 2015 from 17% for the three months ended September 30, 2014. The decrease in dollar amount was primarily due to a $0.2 million decrease in stock-based compensation expense, a $0.2 million decrease in rent expense, a $0.4 million decrease in the loss on fixed asset disposals related to the move from the Cary location to the Morrisville location, a $0.3 million decrease in sales taxes, and a $0.4 million decrease in other general and administrative spend. We had 28 full-time equivalents in our general and administrative organization at September 30, 2015 compared to 29 full-time equivalents at September 30, 2014.

Amortization of Intangible Assets. Amortization of intangible assets for the three months ended September 30, 2015 were $0.6 million, a decrease of $0.2 million, or 25%, from amortization of intangible assets of $0.8 million for the three months ended September 30, 2014. As a percentage of revenues, amortization of intangible assets decreased to 2% for the three months ended September 30, 2015 from 3% for the three months ended September 30, 2014. The decrease in dollar amount is due to fully amortizing a portion of the intangible assets balance prior to September 30, 2015.

Income Tax (Expense) Benefit. Income tax expense for the three months ended September 30, 2015 was $1.0 million compared to income tax benefit of $0.2 million for the three months ended September 30, 2014. The change in income tax (expense) benefit was primarily due to differences in our pre-tax net loss and effective tax rates in each period. A change in the NC state tax rate, which was treated as a discrete item, resulted in increased tax expense for the three months ended September 30, 2015.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Revenues. Revenues for the nine months ended September 30, 2015 were $78.7 million, an increase of $2.3 million, or 3%, over revenues of $76.4 million for the nine months ended September 30, 2014. The increase in revenues resulted primarily from the recognition of revenue for a full nine-month period for the new customers added in, and subsequent to, the nine months ended September 30, 2014.

Cost of Revenues. Cost of revenues for the nine months ended September 30, 2015 was $25.4 million, an increase of $2.0 million, or 9%, over cost of revenues of $23.4 million for the nine months ended September 30, 2014. As a percentage of revenues, cost of revenues increased to 33% for the nine months ended September 30, 2015 from 31% from the nine months ended September 30, 2014. The increase in dollar amount primarily resulted from a $0.5 million increase in employee-related costs attributable to our additional and existing implementation services, supplier enablement services, customer support and client partner personnel, a $1.1 million increase in amortization of capitalized software development costs, and a $0.4 million increase in other spend. We had 198 full-time equivalents in our implementation services, supplier enablement services, customer support and client partner organizations at September 30, 2015 compared to 205 full-time equivalents at September 30, 2014.

Research and Development Expenses. Research and development expenses for the nine months ended September 30, 2015 were $20.6 million, a decrease of $0.7 million, or 3%, from research and development expenses of $21.3 million for the nine months ended September 30, 2014. As a percentage of revenues, research and development expense decreased to 26% for the nine months ended September 30, 2015 from 28% for the nine months ended September 30, 2014. The decrease in dollar amount was primarily due to a $0.5 million increase in capitalized software development costs, a $0.1 million decrease in stock-based compensation expense, and a $0.1 million decrease in other research and development spend. We had 206 full-time equivalents in our research and development organization at September 30, 2015 compared to 226 full-time equivalents at September 30, 2014.

Sales and Marketing Expenses. Sales and marketing expenses for the nine months ended September 30, 2015 were $20.0 million, an increase of $0.6 million, or 3%, over sales and marketing expenses of $19.4 million for the nine months ended September 30, 2014. As a percentage of revenues, sales and marketing expenses were 25% for both the nine months ended September 30, 2015 and 2014. The increase in dollar amount was due primarily to a $0.8 million increase in employee-related costs attributable to our existing sales and marketing personnel, which was offset by a $0.2 million decrease in other sales and marketing spend. We had 105 full-time equivalents in our sales and marketing organization at September 30, 2015 compared to 103 full-time equivalents at September 30, 2014.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2015 were $9.3 million, a decrease of $1.5 million, or 14%, over general and administrative expenses of $10.8 million for the nine months ended September 30, 2014. As a percentage of revenues, general and administrative expenses decreased to 12% for the nine months ended September 30, 2015, from 14% for the nine months ended September 30, 2014. The increase in dollar amount was primarily due to a $0.3 million increase in employee-related costs attributable primarily to our existing general and administrative personnel, which was offset by a $1.1 million decrease in sales tax expense, a $0.3 million decrease in stock-based compensation expense, a $0.2 million decrease in rent expense, and a $0.2 million decrease in other general and administrative spend. We had 28 full-time equivalents in our general and administrative organization at September 30, 2015 compared to 29 full-time equivalents at September 30, 2014.

Amortization of Intangible Assets. Amortization of intangible assets for the nine months ended September 30, 2015 were $2.1 million, a decrease of $0.3 million, or 12%, over amortization of intangible assets of $2.4 million for the nine months ended September 30, 2014. As a percentage of revenues, amortization of intangible assets was 3% for both the nine months ended September 30, 2015 and 2014. The decrease in dollar amount is due to fully amortizing a portion of the intangible assets balance prior to September 30, 2015.

Income Tax (Expense) Benefit. Income tax expense for the nine months ended September 30, 2015 was $0.9 million compared to income tax benefit of $0.3 million for the nine months ended September 30, 2014. The change in income tax benefit was due to a difference in our pre-tax net loss and effective tax rates in each period. A change in the NC state tax rate, which was treated as a discrete item, resulted in increased tax expense for the nine months ended September 30, 2015.

Liquidity

Net Cash Flows from Operating Activities

Net cash provided by operating activities was $9.2 million during the nine months ended September 30, 2015. Our cash flow from operations is primarily a result of the timing of cash payments from our customers, offset by the timing of our cash expenditures, which are primarily employee salaries. Since annual subscription fees are typically due on each anniversary of contract signing, the amount of cash received for annual subscription fees typically fluctuates on a quarterly basis based on the historical levels of new business sales in that quarter. Due to lower historical sales levels in our first quarter, combined with the payment of annual bonuses from the prior year in our first quarter, our cash flow from operations is typically lowest in our first quarter. Due to the historical timing of client payments from second quarter sales, our cash flow from operations is lower in our second quarter as compared to our third and fourth quarters. The cash payments received from customers were approximately $75 million during the nine months ended September 30, 2015. The cash expenditures for employee salaries, including incentive payments, were approximately $46 million during the nine months ended September 30, 2015.

For the nine months ended September 30, 2015, net cash provided by operating activities of $9.2 million was primarily the result of $0.3 million of net income plus $4.3 million of stock-based compensation, $8.8 million of depreciation and amortization, and $0.7 million of deferred taxes, less a $4.9 million decrease in deferred revenues.

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

As of September 30, 2015, we had net operating loss carryforwards of approximately $203.3 million available to reduce future federal taxable income. Use of these carryforwards is subject to significant limitations. In the future, perhaps as early as 2017, we may fully utilize our available net operating loss carryforwards and would begin making income tax payments at that time. In addition, the limitations on utilizing net operating loss carryforwards and other minimum state taxes may also increase our overall tax obligations. We expect that if we generate taxable income and/or we are not allowed to use net operating loss carryforwards for federal/state income tax purposes, our cash generated from operations will be adequate to meet our income tax obligations.

Net Cash Flows from Investing Activities

For the nine months ended September 30, 2015, net cash used in investing activities was $10.8 million, consisting of purchases of $114.0 million of short-term investments, various capital expenditures of $1.6 million and capitalization of $4.7 million of software development costs, plus maturities of $109.5 million of short-term investments. In general, our capital expenditures are for our network infrastructure to support our increasing customer base and growth in new business and for internal use, such as equipment for our increasing employee headcount.

For the nine months ended September 30, 2014, net cash used in investing activities was $69.8 million, consisting of purchases of $92.7 million of short-term investments, various capital expenditures of $3.3 million and capitalization of $4.2 million of software development costs, plus maturities of $30.4 million of short-term investments.

Net Cash Flows from Financing Activities

For the nine months ended September 30, 2015, net cash provided by financing activities was $2.2 million, consisting of $1.5 million in proceeds from the exercise of common stock options and $0.7 million in proceeds from the employee stock purchase plan.

For the nine months ended September 30, 2014, net cash provided by financing activities was $88.7 million, consisting of $87.4 million in proceeds from our public offering, net of underwriting discounts and offering costs, $0.5 million in proceeds from the exercise of common stock options and $0.8 million in proceeds from the employee stock purchase plan.

Line of Credit

On November 2, 2012, we established a $30 million revolving credit facility to cost effectively increase our liquidity, though we have no current plans to utilize it. The facility consists of a $20 million securities secured revolving credit facility and a $10 million receivables secured revolving credit facility and will be available for use until November 2, 2015. The securities secured facility and the receivables secured facility bear interest equal to the BBA LIBOR Daily Floating Rate plus 0.75% and the BBA LIBOR Daily Floating Rate plus 1.50%, respectively. We pay a quarterly fee equal to 0.10% on any unused funds under the facility. As of September 30, 2015 and December 31, 2014, we had $0 outstanding. As stated in the subsequent event footnote (Note 11), the revolving credit facility expired on November 2, 2015 and the Company has no plans to renew it in the future.

Off-Balance Sheet Arrangements

As of September 30, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space, we do not engage in off-balance sheet financing arrangements. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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

Contractual and Commercial Commitment Summary

We have contractual obligations that require us to make future cash payments. During the nine months ended September 30, 2015, there were no material changes in the contractual and commercial commitments that are discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations--Contractual and Commercial Commitment Summary” included in our annual report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission on February 23, 2015.

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

Foreign Currency Exchange Risk.

We bill and receive payments from our customers predominately in U.S. dollars as well as make payments predominately in U.S. dollars. Our primary exposure to foreign currencies results from payments made in Canadian dollars for payroll and other expenses relating to our office in Edmonton, Alberta, which represented approximately 10% of our total expenses in the quarter ended September 30, 2015. Although our results of operations could be adversely affected by a decline in the value of the U.S. dollar relative to the Canadian dollar, such a decline would have to be significant in order to have a material impact on our results of operations given our limited exposure to foreign currencies. The majority of our sales contracts are currently denominated in U.S. dollars. Therefore, we have minimal foreign currency exchange risk with respect to our revenue. If we further grow our sales outside the United States or establish other material operations outside the United States, we may become subject to greater risks with respect to changes in currency exchange rates.

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

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, an evaluation as of September 30, 2015 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities

Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2015, were effective for the purposes stated above.

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
Date: November 6, 2015