Form 10-K
period 2015-12-31
SCIQUEST INC
filed 2016-02-22
CIK 1082526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on the NASDAQ Global Market as of the last business day of its most recently completed second fiscal quarter was $411,904,265.

As of January 31, 2016, 27,850,978 shares of the registrant’s common stock, par value $0.001 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III — Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s 2015 fiscal year. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be a part of this report on Form 10-K.

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

PART I

ITEM 1. BUSINESS

Overview

We provide leading cloud-based business automation solutions for spend management that include:

•	spend analytics solutions that cleanse and classify spend data from a wide variety of sources and formats putting data and analytics to work to drive and measure cost savings;
•	sourcing solutions that create events, manage bids and award contracts automatically to simplify and optimize the bidding process;
•	supplier management solutions that facilitate on-boarding, maintaining and managing supplier relationships and give visibility into which suppliers are best able to support goals;
•	contract lifecycle management solutions that automate the contract lifecycle from contract authoring, automated workflow approvals to a fully searchable archive of executed contracts;
•	procurement solutions that automate the purchasing process and drive contract compliance;
•	inventory management solutions that facilitate finding, sourcing and tracking chemicals and research supplies;
•	accounts payable solutions that automate the invoice processing and vendor payment processes; and
•	a supplier network that provides a single platform for all supplier interactions.

Our solutions are designed to reduce costs, simplify and improve visibility into key business processes, further strategic initiatives, enhance control over spending decisions and improve compliance and risk management. By simplifying and streamlining cumbersome, tedious, and often manual, processes and creating a comprehensive, intelligent view of spending and compliance, organizations can identify and capitalize on opportunities to reduce costs and optimize processes by gaining control over suppliers, contracts, purchases and payments.

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

Our procurement, supplier management and accounts payable solutions leverage our managed SciQuest Supplier Network, which facilitates our customers doing business with many thousands of unique suppliers and spending billions of dollars annually. Unlike many other providers, we do not charge suppliers any fees for the use of our network in part because we believe many suppliers ultimately will pass on such costs to the customer. Our approach encourages suppliers to participate in the network and facilitates customers consolidating more of their spending through our solutions.

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

As of December 31, 2015, we served 527 customers, excluding customers that spend less than $10,000 per year with us. For the fiscal year ended December 31, 2015, revenues increased 3% to $105.4 million from $101.9 million for the fiscal year ended December 31, 2014. For the fiscal year ended December 31, 2014, revenues increased 13% to $101.9 million from $90.2 million for the fiscal year ended December 31, 2013. No customer accounted for more than 10% of our revenues during 2013, 2014 or 2015. Our high customer retention, combined with our long-term contracts, increases the visibility and predictability of our revenues compared with traditional perpetual license-based software businesses.

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

Historically we have had a relatively high concentration of higher education, life sciences, healthcare and state and local government customers. Today, a majority of our customers span the general commercial market as a result of our acquisitions as well as our own marketing efforts. We currently market and sell our solutions across the entire addressable market for spend management solutions.

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

Spend Analytics. In the course of their procurement activities, organizations typically generate large amounts of spend data, the analysis of which is essential in order to identify spending patterns and savings opportunities. This spend data, however, is typically derived from a variety of sources in different formats, which is then extremely complex and time-consuming to collect, cleanse and classify based on specific business requirements. Many organizations are dependent upon manual processes to extract this spend data from multiple sources and to compile it within spreadsheets that provide minimal analytic capabilities and are error-prone. The resulting information is often incomplete, inaccurate and insufficient to conduct meaningful spend analysis. With complete spend data that is accurately classified, organizations are capable of identifying targets for improved contracted pricing, identifying non-compliant purchasing behavior, verifying supplier compliance with contract terms and measuring effectiveness of ongoing strategic sourcing initiatives.

Sourcing.  Organizations typically identify and select vendors from whom to acquire goods and services through competitive sourcing events to elicit best offers from potential vendors.  The sourcing process has traditionally been extremely inefficient and complex due both to the wide variety of sourcing events and the multiple steps required in any sourcing process.  Sourcing events can vary significantly and include requests for information (RFI), requests for proposal (RFP), requests for quotes (RFQ), reverse auctions and multi-stage events.  The sourcing process includes defining the scope of the sourcing event, identifying and inviting potential vendors to participate in the event, creating and distributing event materials to participating vendors and evaluating supplier responses.  Automated sourcing tools can bring efficiencies to the sourcing process by facilitating the use of templates and libraries to create and reuse event materials, automating and streamlining vendor communications and collecting, normalizing and comparing supplier responses for more efficient evaluation.  Advanced sourcing tools will allow organizations to optimize outcomes and uncover savings opportunities beyond simply choosing the lowest price by balancing total cost of ownership with enterprisewide value.

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

Procurement. The procurement process for goods and services, especially with regard to indirect spend, is often not well-managed or controlled. As a result, many purchases are not made from preferred suppliers and/or purchases are conducted “off-contract,” a behavior sometimes referred to as “maverick spending.”  Traditionally, procurement organizations and employees have relied on manual, paper-based processes to procure goods and services, resulting in inaccuracies, inefficiencies, poor control and reduced user productivity. Automated processes can provide procurement departments with greater visibility and control over purchasing, maverick spending and the ability to realize cost-savings by negotiating price discounts and driving spend to lower priced goods. According to Gartner, the global procurement software market, which is a subset of the spend management market, is forecast to grow at an average annual growth rate of 10% to $4.8 billion in 2019.

Inventory Management.  Research organizations face specific challenges to maintain their internal research supply chain that are not addressed by typical stockroom solutions.  For instance, fire code and safety regulations require these organizations to restrict and/or report inventory levels of certain chemicals.  Furthermore, the Department of Homeland Security requires monitoring access to certain regulated materials.  Compliance failures can result in significant fines and other penalties.  Research organizations require tools to enable the efficient and effective management of bulk materials, chemicals, lab equipment and other supplies in multiple stockrooms.  Effective tools will be integrated with procurement solutions to include stockroom searches in purchasing workflows to improve stockroom utilization and eliminate unnecessary outside purchases.

Accounts Payable. Historically, accounts payable processes have been highly manual and inefficient. Inefficient accounts payable processes can lead to late payment penalties due to lengthy invoice processing cycle times, duplicate or incorrect payments due to manual data entry errors, the inability to capitalize on prompt payment discounts, lack of visibility into outstanding liabilities and increased supply chain risks due to frustrated suppliers. Technology solutions to automate accounts payable processes enable organizations to reduce invoice processing errors, late payment penalties, duplicate payments and overpayments as well as realize prompt payment discounts. Through automation, organizations can also reduce the number of employees dedicated to the accounts payable function and redirect them to more strategic roles.

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

Our Solutions

We provide leading cloud-based business automation solutions for spend management that include:

•	spend analytics solutions that cleanse and classify spend data from a wide variety of sources and formats putting data and analytics to work to drive and measure cost savings;
•	sourcing solutions that create events, manage bids and award contracts automatically to simplify and optimize the bidding process;
•	supplier management solutions that facilitate on-boarding, maintaining and managing supplier relationships and give visibility into which suppliers are best able to support goals;
•	contract lifecycle management solutions that automate the contract lifecycle from contract authoring, automated workflow approvals to a fully searchable archive of executed contracts;
•	procurement solutions that automate the purchasing process and drive contract compliance;
•	inventory management solutions that facilitate finding, sourcing and tracking chemicals and research supplies;
•	accounts payable solutions that automate the invoice processing and vendor payment processes; and
•	a supplier network that provides a single platform for all supplier interactions.

Our solutions are designed to reduce costs, simplify and improve visibility into key business processes, further strategic initiatives, enhance control over spending decisions and improve compliance and risk management. By simplifying and streamlining cumbersome, and often manual, processes and creating a comprehensive, intelligent view of spending and compliance, organizations can identify and capitalize on opportunities to reduce costs and optimize processes by gaining control over suppliers, contracts, purchases and payments. Our procurement, supplier management and accounts payable solutions leverage our managed SciQuest Supplier Network, which facilitates our customers doing business with many thousands of unique suppliers and spending billions of dollars annually. We deliver our cloud-based solutions using a Software-as-a-Service, or SaaS, model, which enables us to offer greater functionality, easier integration and improved reliability with less cost and risk to the organization than traditional on-premise solutions.

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

•

Achieve Savings Objectives. SciQuest solutions ultimately help customers reduce spend through organization-wide transparency, automation, compliance and analysis. Our procurement solution enables organizations to realize the benefits of spend management by identifying and establishing contracts with preferred suppliers, negotiating pricing discounts, driving spend to those preferred contracts and promoting process efficiencies through electronic transactions. Our contract lifecycle management solution facilitates more effective contract negotiation and compliance that can result in better contract terms. Our accounts payable solution can help organizations better manage and realize prompt payment discounts and avoid late payment penalties. As a result, customers are able to achieve significant savings associated with their spending activities.

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

Business Strengths and Success Factors

We believe that there are a number of characteristics that have facilitated, and are expected to continue to facilitate, our growth, including:

•

Large and growing addressable market. According to Gartner, the global procurement software market, which is a subset of the spend management market, is forecast to grow at an average annual growth rate of 10% to $4.8 billion in 2019. We believe that this large and growing market presents a significant opportunity to continue our revenue growth. Furthermore, our expansion into the general commercial market together with our past acquisitions have increased our addressable market and growth opportunities. We have significantly increased the size of our sales force over the past several years to capitalize on our growth opportunities.

•

Broad comprehensive portfolio on a differentiated and unified cloud-based platform. We believe that we are uniquely positioned as a full-suite provider of cloud based spend management solutions on a unified technology platform that can also provide best-in-class point solutions as needed.  This duality is contrasted with (i) large full-suite and ERP providers that primarily offer only full-suite solutions and/or implement their products on-premise, (ii) specialty providers that address only certain aspects of spend management and (iii) providers of suite portfolios where the products are not natively built on a unified platform. The flexibility to offer both full suite and point solutions not only differentiates us but also offers cross-selling and other growth opportunities. Our unified cloud-based platform enables us to offer greater cross-product differentiated functionality, easier integration and improved reliability with less cost and risk and more benefit to the customer. We have 37 issued U.S. patents covering our products with additional U.S. patent applications pending.

•

Unique global supplier network that encourages supplier participation and collaboration between buyers and suppliers. Through the SciQuest Supplier Network, we have built a critical mass of suppliers that enables efficient and automated transaction interactions for our customers. Unlike many other providers, we do not charge suppliers any fees for the use of our network. This approach encourages suppliers to participate in the network and facilitates customers consolidating more of their spending through our solutions. Upon signing of a new customer, we seek to add that customer’s suppliers to our supplier network. Therefore, to the extent that a customer’s suppliers are already on our supplier network, our costs to enable these suppliers are reduced, allowing us to benefit from improved operating margins and other economies of scale. We believe that the SciQuest Supplier Network and the large number of suppliers who currently participate in it is a significant competitive advantage over potential competitors who do not have a robust supplier network.

•

Focus on customer value. Delivering value to our customers is at the core of our business philosophy. We focus extensively on ensuring that customers achieve a demonstrated return on investment from our solutions, and we proactively engage with our customers to continually improve our software and services. To this end, many of our customers are paired with a member of our client partner organization that proactively assists that customer to maximize its return on investment and related benefits from their implementation of our solutions. Our value proposition and high customer satisfaction rates have led to strong recurring revenue retention rates of approximately 100%, 96% and 98% for 2013, 2014 and 2015, respectively. We calculate recurring revenue retention rates for a particular period by dividing one by the subscription revenue for all customers at the end of the prior period multiplied by the subscription revenue for those same customers at the end of the current period.

•

Maximize long-term customer revenue. A key aspect of our SaaS business model is to maximize the recurring revenue stream from each customer through price increases upon renewal and the sale of new products, which result in increased annual subscription fees and additional implementation service fees. In 2013, 2014 and 2015, approximately 41%, 55% and 48%, respectively, of new sales consisted of sales of additional products or services to existing customers.  We believe that our integrated suite of spend management products on a unified technology platform significantly enhances our ability to sell additional products to existing customers.

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

•

Capitalize on cross-selling opportunities into our installed customer base. As of December 31, 2015, our solutions were being used by 527 customers, excluding customers that spend less than $10,000 per year with us, and most of these customers do not currently utilize all, or even a majority, of our solutions. Our existing customer base provides us with a significant opportunity to sell additional products, including new products that we develop or acquire. For the years ended December 31, 2013, 2014 and 2015, approximately 41%, 55% and 48%, respectively, of new sales have consisted of sales of additional products with services to existing customers. In addition to marketing our existing products, we also plan to develop and/or acquire additional products to sell to our existing customers by leveraging our position as a trusted spend management solution vendor.

•

Invest in new and current products. We have invested, and will continue to invest, significantly in the development of new products to expand our market presence and the features and functionality of our existing products to enhance their marketability through both acquisitions and internal development. In 2011 we added our supplier management solutions, in 2012 we added our spend analysis, contract lifecycle management and accounts payable solutions and in 2013 we added our advanced sourcing product. In 2015, we rebuilt these acquired products, with the exception of advanced sourcing, onto our unified platform.  We believe that investing in our product portfolio and our unified platform will continue to drive sales to new and existing customers and further our market differentiation.

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

Our solutions are priced based primarily on the products purchased and the size of the organization. Sales vary between multi-product sales and single-product sales. Our total subscription fees over a three to five year term of the subscription agreement for sales of single products typically range from $150,000 to $500,000 ($50,000 to $100,000 per year) while a multi-product sale range can typically range from $480,000 to $1.5 million ($160,000 to $300,000 per year). Our typical one-time implementation service fees are generally equivalent to one year of license fees. Generally, customers are not charged based on the number of users or transaction volume, which encourages organizations to maximize the number of employees using our solutions, resulting in enhanced efficiencies and customer satisfaction.

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

The following is an overview of the products comprising our solutions:

Spend Radar:

•	Collects and cleanses organization-wide spend and spend-related data to improve accuracy and ease of analysis;
•	Classifies organization-wide spend and spend-related data to analyze and report on true and accurate totals; and
•	Refreshes data analysis on an ongoing basis according to customer specifications.
•	Provides analysis and reporting of spend data through both standard and custom reports;
•	Visual, interactive reports that simplify complex analysis; and

•	Ability to export spend data to Excel, PowerPoint, PDF or CSV.

Sourcing Director:

•	Expedite bid creation, addendum, extension and distribution process for RFxs;
•	Self-service supplier portal for registration, event alerting and participation;
•	Analyze bid events with side-by-side and scenario analysis
•	Automatic scoring and cost analysis; and
•	RFx template library to create efficiencies.

Advanced Sourcing Optimizer:

•	Manage complex sourcing events requiring flexible bidding capabilities and analytical power;
•	Optimizes award decisions based on costs, value, risk profiles, business rules and other preferences;
•	Robust “what if” bid analysis scenario development;
•	Conduct sealed-bid RFx and a variety of eAuction types; and
•	Supports expressive bidding and feedback to create a collaborative marketplace.

Total Supplier Manager:

•	Supplier registration and profile management portal for suppliers;
•	Pre-qualification process to provide insight into supplier capabilities during initial registration process;
•	Automate on-boarding supplier setup processes for payables;
•	Diversity certification tracking and verification and 2nd tier reporting; and
•	Collect, review and manage supplier compliance information.

Total Contract Manager:

•	Supports all contract types, including procurement, sales, manufacturer, distributor and others;
•	Contract authoring supported by a guided ‘wizard’-like process;
•	Template and clause library to support central management of standard contract terms and conditions;
•	Flexible workflow approvals and editing rights;
•	Central contract repository with alerting and compliance monitoring for amendments, renewals and milestones; and
•	Supports electronic signatures.

Spend Director:

•	A one-stop marketplace for all goods and services with familiar e-commerce shopping cart functionality;
•	Preferred positioning for suppliers to promote best contracts or other spending priorities;
•	Budget and spend tracking by contract as well as contract price validation;
•	Enhances existing procurement processes;
•	Exchange purchase documents electronically and securely with suppliers;
•	Consolidates requisitions to maximize discounts; and
•	Analyzes requisition and order data to identify savings opportunities and audit contract compliance; and
•	Spend, cycle time and site usage reporting and dashboard.

Enterprise Reagent Manager:

•	One-stop chemical reagent shopping;

•	Integrated, automated purchasing and receipt;
•	Enforced health and safety compliance;
•	Reduced material and disposal costs; and
•	Configurable inventory and operations reporting.

Accounts Payable Director:

•	Electronic invoicing through cXML or EDI eInvoicing, portal invoicing and OCR outsourcing capabilities;
•	Automated, intuitive receiving to minimize the risk of goods not received, damaged or returned;
•	Flexible two-way or three-way matching of invoices, purchase orders and contracts customizable to customer requirements;
•	Accelerated invoice approval process;
•	Reduced labor-intensive vendor support through a comprehensive supplier self-service portal; and
•	Standard reports for review, analysis and management of invoice exceptions and performance.

SciQuest Supplier Network

The SciQuest Supplier Network is an open community of suppliers within one centralized portal, providing a single venue for customers to conduct vendor discovery and for suppliers to manage their customer relationships. It is a SaaS communications hub that enables efficient and automated transaction interactions between our customers and their suppliers through our procurement, accounts payable and supplier management solutions. It is the single integration point between our customers and their suppliers that provides customers with comprehensive and up-to-date supplier information, including supplier catalogs. By utilizing the SciQuest Supplier Network, our customers and their suppliers can connect in a hub-and-spoke configuration versus a one-to-one configuration, dramatically reducing the cost of integration. The SciQuest Supplier Network also provides customers with the infrastructure to add additional suppliers as needed. By creating a tight connection between customer and their key suppliers, the SciQuest Supplier Network is an important contributing factor to our high customer retention. In addition, we believe that the SciQuest Supplier Network and the large number of suppliers who currently participate in it is a significant competitive advantage over potential competitors who do not have a robust supplier network.

Our Service Offerings

We offer our customers a number of services, some of which are included as part of their annual subscription fee and others, such as implementation services, are billed separately.

Client Partners. Our client partner organization proactively assists customers to maximize the benefit from their SciQuest solutions. Our customers may be paired with a member of our client partner organization, who monitors the customer’s utilization of our solutions and tracks performance metrics. Our client partners can identify underuse of the solutions within the organization and proactively assist customers to better integrate our solutions into their processes. Client partners also promote best practices for maximizing the value of our solutions throughout our customer base.

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

Business Process Optimization Services. Our business process optimization services organization provides services to promote best practices in the areas of spend analytics and sourcing.  While customers can use our spend analysis products to collect, cleanse and classify their spend data themselves, we also offer solution consultants who collect, cleanse and classify spend data on behalf of the customer. Following the initial classification, our spend analysis organization can perform periodic refreshes of the spend data. Most customers will rely upon our services organization to perform the initial data classification and then utilize them for ongoing management and maintenance to varying degrees.  Organizations also leverage our business process optimization offering to implement industry-specific best practices to optimize sourcing events.

Customers

As of December 31, 2015, we served 527 customers, excluding customers that spend less than $10,000 per year with us. In 2013, 2014 and 2015, substantially all of our revenues were derived from customers in the United States or United States-based multinational companies. No customer accounted for more than 10% of our total revenues in 2013, 2014 and 2015. Our ten largest customers accounted for no more than 15% of our total revenues in each of 2013, 2014 or 2015. Our value proposition and high customer satisfaction rates have led to strong recurring revenue retention rates of approximately 100%, 96% and 98% for 2013, 2014 and 2015, respectively. We calculate recurring revenue retention rates for a particular period by comparing the subscription revenue for all customers at the end of the prior period to the subscription revenue for those same customers at the end of the current period.

Historically we have had a relatively high concentration of higher education, life sciences, healthcare and state and local government customers.  Today, a majority of our customers span the general commercial market as a result of our acquisitions as well as our own marketing efforts. We currently market and sell our solutions across the entire addressable market for spend management solutions.

Sales and Marketing

We market and sell our solutions primarily through a direct sales force, which represents the largest source of our total revenues. Our sales force is generally organized by market, including general commercial, higher education and state and local government, as well as by region and size of customer.

We supplement our direct sales efforts with strategic partner relationships principally in order to increase market awareness and generate sales leads. Our strategic partners generally consist of suppliers, consulting firms, technology providers, ERP providers and purchasing consultants and consortia. The relationships may include referral and re-seller relationships. We have a business development group within our sales organization to manage these relationships.

Our marketing efforts focus on increasing awareness of our brand and products, highlighting the value and return on investment be bring to customers, establishing SciQuest as a thought leader for spend management and generating qualified sales leads. Our principal marketing initiatives target key executives and decision makers within our existing and prospective customer base.  Tactics include advertising, social media participation, web marketing and sponsorship of, and participation in, industry events including user conferences, trade shows and webinars. We also participate in cooperative marketing efforts with our strategic partners and other providers of complementary services or technology.

As of December 31, 2015, our sales and marketing organization consisted of 103 employees.

We also conduct NextLevel, an annual event that brings the spend management community, including industry experts, thought leaders and suppliers, together to discuss the latest thinking, newest strategies and most innovative solutions. The 2016 NextLevel conference will occur in late August.  It is attended by customers, prospects, suppliers, partners and other attendees.

Historically, we had higher new sales in our second and fourth quarters than in the remainder of our year as a result of seasonal variations in our business, principally due to the timing of client budget cycles in the higher education and state and local government vertical markets.  Due in large part to the expansion of our product portfolio and market focus, we do not believe that we currently experience material seasonality.

Competition

The market for spend management solutions is competitive, highly fragmented, rapidly evolving and subject to changes in technology. We compete primarily with relatively small specialty software vendors, large ERP vendors and internally developed and maintained solutions. Our current principal competitors include:

•

Specialty vendors or niche providers that compete with one or more or our solutions, including Aravo, Basware, BravoSolution, Coupa, Determine, ESM Solutions, GXS, Hubwoo, OB10, Perfect Commerce, Periscope,  Verian and Zycus; and

•	Enterprise software application vendors, including SAP AG, Oracle, IBM, Infor and Workday.

We believe the principal competitive factors and market demands in our industry include the following:

•	breadth and depth of capabilities;
•	cross-product integration or native residence on a single platform;
•	ease of use and overall user experience;
•	price;
•	measurability of results, demonstrable return-on-investment and perceived value;
•	ease and speed of implementation;
•	solution configurability;
•	performance and reliability of the software;
•	ability to integrate with existing systems;
•	reputation and brand name recognition;
•	satisfaction of customer base; and
•	managed network and supplier services.

We believe we compete favorably with our competitors on the basis of these factors. However, some of our existing and potential competitors have greater financial resources, longer operating histories and more name recognition. We may face future competition in our markets from other large, established companies, as well as emerging companies.

Technology

Our product suite is cloud-based and mobile enabled, requiring only a standard Web browser and access to the Internet, with no behind-the-firewall components. We also have one specialty inventory management product that can be deployed behind the customer’s firewall.

Our products operate in a multi-tenant, on-demand applications environment using Java-based application code, IBM’s DB2 database management system, and an open source operating environment., other than our Advanced Sourcing Optimizer product which operates in a multi-tenant, on-demand applications environment using Java-based application code and Perl-based application code, Oracle’s MySQL database management system and an open source operating environment.

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

We generally own and administer all of our hosted production servers and hardware, which physically reside in a tier-2 or above data center hosting facilities. Our primary data center facilities offer physical security, redundant power systems, and multiple internet network connections and are located in Durham, North Carolina, Houston, Texas and Pittsburgh, Pennsylvania. We also have a disaster recovery platform in a data center facility in Scottsdale, Arizona.

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

As of December 31, 2015, our product development organization consisted of 198 employees.

Our research and development expenses were $28.3 million, $28.3 million and $27.3 million in 2013, 2014 and 2015, respectively.

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

We have 37 issued U.S. patents (with expiration dates ranging from 2018 to 2031) with additional U.S. patent applications pending. We have no foreign patents or patent applications. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims.

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

Employees

As of December 31, 2015, we had 510 full-time employees. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

•	we are subject to a lengthy sales cycle and delays or failures to complete sales may harm our business and result in slower growth;
•	we expect to continue to develop and acquire new product and service offerings with no guarantee that we will be able to market, develop or integrate any new products effectively or efficiently;
•	if we do not successfully maintain the SciQuest brand, our revenues and earnings could be materially adversely affected.;
•

economic factors can cause reductions in spending by our customers and potential customers, which in turn could adversely affect our business, lengthen our sales cycles and make it difficult for us to forecast operating results accurately;

•	if we are unable to adapt our products and services to rapid technological change, our revenues and profits could be materially and adversely affected;
•

a failure to protect the integrity and security of our customers’ information could expose us to litigation, materially damage our reputation and harm our business, and the costs of preventing such a failure could adversely affect our results of operations;

•

if we are not able to satisfy data protection, security, privacy, and other government and industry-specific requirements, we could incur liability and our reputation and operating results could be harmed;

•	our future profitability and cash flows are dependent upon our ability to control expenses; and
•	our future revenue growth could be impaired if our investment in direct and indirect sales channels for our products is unsuccessful.

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

We derive, and expect to continue to derive, substantially all of our license revenues from recurring subscription fees for our spend management solutions. Should our current customers lose confidence in the value or effectiveness of our solutions, the demand for our products and services will likely decline, which could materially and adversely affect our renewal rates, pricing and contract terms. Our subscription agreements with customers are typically for either a term of ranging from three to five years in length or a one-year term with automatic renewal provisions. Our value proposition and high customer satisfaction rates have led to strong recurring revenue retention rates of approximately 100%, 96% and 98% for 2013, 2014 and 2015, respectively. We calculate recurring revenue retention rates for a particular period by dividing one by the subscription revenue for all customers at the end of the prior period multiplied by the subscription revenue for those same customers at the end of the current period. If our customers choose not to renew their subscription agreements with us at similar rates and on similar or more favorable terms, our business, operating results and financial condition may be materially and adversely affected.

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

We expect to continue to develop and acquire new product and service offerings with no guarantee that we will be able to market, develop or integrate any new products effectively or efficiently.

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

We believe that developing, maintaining and enhancing the SciQuest brand in a cost-effective manner is critical in expanding our customer base, particularly in the general commercial market. Some of our competitors have well-established brands. Although we believe that the SciQuest brand is well established in certain markets where we have a significant operating history, our brand may not be as well established throughout our entire addressable market. Promotion of our brand will depend largely on continuing our sales and marketing efforts and providing high-quality products and services to our customers. Maintaining and enhancing our brand may require us to make substantial investments. We cannot be assured that these efforts will be successful in marketing the SciQuest brand.

Furthermore, our marketing efforts may be complicated by the third party actions, including the marketing efforts of our competitors, which may include incomplete, inaccurate and false statements about our company and our services.  Our ability to respond to any misleading marketing efforts or other false statements may be limited under certain circumstances.  If we are unable to successfully promote our brand, or if we incur substantial expenses in attempting to do so, our revenues and earnings could be materially and adversely affected.

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

Our business involves the collection and use of confidential information of our customers and their trading partners. We cannot be assured that our efforts to protect this confidential information will be successful. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Malicious third-parties may also conduct attacks designed to temporarily deny customers access to our services.  If any compromise of this information security were to occur, we could be subject to legal claims and government action, experience an adverse effect on our reputation and need to incur significant additional costs to protect against similar information security breaches in the future, each of which could adversely affect our financial condition, results of operations and growth prospects. In addition, because of the critical nature of data security, any perceived breach of our security measures could cause existing or potential customers not to use our solutions and could harm our reputation.

If we are not able to satisfy data protection, security, privacy, and other government and industry-specific requirements, we could incur liability and our reputation and operating results could be harmed.

There are a number of data protection, security, privacy and other government- and industry-specific requirements, including those that require companies to notify individuals of data security incidents involving certain types of personal data. Any failure to comply with such requirements could harm our reputation, erode customer confidence in the effectiveness of our security measures, negatively impact our ability to attract new customers or cause existing customers to not renew their agreements with us. In addition, some of the industries we serve have industry-specific requirements relating to compliance with certain security and regulatory standards. If we cannot comply or if we incur a violation in one or more of these requirements, which could result in significant liability and harm our reputation and operating results.

Our future profitability and cash flows are dependent upon our ability to control expenses.

Our operating plan to maintain profitability is based upon estimates of our future expenses. For instance, we expect our operating expenses to increase in 2016 as compared to 2015 in order to support anticipated revenue growth.  If our future expenses are greater than anticipated, our ability to maintain profitability may be negatively impacted. Greater than anticipated expenses may negatively impact our cash flows, which could cause us to expend our capital faster than anticipated. Also, a large percentage of our expenses are relatively fixed, which may make it difficult to reduce expenses significantly in the future.

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

We provide service-level commitments to our customers, which could cause us to issue credits for future services if the stated service levels are not met for a given period and could materially and adversely affect our operating results.

Our customer agreements provide service-level commitments. If we are unable to meet the stated service-level commitments or suffer extended periods of unavailability for our service, we may be contractually obligated to provide these customers with credits for future services. Our revenue could be significantly impacted if we suffer unscheduled downtime that exceeds the allowed downtimes under our agreements with our customers. In light of our historical experience with meeting our service-level commitments, we do not currently have any liabilities on our balance sheet for these commitments. Any failure to meet our service-level commitments may require us to issue service credits.  Any extended service outages could harm our reputation, revenue and operating results.

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

Because we recognize revenue from subscriptions over the term of the subscription, downturns or upturns in new business may not be immediately reflected in our operating results.

We generally recognize revenue from customers ratably over the terms of their subscription agreements, which are typically either multi-year contracts that are generally three to five years in length or one-year contracts with annual renewal provisions. As a result, most of the revenue we report in each quarter is the result of subscription agreements entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any one quarter may not be reflected in our revenue results for that quarter. However, any such decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our services, and potential changes in our retention rate may not be fully reflected in our operating results until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.

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

As of December 31, 2015, we had net operating loss carryforwards of approximately $207.5 million for U.S. federal tax purposes, the use of which may be substantially limited. The Company believes that $8.9 million of the federal net operating loss carryforwards will be available for future utilization to the extent of future income. The Company has provided a valuation allowance for the remaining federal losses of $198.6 million due to uncertainty regarding the Company’s ability to fully realize these assets. These loss carryforwards will begin to expire in 2018. To the extent these net operating loss carryforwards are available, we intend to use them to reduce the corporate income tax liability associated with our operations. Section 382 of the U.S. Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that might be used to offset taxable income when a corporation has undergone significant changes in stock ownership. As a result, prior or future changes in ownership could put limitations on the availability of our net operating loss carryforwards. To the extent our use of net operating loss carryforwards is significantly limited, our income could be subject to corporate income tax earlier than it would if we were able to use net operating loss carryforwards, which could result in lower profits.

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

Our business could be negatively affected as a result of actions by activist shareholders.

Campaigns by stockholders to effect changes in publicly traded companies are sometimes led by activist investors through various corporate actions, including proxy contests.  Responding to actions by activist shareholders can be costly and time-consuming, disrupting our operations and diverting the attention of management and our employees. Shareholder activism could create perceived uncertainties as to our future direction, which could result in the loss of potential business opportunities and make it more difficult to attract and retain qualified personnel and business partners.  Furthermore, the election of individuals to our board of directors with a specific agenda could adversely affect our ability to effectively and timely implement our strategic plans.

The continued concentration of our capital stock ownership with insiders will limit your ability to influence corporate matters.

As of December 31, 2015, our directors and executive officers, together with their affiliates, beneficially owned, in the aggregate, approximately 5% of our common stock. In addition, as of December 31, 2015, approximately 35% of our outstanding common stock was held by holders of more than 5% of our common stock. These stockholders may have interests that differ from yours, and they may vote in a way with which you disagree and that may be adverse to your interests. This concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with significant concentration of ownership. Also, these stockholders, acting together, may be able to control the outcome of matters submitted to our stockholders for approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. In addition, these stockholders, acting together, could have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

•	delaying, deferring or preventing a change in corporate control;
•	impeding a merger, consolidation, takeover or other business combination involving us; or
•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

Our stock price could decline due to the large number of outstanding shares of our common stock eligible for future sale.

If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our stockholders might sell shares of our common stock could also depress the market price of our common stock. As of December 31, 2015, we had approximately 6,200,000 shares of our common stock issuable under approved equity compensation plans that are covered by effective registration statements.

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

We also maintain the following office leases:

Office Location	Square Footage	Lease Expiration
Edmonton, Alberta	24,700	May 2016
Pittsburgh, Pennsylvania	15,200	June 2016
Newtown Square, Pennsylvania	5,500	June 2021
Houston, Texas	4,700	March 2019

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

Year Ended December 31, 2015:	High	Low
October 1, 2015 through December 31, 2015	$14.05	$9.49
July 1, 2015 through September 30, 2015	14.97	9.60
April 1, 2015 through June 30, 2015	16.93	14.50
January 1, 2015 through March 31, 2015	18.26	13.33

Year Ended December 31, 2014:	High	Low
October 1, 2014 through December 31, 2014	$17.21	$13.31
July 1, 2014 through September 30, 2014	19.10	14.46
April 1, 2014 through June 30, 2014	27.50	15.74
January 1, 2014 through March 31, 2014	32.69	24.45

As of December 31, 2015, we had approximately 50 stockholders of record of our common stock, including Cede & Co., which holds shares of our common stock on behalf of an indeterminate number of beneficial owners.

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

The following table provides information regarding our current equity compensation plans as of December 31, 2015:

Equity Compensation Plan Information
			Number of
			securities
			remaining
			available for
			future issuance
			under equity
			compensation
	Number of securities		plans (excluding
	to be issued upon	Weighted-average	securities
	exercise of	exercise price of	reflected in
	outstanding options	outstanding options	column (a))
Plan category	(a)	(b)	(c)

Stock options	2,559,459	$16.26	-
Restricted stock units	304,022	-	-
Subtotal	2,863,481	16.26	2,540,583

Employee stock purchase plan	-	-	816,645
Total	2,863,481	$16.26	3,357,228
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

Stock Performance Graph

The following graph compares, for the period from January 1, 2011 through December 31, 2015, the cumulative total stockholder return on our common stock with that of the NASDAQ Composite Index and the NASDAQ Computer Index. The graph assumes that $100 was invested on January 1, 2011 and assumes reinvestment of any dividends. Our fiscal year ends on December 31. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

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

The selected financial data under the heading “Statements of Operations Data” for each of the three years ended December 31, 2013, 2014 and 2015, under the heading “Non-GAAP Operating Data” relating to Non-GAAP Net Income, Adjusted EBITDA and Adjusted Free Cash Flow for each of the three years ended December 31, 2013, 2014 and 2015 and under the heading “Balance Sheet Data” as of December 31, 2014 and 2015 have been derived from our audited financial statements, which are provided under “Part II, Item 8, Financial Statements and Supplementary Data” of this Report. The selected financial data under the heading “Statements of Operations Data” for each of the two years ended December 31, 2011 and 2012, under the heading “Non-GAAP Operating Data” relating to Non-GAAP Net Income, Adjusted EBITDA and Adjusted Free Cash Flow for each of the two years ended December 31, 2011 and 2012 and under the heading “Balance Sheet Data” as of December 31, 2011, 2012 and 2013 have been derived from our audited financial statements not included in this Report.

	Year Ended December 31,
	2011	2012	2013	2014	2015
	(In thousands, except per share data)
Statements of Operations Data:
Revenues	$53,438	$66,465	$90,231	$101,932	$105,353
Cost of revenues(1)(2)	13,340	20,270	27,411	31,497	33,567
Gross profit	40,098	46,195	62,820	70,435	71,786
Operating expenses:(1)
Research and development	11,233	17,188	28,267	28,307	27,303
Sales and marketing	14,282	17,907	24,261	25,617	26,928
General and administrative	8,403	10,918	13,033	14,045	12,295
Amortization of intangible assets	864	1,268	2,382	3,154	2,753
Total operating expenses	34,782	47,281	67,943	71,123	69,279
Income (loss) from operations	5,316	(1,086)	(5,123)	(688)	2,507
Interest and other income (expense), net	298	13	13	150	296
Income (loss) before income taxes	5,614	(1,073)	(5,110)	(538)	2,803
Income tax (expense) benefit	(2,780)	(103)	376	469	(941)
Net income (loss)	$2,834	$(1,176)	$(4,734)	$(69)	$1,862
Net income (loss) attributable to common stockholders per share:
Basic	$0.13	$(0.05)	$(0.20)	$(0.00)	$0.07
Diluted	$0.13	$(0.05)	$(0.20)	$(0.00)	$0.07
Weighted average shares outstanding used in computing per share amounts:
Basic	21,673	22,285	23,044	26,609	27,721
Diluted	22,241	22,285	23,044	26,609	27,889

	Year Ended December 31,
	2011	2012	2013	2014	2015
	(In thousands)
Non-GAAP Operating Data:
Non-GAAP Net Income (3)	$6,416	$5,460	$8,845	$7,987	$8,169
Adjusted EBITDA (4)	$11,541	$11,388	$18,472	$18,547	$20,168
Adjusted Free Cash Flow (5)	$14,256	$15,748	$14,468	$10,647	$9,308

	December 31,
	2011	2012	2013	2014	2015
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$14,958	$15,606	$19,117	$59,419	$67,893
Short-term investments	44,685	29,740	15,105	71,493	74,612
Working capital excluding deferred revenues	65,427	49,138	36,261	135,584	147,201
Total assets	116,368	140,324	173,445	265,215	271,901
Deferred revenues	49,614	62,461	70,760	71,101	70,176
Total stockholders' equity	60,707	67,228	88,179	181,661	188,587

(1)	Amounts include stock-based compensation expense, as follows:
	Year Ended December 31,
	2011	2012	2013	2014	2015
	(In thousands)
Cost of revenues	$313	$300	$499	$712	$810
Research and development	1,014	1,217	1,714	714	560
Sales and marketing	1,142	1,510	1,992	1,491	1,641
General and administrative	1,480	2,170	2,727	3,272	2,777
	$3,949	$5,197	$6,932	$6,189	$5,788

(2)	Cost of revenues includes amortization of capitalized software development costs of:
	Year Ended December 31,
	2011	2012	2013	2014	2015
	(In thousands)
Amortization of capitalized software development costs	$390	$928	$1,842	$2,934	$4,284
Amortization of acquired software	168	553	1,580	2,078	1,987
	$558	$1,481	$3,422	$5,012	$6,271

(3)

Non-GAAP Net Income, a non-GAAP operating measure, consists of net income (loss) plus our non-cash, stock-based compensation expense, amortization of intangible assets, amortization of acquired software, headquarter relocation costs in 2014, purchase accounting deferred revenue adjustments in 2012, 2013, 2014, and 2015, acquisition related costs incurred in 2011, 2012 and 2013, less the acquisition related escrow distribution received in 2011. Non-GAAP Net Income is determined on a tax-effected basis. Due to the impact that non-taxable expenses, e.g. stock-based compensation, had on our effective tax rate, we determined the tax effect of Non-GAAP Net Income by arriving at Non-GAAP Income before taxes, multiplying this by our statutory rate of 38.9% and the difference between our statutory tax expense and our book tax expense is the tax effect of adjustments to arrive at Non-GAAP Net Income. We use Non-GAAP Net Income as a measure of operating performance because it assists us in comparing performance on a consistent basis, as it removes from our operating results the impact of our capital structure, acquisition related costs, the one-time costs associated with non-recurring events and such non-cash items such as stock-based compensation expense and amortization of intangible assets, which can vary depending upon accounting methods. We believe Non-GAAP Net Income is useful to an investor in evaluating our operating performance because it is widely used by investors, securities analysts and other interested parties in our industry to measure a company’s operating performance without regard to non-cash items such as stock-based compensation expense and amortization of intangible assets, which can vary depending upon accounting methods, and to present a meaningful measure of corporate performance exclusive of our capital structure and the method by which assets were acquired.

Our use of Non-GAAP Net Income has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	Non-GAAP Net Income does not reflect changes in, or cash requirements for, our working capital needs;
•	Non-GAAP Net Income does not consider the potentially dilutive impact of equity-based compensation;
•	Non-GAAP Net Income does not reflect acquisition related costs, which reduced the cash available to us;

•	we must make certain assumptions in order to determine the tax effect adjustments for Non-GAAP Net Income, which assumptions may not prove to be accurate; and
•	other companies, including companies in our industry, may calculate Non-GAAP Net Income differently, which reduces its usefulness as a comparative measure.

Because of these limitations, you should consider Non-GAAP Net Income alongside other financial performance measures, including various cash flow metrics, net income (loss) and our other GAAP results. Our management reviews Non-GAAP Net Income along with these other measures in order to fully evaluate our financial performance.

The following table provides a reconciliation of net income (loss) to Non-GAAP Net Income:

	Year Ended December 31,
	2011	2012	2013	2014	2015
	(In thousands)
Net income (loss)	$2,834	$(1,176)	$(4,734)	$(69)	$1,862
Stock-based compensation	3,949	5,197	6,932	6,189	5,788
Amortization of intangible assets	864	1,268	2,382	3,154	2,753
Amortization of acquired software	168	553	1,580	2,078	1,987
Purchase accounting deferred revenue adjustment	-	1,490	3,323	1,365	46
Distribution of acquisition escrow	(223)	-	-	-	-
Headquarter relocation costs	-	-	-	830	-
Acquisition related costs	134	1,506	5,377	-	-
Tax effect of adjustments(a)	(1,310)	(3,378)	(6,015)	(5,560)	(4,267)
Non-GAAP Net Income	$6,416	$5,460	$8,845	$7,987	$8,169

(a)

Due to the impact that non-taxable expenses, e.g. stock-based compensation had on our effective tax rate, we determined the tax effect of Non-GAAP Net Income by arriving at Non-GAAP Income before taxes, multiplying this by our statutory rate of 38.9% and the difference between our statutory tax expense and our book tax expense is the tax effect of adjustments to arrive at Non-GAAP Net Income.

(4)

Adjusted EBITDA consists of net income (loss) plus depreciation and amortization, total other income, income tax expense (benefit), stock-based compensation expense and other adjustments as necessary for a fair presentation. Other adjustments include the impact of purchase accounting deferred revenue adjustments in 2012, 2013, 2014, and 2015, acquisition related costs incurred in 2011, 2012, and 2013, and headquarter relocation costs in 2014. We use Adjusted EBITDA as a measure of operating performance because it assists us in comparing performance on a consistent basis, as it removes from our operating results the impact of our capital structure, the one-time costs associated with non-recurring events and such items as depreciation and amortization, which can vary depending upon accounting methods and the book value of assets. We believe Adjusted EBITDA is useful to an investor in evaluating our operating performance because it and similar measures are widely used by investors, securities analysts and other interested parties in our industry to measure a company’s operating performance without regard to items such as depreciation and amortization, which can vary depending upon accounting methods and the book value of assets, and to present a meaningful measure of corporate performance exclusive of our capital structure and the method by which assets were acquired.

Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash expenditure requirements for such replacements;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
•	Adjusted EBITDA does not consider the potentially dilutive impact of equity-based compensation;
•	Adjusted EBITDA does not reflect the interest expense or the cash requirements necessary to service interest or principal payments on our indebtedness;
•	Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us; and

•	other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income and our other GAAP results. Our management reviews Adjusted EBITDA along with these other measures in order to fully evaluate our financial performance.

The following table provides a reconciliation of net income (loss) to Adjusted EBITDA:

	Year Ended December 31,
	2011	2012	2013	2014	2015
	(In thousands)
Net income (loss)	$2,834	$(1,176)	$(4,734)	$(69)	$1,862
Depreciation and amortization	2,142	4,281	7,963	10,851	11,827
Total other income, net	(298)	(13)	(13)	(150)	(296)
Income tax expense (benefit)	2,780	103	(376)	(469)	941
EBITDA	7,458	3,195	2,840	10,163	14,334
Purchase accounting deferred revenue adjustment	-	1,490	3,323	1,365	46
Stock-based compensation	3,949	5,197	6,932	6,189	5,788
Acquisition related costs	134	1,506	5,377	-	-
Headquarter relocation costs	-	-	-	830	-
Adjusted EBITDA	$11,541	$11,388	$18,472	$18,547	$20,168

(5)

Free Cash Flow consists of net cash provided by operating activities, less purchases of property and equipment and less capitalization of software development costs. Adjusted Free Cash Flow consists of Free Cash Flow plus acquisition related costs in 2011, 2012, 2013, and 2014, less the acquisition related escrow distribution received in 2011 and headquarter relocation costs in 2014. We use Adjusted Free Cash Flow as a measure of liquidity because it assists us in assessing our ability to fund our growth through our generation of cash. We believe Adjusted Free Cash Flow is useful to an investor in evaluating our liquidity because Adjusted Free Cash Flow and similar measures are widely used by investors, securities analysts and other interested parties in our industry to measure a company’s liquidity without regard to revenue and expense recognition, which can vary depending upon accounting methods.

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

The following table provides a reconciliation of net cash provided by operating activities to Adjusted Free Cash Flow / Free Cash Flow:

	Year Ended December 31,
	2011	2012	2013	2014	2015
	(In thousands)
Net cash provided by operating activities	$17,407	$20,380	$18,018	$17,402	$18,253
Purchase of property and equipment	(2,058)	(1,825)	(2,873)	(4,196)	(2,765)
Capitalization of software development costs	(1,004)	(3,113)	(3,654)	(5,550)	(6,180)
Free Cash Flow	14,345	15,442	11,491	7,656	9,308
Distribution of acquisition escrow	(223)	-	-	-	-
Acquisition related costs	134	306	2,977	3,600	-
Headquarter relocation costs	-	-	-	(609)	-
Adjusted Free Cash Flow / Free Cash Flow	$14,256	$15,748	$14,468	$10,647	$9,308

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying financial statements and notes “Part II, Item 8, Financial Statements and Supplementary Data” of this Report.

Overview

We provide leading cloud-based business automation solutions for spend management that include:

●	spend analytics solutions that cleanse and classify spend data from a wide variety of sources and formats putting data and analytics to work to drive and measure cost savings;
●	sourcing solutions that create events, manage bids and award contracts automatically to simplify and optimize the bidding process;
●	supplier management solutions that facilitate on-boarding, maintaining and managing supplier relationships and give visibility into which suppliers are best able to support goals;
●	contract lifecycle management solutions that automate the contract lifecycle from contract authoring, automated workflow approvals to a fully searchable archive of executed contracts;
●	procurement solutions that automate the purchasing process and drive contract compliance;
●	inventory management solutions that facilitate finding, sourcing and tracking chemicals and research supplies;
●	accounts payable solutions that automate the invoice processing and vendor payment processes; and
●	a supplier network that provides a single platform for all supplier interactions.

Our solutions are designed to reduce costs, simplify and improve visibility into key business processes, further strategic initiatives, enhance control over spending decisions and improve compliance and risk management. By simplifying and streamlining cumbersome, and often manual, processes and creating a comprehensive, intelligent view of spending and compliance, organizations can identify and capitalize on opportunities to reduce costs and optimize processes by gaining control over suppliers, contracts, purchases and payments.

We deliver our cloud-based solutions using a Software-as-a-Service, or SaaS, model, which enables us to offer greater functionality, faster innovation, easier integration and improved reliability with less cost and risk to the organization than traditional on-premise solutions. Customers pay us subscription fees and implementation service fees for the use of our solutions under either multi-year contracts that are generally three to five years in length or one-year contracts with annual renewal provisions. Our total subscription fees over a three to five year term of the subscription agreement for sales of single products typically range from $150,000 to $500,000 ($50,000 to $100,000 per year) while a multi-product sale range can typically range from $480,000 to $1.5 million ($160,000 to $300,000 per year). Our typical one-time implementation service fees are generally equivalent to one year of license fees. As of December 31, 2015, we had 527 customers, excluding customers that spend less than $10,000 per year with us. Our revenue growth is driven primarily through the sale of our products and services to new customers and the sale of new products and related services to existing customers. For the fiscal year ended December 31, 2015, revenues increased 3% to $105.4 million from $101.9 million for the fiscal year ended December 31, 2014. For the fiscal year ended December 31, 2014, revenues increased 13% to $101.9 million from $90.2 million for the fiscal year ended December 31, 2013.

No customer accounted for more than 10% of our total revenues in 2013, 2014 and 2015. Our ten largest customers accounted for no more than 15% of our total revenues in each of 2013, 2014 and 2015.

Revenues, expenses and cash flow are the key measures we use to analyze our business and results of operations for both the short and long-term. Key elements of our revenue analysis include revenues from new customers and renewal revenues from existing customers. Our expense analysis focuses heavily on headcount by function, as compensation expense is our primary expense item. We also monitor the impact of expenses on Non-GAAP Net Income and Adjusted EBITDA. To analyze cash flow, we primarily use Adjusted Free Cash Flow.

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

Historically we have had a relatively high concentration of higher education, life sciences, healthcare and state and local government customers. For the years ended December 31, 2013, 2014 and 2015, the higher education market accounted for approximately 50%, 47% and 48%, respectively, of our revenues. Today, a majority of our customers span the general commercial market as a result of our acquisitions as well as our own marketing efforts. We currently market and sell our solutions across the entire addressable market for spend management solutions.

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

We believe Non-GAAP Net Income, Adjusted EBITDA and Adjusted Free Cash Flow are the primary non-GAAP financial metrics upon which to measure our business. Non-GAAP Net Income consists of net income plus our non-cash, stock-based compensation expense, amortization of intangible assets, headquarter relocation costs in 2014, purchase accounting deferred revenue adjustments in 2012, 2013, 2014, and 2015, and acquisition related costs incurred in 2011, 2012, and 2013, less the acquisition related escrow distribution received in 2011. Non-GAAP Net Income is determined on a tax-effected basis. Due to the impact that non-taxable expenses, e.g. stock-based compensation, had on our effective tax rate, we determined the tax effect of Non-GAAP Net Income by arriving at Non-GAAP Income before taxes, multiplying this by our statutory rate of 38.9% and the difference between our statutory tax expense and our book tax expense is the tax effect of adjustments to arrive at Non-GAAP Net Income. Because Non-GAAP Net Income excludes certain non-cash expenses such as amortization and stock-based compensation, as well as acquisition related costs incurred in 2011, 2012, and 2013, the acquisition related escrow distribution received in 2011, and headquarter relocation costs in 2014, we believe that this measure provides us with additional useful information to measure and understand our performance on a consistent basis, particularly with respect to changes in performance from period to period. Adjusted EBITDA consists of net income (loss) plus depreciation and amortization, total other income, income tax expense (benefit), stock-based compensation expense and other adjustments as necessary for a fair presentation. Other adjustments include the impact of purchase accounting deferred revenue adjustments in 2012, 2013, 2014, and 2015, acquisition related costs incurred in 2011, 2012, and 2013, and headquarter relocation costs in 2014. Because Adjusted EBITDA measures operating performance by removing the impact of our capital structure and one-time non-recurring events, we believe this measure provides us with useful information to measure and understand our performance on a consistent basis. Free Cash Flow consists of net cash provided by operating activities, less purchases of property and equipment and less capitalization of software development costs. Adjusted Free Cash Flow consists of Free Cash Flow plus acquisition related costs incurred in 2011, 2012, 2013, and 2014, less the acquisition related escrow distribution received in 2011 and headquarter relocation costs in 2014. Because Adjusted Free Cash Flow measures the ability of the company to generate cash from operations, after investment in software development and property and equipment, we believe this is a meaningful measurement in which to gauge our ability to fund future growth. Our Adjusted Free Cash Flow normally fluctuates quarterly due to the combination of the historical timing of new business and the payment of annual bonuses. We use Non-GAAP Net Income, Adjusted EBITDA and

Adjusted Free Cash Flow in the preparation of our budgets and to measure and monitor our financial performance. Non-GAAP Net Income, Adjusted EBITDA and Adjusted Free Cash Flow are not determined in accordance with GAAP and are not substitutes for or superior to financial measures determined in accordance with GAAP. For further discussion regarding Non-GAAP Net Income and a reconciliation of Non-GAAP Net Income to net income, see “— Financial Terms and Metrics,” below. For further discussion regarding Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income (loss), see “— Financial Terms and Metrics,” below. For further discussion regarding Adjusted Free Cash Flow and a reconciliation of Adjusted Free Cash Flow to cash flows from operations, see “— Financial Terms and Metrics,” below.

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

Historically, we have increased the price of our subscriptions upon the renewal of our customers’ subscription agreements to reflect the increased feature functionality inherent in the solution since the initial subscription agreement. Our value proposition and high customer satisfaction rates have led to strong recurring revenue retention rates of 100%, 96% and 98% for 2013, 2014 and 2015, respectively. We calculate recurring revenue rates for a particular period by dividing one by the subscription revenue for all customers at the end of the prior period multiplied by the subscription revenue for those same customers at the end of the current period.

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

Amortization of Intangible Assets. Amortized intangible assets consist of covenants not to compete and customer relationships from the CombineNet, Spend Radar, Upside, AECsoft acquisitions in August 2013, October 2012, August 2012 and January 2011, respectively. The covenant not to compete from the CombineNet acquisition is amortized on a straight-line basis over an estimated life of two years and the covenants not to compete from the Spend Radar, Upside and AECsoft acquisitions are amortized on a straight-line basis over an estimated life of five years. The customer relationships from the Spend Radar acquisition are amortized over a five-year estimated life, the customer relationships from the Upside and AECsoft acquisitions and going private transaction are amortized over a ten-year estimated life and the customer relationships from the CombineNet acquisition are amortized over a fifteen-year estimated life, in a pattern consistent with which the economic benefit is expected to be realized.

Non-GAAP Net Income. Non-GAAP Net Income, a non-GAAP operating measure, consists of net (loss) income plus our non-cash, stock-based compensation expense, amortization of intangible assets, amortization of acquired software, headquarter relocation costs in 2014, purchase accounting deferred revenue adjustments and acquisition related costs incurred in 2013. Non-GAAP Net Income is determined on a tax-effected basis. Due to the impact that non-taxable expenses, e.g. stock-based compensation, had on our effective tax rate, we determined the tax effect of Non-GAAP Net Income by arriving at Non-GAAP Income before taxes, multiplying this by our statutory rate of 38.9% and the difference between our statutory tax expense and our book tax expense is the tax effect of adjustments to arrive at Non-GAAP Net Income. We use Non-GAAP Net Income as a measure of operating performance because it assists us in comparing performance on a consistent basis, as it removes from our operating results the impact of our capital structure, acquisition related costs, the one-time costs associated with non-recurring events and such non-cash items such as stock-based compensation expense and amortization of intangible assets, which can vary depending upon accounting methods. We believe Non-GAAP Net Income is useful to an investor in evaluating our operating performance because it is widely used by investors, securities analysts and other interested parties in our industry to measure a company’s operating performance without regard to non-cash items such as stock-based compensation expense and amortization of intangible assets, which can vary depending upon accounting methods, and to present a meaningful measure of corporate performance exclusive of our capital structure and the method by which assets were acquired. Our use of Non-GAAP Net Income has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

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

The following table provides a reconciliation of net (loss) income to Non-GAAP Net Income:

	Year Ended December 31,
	2013	2014	2015
	(Unaudited; in thousands)
Net (loss) income	$(4,734)	$(69)	$1,862
Stock-based compensation	6,932	6,189	5,788
Amortization of intangible assets	2,382	3,154	2,753
Amortization of acquired software	1,580	2,078	1,987
Purchase accounting deferred revenue adjustment	3,323	1,365	46
Acquisition costs	5,377	-	-
Headquarter relocation costs	-	830	-
Tax effect of adjustments(1)	(6,015)	(5,560)	(4,267)
Non-GAAP Net Income	$8,845	$7,987	$8,169

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

Adjusted EBITDA. Adjusted EBITDA consists of net (loss) income plus depreciation and amortization, total other income, income tax (benefit) expense, stock-based compensation expense and other adjustments as necessary for a fair presentation. Other adjustments include the impact of purchase accounting deferred revenue adjustments, acquisition related costs in 2013 and headquarter relocation costs in 2014. We use Adjusted EBITDA as a measure of operating performance because it assists us in comparing performance on a consistent basis, as it removes from our operating results the impact of our capital structure, the one-time costs associated with non-recurring events and such items as depreciation and amortization, which can vary depending upon accounting methods and the book value of assets. We believe Adjusted EBITDA is useful to an investor in evaluating our operating performance because it and similar measures are widely used by investors, securities analysts and other interested parties in our industry to measure a company’s operating performance without regard to items such as depreciation and amortization, which can vary depending upon accounting methods and the book value of assets, and to present a meaningful measure of corporate performance exclusive of our capital structure and the method by which assets were acquired.

Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash expenditure requirements for such replacements;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
•	Adjusted EBITDA does not consider the potentially dilutive impact of equity-based compensation;
•	Adjusted EBITDA does not reflect the interest expense or the cash requirements necessary to service interest or principal payments on our indebtedness;
•	Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us; and
•	other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income and our other GAAP results. Our management reviews Adjusted EBITDA along with these other measures in order to fully evaluate our financial performance.

The following table provides a reconciliation of net (loss) income to Adjusted EBITDA:

	Year Ended December 31,
	2013	2014	2015
	(Unaudited; in thousands)
Net (loss) income	$(4,734)	$(69)	$1,862
Depreciation and amortization	7,963	10,851	11,827
Total other income, net	(13)	(150)	(296)
Income tax (benefit) expense	(376)	(469)	941
EBITDA	2,840	10,163	14,334
Purchase accounting deferred revenue adjustment	3,323	1,365	46
Stock-based compensation	6,932	6,189	5,788
Acquisition related costs	5,377	-	-
Headquarter relocation costs	-	830	-
Adjusted EBITDA	$18,472	$18,547	$20,168

Adjusted Free Cash Flow.  Free Cash Flow consists of net cash provided by operating activities, less purchases of property and equipment and less capitalization of software development costs. Adjusted Free Cash Flow consists of Free Cash Flow plus acquisition related costs in 2013 and 2014, less headquarter relocation costs in 2014. We use Adjusted Free Cash Flow as a measure of liquidity because it assists us in assessing our ability to fund our growth through our generation of cash. We believe Adjusted Free Cash Flow is useful to an investor in evaluating our liquidity because Adjusted Free Cash Flow and similar measures are widely used by investors, securities analysts and other interested parties in our industry to measure a company’s liquidity without regard to revenue and expense recognition, which can vary depending upon accounting methods.

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

The following table provides a reconciliation of net cash provided by operating activities to Adjusted Free Cash Flow / Free Cash Flow:

	Year Ended December 31,
	2013	2014	2015
	(Unaudited; in thousands)
Net cash provided by operating activities	$18,018	$17,402	$18,253
Purchase of property and equipment	(2,873)	(4,196)	(2,765)
Capitalization of software development costs	(3,654)	(5,550)	(6,180)
Free Cash Flow	11,491	7,656	9,308
Acquisition costs	2,977	3,600	-
Headquarter relocation costs	-	(609)	-
Adjusted Free Cash Flow / Free Cash Flow	$14,468	$10,647	$9,308

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

Stock-Based Compensation. Stock-based compensation costs are measured at the grant date based on the fair value of the award and are recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. Stock-based compensation costs are calculated using the Black-Scholes option-pricing model on the date of grant for stock options and a lattice model on the date of grant for performance-based restricted stock units. Determining the appropriate fair value model and related assumptions requires judgment, including estimating stock price volatility, forfeiture rates and expected term. The assumptions used in determining the fair value of stock-based awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation could be materially different in the future.

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

The assumptions used in calculating the fair value of common stock options granted in 2013, 2014 and 2015 are set forth below:

	2013	2014	2015
Estimated dividend yield	0%	0%	0%
Expected stock price volatility	46.42 - 55.00%	46.05 - 46.83%	44.53 - 46.30%
Weighted-average risk-free interest rate	0.94 - 1.98%	1.61 - 2.01%	1.36 - 1.89%
Expected life of award (in years)	6.25	6.25	6.25

The assumptions used in calculating the fair value of stock purchase rights granted under the Employee Stock Purchase Plan in 2013, 2014, and 2015 are set forth below:

	2013	2014	2015
Estimated dividend yield	0%	0%	0%
Expected stock price volatility	46.69 - 52.22%	47.20%	47.20%
Weighted-average risk-free interest rate	0.07 - 0.11%	0.06 - 0.08%	0.07 - 0.08%
Expected life of award (in years)	0.5	0.5	0.5

The following table summarizes by grant date the number of stock options granted from January 1, 2013 through December 31, 2015, the per share exercise price of options and the fair value per option on each grant date:

	Number of Shares
	Subject	Per Share Exercise	Fair Value
Grant Date	to Options Granted	Price of Option(1)	per Option(2)
January 1 - March 31, 2013	355,313	$16.30 - 21.89	$8.57 - 11.49
April 1 - June 30, 2013	287,000	$22.82 - 24.38	$11.44 - 12.28
July 1 - September 30, 2013	91,000	$20.03 - 22.46	$9.44 - 10.70
October 1 - December 31, 2013	65,000	$23.50 - 29.14	$11.08 - 13.77
January 1 - March 31, 2014	431,188	$25.01 - 28.77	$11.74 - 13.42
April 1 - June 30, 2014	15,000	$25.14 - 25.31	$11.77 - 11.88
July 1 - September 30, 2014	24,500	$15.97 - 16.33	$7.00 - 8.17
October 1 - December 31, 2014	39,000	$14.15 - 16.33	$6.62 - 7.63
January 1 - March 31, 2015	141,000	$13.46 - 17.33	$6.21 - 7.98
April 1 - June 30, 2015	306,500	$14.67 - 16.49	$6.72 - 7.53
July 1 - September 30, 2015	95,000	$9.95 - 13.77	$4.49 - 6.30
October 1 - December 31, 2015	428,500	$10.02 - 13.17	$4.51 - 6.02

(1)	The per share exercise price of option represents the closing sale price of our common stock on the date of grant.
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

As part of our stock incentive plan, we issued restricted stock units to certain employees and our non-employee directors during 2013, 2014 and 2015. In addition, we issued performance-based restricted stock units to certain employees. Performance-based restricted stock units differ from restricted stock units in that the number of shares of common stock issuable under performance-based restricted stock units is variable based on over- or under- performance of the Company’s stock price over a specified period of time. Restricted stock units differ from restricted stock awards in that restricted stock units represent the right to receive shares of common stock once such shares are vested and issuable in accordance with the terms of the restricted stock units. Once issued, such shares are not subject to further restrictions. The following table summarizes by grant date the number of shares of restricted stock units granted from January 1, 2013 through December 31, 2015, and the fair value per restricted stock unit on each grant date:

	Number of
	Restricted Stock	Fair Value
Grant Date	Units Granted	per Unit(1)
February 6, 2013	41,326	$16.30
April 24, 2013	12,040	$23.25
February 5, 2014	41,153	$25.01
April 30, 2014	16,680	$23.98
March 18, 2015	117,026	$17.18
April 29, 2015	25,352	$15.78
June 1, 2015	17,889	$15.19
August 31, 2015	10,000	$10.98

(1)The fair value per unit represents the closing sale price of our common stock on the date of grant.

The following table summarizes by grant date the number of shares of performance-based restricted stock units granted from January 1, 2015 through December 31, 2015, and the fair value per performance-based restricted stock unit on each grant date:

	Number of
	Performance-Based
	Restricted Stock	Fair Value
Grant Date	Units Granted	per Unit(1)
March 18, 2015	117,026	$10.71
June 1, 2015	17,889	$10.71

(1)The fair value per unit is calculated using a lattice model with a volatility assumption based on the vesting period of the awards.

Determination of the Fair Value of Our Common Stock.  Following our initial public offering on September 24, 2010, all stock option grants have been granted with an exercise price equal to the closing price of our common stock on the NASDAQ Global Market on the date of grant. The fair value of restricted stock unit grants is equal to the closing price of our common stock on the NASDAQ Global Market on the date of grant.

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

However, if the carrying amount of the reporting unit exceeds its fair value, the second step is performed to determine if goodwill is impaired and to measure the amount of impairment loss to recognize, if any. The second step compares the implied fair value of goodwill with the carrying amount of goodwill. If the implied fair value of goodwill exceeds the carrying amount, then goodwill is not considered impaired. However, if the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The fair value of the reporting unit is allocated to all the assets and liabilities, including any previously unrecognized intangible assets, as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. We performed our annual assessment on December 31, 2015. The estimated fair value of our reporting unit exceeded its carrying amount, including goodwill, and as such, no goodwill impairment was recorded.

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

Results of Operations

The following table sets forth, for the periods indicated, our results of operations:

	Year Ended December 31,
	2013	2014	2015
	(In thousands)
Revenues	$90,231	$101,932	$105,353
Costs of revenues	27,411	31,497	33,567
Gross profit	62,820	70,435	71,786
Operating expenses:
Research and development	28,267	28,307	27,303
Sales and marketing	24,261	25,617	26,928
General and administrative	13,033	14,045	12,295
Amortization of intangible assets	2,382	3,154	2,753
Total operating expenses	67,943	71,123	69,279
(Loss) income from operations	(5,123)	(688)	2,507
Interest and other income (expense), net	13	150	296
(Loss) income before income taxes	(5,110)	(538)	2,803
Income tax benefit (expense)	376	469	(941)
Net (loss) income	$(4,734)	$(69)	$1,862

The following table sets forth, for the periods indicated, our results of operations expressed as a percentage of revenues:

	Year Ended December 31,
	2013	2014	2015
Revenues	100%	100%	100%
Cost of revenues	30	31	32
Gross profit	70	69	68
Operating expenses:
Research and development	31	28	26
Sales and marketing	27	25	25
General and administrative	14	14	12
Amortization of intangible assets	3	3	3
Total operating expenses	75	70	66
(Loss) income from operations	(5)	(1)	2
Interest and other income (expense), net	-	-	1
(Loss) income before income taxes	(5)	(1)	3
Income tax benefit (expense)	-	-	(1)
Net (loss) income	(5)%	(1)%	2%

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Revenues. Revenues for 2015 were $105.4 million, an increase of $3.5 million, or 3%, over revenues of $101.9 million for 2014. The increase in revenues resulted primarily from an increase in new customers from December 31, 2014 to December 31, 2015, additional products sold to existing customers and recognition of a full year’s revenues for the new customers added in 2014, partially offset by revenue loss from customer attrition.

Cost of Revenues. Cost of revenues in 2015 was $33.6 million, an increase of $2.1 million, or 7%, over cost of revenues of $31.5 million in 2014. As a percentage of revenues, cost of revenues increased to 32% in 2015 from 31% in 2014. The increase in dollar amount primarily resulted from a $0.3 million increase in employee-related costs attributable to our existing implementation services, supplier enablement services, customer support and client partner personnel, a $1.4 million increase in amortization of capitalized software development costs, a $0.1 million increase in stock-based compensation expense, and a $0.3 million increase in other spend. We had 181 full-time employee equivalents in our implementation services, supplier enablement services, customer support and client partner organizations at December 31, 2015 compared to 211 full-time employee equivalents at December 31, 2014.

Research and Development Expenses. Research and development expenses in 2015 was $27.3 million, a decrease of $1.0 million, or 4%, from research and development expenses of $28.3 million in 2014. As a percentage of revenues, research and development expenses decreased to 26% in 2015 from 28% in 2014. The decrease in dollar amount primarily resulted from a $0.4 million decrease in employee-related costs attributable to the reduction in our research and development personnel and a $0.6 million increase in capitalized software development costs. We had 198 full-time employee equivalents in our research and development organization at December 31, 2015 compared to 222 full-time employee equivalents at December 31, 2014.

Sales and Marketing Expenses. Sales and marketing expenses for 2015 were $26.9 million, an increase of $1.3 million, or 5%, over sales and marketing expenses of $25.6 million for 2014. As a percentage of revenues, sales and marketing expenses were 25% in 2015 and 2014. The increase in dollar amount is primarily due to an increase of $1.3 million in employee-related costs attributable to our existing and additional sales and marketing personnel and an increase of $0.2 million in stock-based compensation expense. These increases were partially offset by a $0.2 million decrease in other sales and marketing spend. We had 103 full-time employee equivalents in our sales and marketing organization at December 31, 2015 compared to 101 full-time employee equivalents at December 31, 2014.

General and Administrative Expenses. General and administrative expenses for 2015 were $12.3 million, a decrease of $1.7 million, or 12%, from general and administrative expenses of $14.0 million for 2014. As a percentage of revenues, general and administrative expenses decreased to 12% in 2015 from 14% in 2014. The decrease in dollar amount was primarily due to a $1.2 million decrease in sales tax expense, a $0.4 million decrease in the loss on fixed asset disposals related to the move from the Cary location to the Morrisville location, a $0.5 million decrease in stock-based compensation and a $0.1 million decrease in other general and administrative spend. These decreases were partially offset by a $0.5 million increase in employee-related costs attributable to our existing general and administrative personnel. We had 28 full-time employee equivalents in our general and administrative organization at December 31, 2015 and 2014.

Amortization of Intangible Assets. Amortization of intangible assets for 2015 was $2.8 million, a decrease of $0.4 million, or 13%, from amortization of intangible assets of $3.2 million for 2014. As a percentage of revenues, amortization of intangible assets was 3% in 2015 and 2014. The decrease in dollar amount was due to a declining balance amortization basis.

Income (Loss) from Operations. Income from operations for 2015 was $2.5 million, an improvement of $3.2 million, or 457%, from loss from operations of $0.7 million for 2014. As a percentage of revenues, income from operations increased to 2% in 2015 from a loss from operations of (1)% in 2014. The increase in dollar amount was primarily the result of the increase in revenue together with our decreased costs in research and development and general and administrative expenses, partially offset by the increased costs of revenue and sales and marketing costs required to grow and support our additional revenues.

Income Tax (Expense) Benefit. Income tax expense for the year ended December 31, 2015 was $0.9 million, an increase in tax expense of $1.4 million, or 280%, from an income tax benefit of $0.5 million for the year ended December 31, 2014. The change in income tax benefit was primarily due to a $1.3 million increase in tax expense related to differences in our pre-tax net loss and effective tax rates in each period and a $0.3 million increase in tax expense for a change in the NC state tax rate, which was treated as a discrete item. The increase in tax expense was partially offset by a $0.2 million decrease in R&D tax credits.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Revenues. Revenues for 2014 were $101.9 million, an increase of $11.7 million, or 13%, over revenues of $90.2 million for 2013. The increase in revenues resulted primarily from an increase in new customers from December 31, 2013 to December 31, 2014, recognition of a full year’s revenues for the new customers added in 2013, and revenue relating to customers acquired as a result of our acquisition of CombineNet in August 2013, partially offset by completing the remaining recognition of perpetual license revenue from some acquired customers during the period and revenue loss from customer attrition.

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

Sales and Marketing Expenses. Sales and marketing expenses for 2014 were $25.6 million, an increase of $1.3 million, or 5%, over sales and marketing expenses of $24.3 million for 2013. As a percentage of revenues, sales and marketing expenses decreased to 25% in 2014 from 27% in 2013. The increase in dollar amount is primarily due to an increase of $2.6 million in employee-related costs attributable primarily to the full year impact of the personnel gained through our CombineNet acquisition in 2013, as well as our additional and existing sales and marketing personnel, an increase of $0.3 million in amortized commission expense, an increase of $0.3 million related to trade shows, a $0.3 million increase in allocated overhead due to increases in leased square footage of office space and increased depreciation associated with purchased property and equipment, a $0.2 million increase in marketing expenses, and a $0.5 million increase in other sales expenses attributable primarily to the full year impact of our CombineNet acquisition. These increases were partially offset by decreases in compensation expense and stock-based compensation expense of $2.4 million and 1.0 million, respectively, attributable to earn-out payments that were completed in 2013. We had 101 full-time employee equivalents in our sales and marketing organization at December 31, 2014 compared to 99 full-time employee equivalents at December 31, 2013.

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

Income Tax Benefit. Income tax benefit for the year ended December 31, 2014 was $0.5 million compared to income tax benefit of $0.4 million for the year ended December 31, 2013. The change in income tax benefit was primarily due to differences in our pre-tax net loss and effective tax rates in each period. In addition, a state deferred tax rate change in 2013, which was treated as a discrete item, resulted in a reduced tax benefit for the year ended December 31, 2013.

Liquidity

Net Cash Flows from Operating Activities

Net cash provided by operating activities was $18.3 million during 2015, $17.4 million during 2014 and $18.0 million during 2013. The amount of our net cash provided by operating activities is primarily a result of the timing of cash payments from our customers, offset by the timing of our primary cash expenditures, which are primarily employee related expenses. Since annual subscription fees are typically due on each anniversary of contract signing, the amount of cash received for annual subscription fees typically fluctuates on a quarterly basis based on the historical levels of new business sales in that quarter. Due to lower historical sales levels in our first quarter, combined with the payment of annual bonuses from the prior year in our first quarter, our cash flow from operations has historically been lowest in our first quarter. The historical timing of our client budget cycles has impacted our cash flow from operations to be lower in our second quarter as compared to our third and fourth quarters. The cash payments from customers are typically due annually on the anniversary date of the initial contract. The cash payments from customers were approximately $105 million during 2015, $104 million during 2014 and $98 million during 2013. The cash payments to employees are typically ratable throughout the fiscal year, with the exception of annual incentive payments, which occur in the first quarter. The cash expenditures for employee salaries, including incentive payments, were approximately $61 million during 2015, $58 million during 2014 and $52 million during 2013.

For 2015, net cash provided by operating activities of $18.3 million was primarily the result of $1.9 million of net income plus $5.8 million of stock-based compensation and $11.8 million of depreciation and amortization, and a $1.0 million increase in accrued liabilities, less a $0.7 million increase in accounts receivable, a $0.6 million increase in prepaid expenses, a $0.7 million increase in deferred commissions, and a $0.2 million increase in accounts payable.

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

Our deferred revenues were $70.2 million at December 31, 2015 and $71.1 million at December 31, 2014. The decrease in deferred revenues is primarily related to the decrease in the average contract length of agreements sold to customers, which has impacted long-term deferred revenues. Short-term deferred revenues increased during the period as a result of an increase in sales, which partially offset the decrease in the total balance. Customers are typically invoiced annually in advance for their annual subscription fee and the invoices are recorded in accounts receivable and deferred revenues, which deferred revenues are then recognized ratably over the term of the subscription agreement. With respect to implementation services fees, customers are invoiced as the services are performed, typically within the first three to eight months of contract execution, and the invoices are recorded in accounts receivable and deferred revenues, which are then recognized ratably over the remaining term of the subscription agreement once the performance milestones have been met. If our sales increase, we would expect our short-term deferred revenues balance to increase while our long-term deferred revenues balance may be impacted by the average length of contract sold.

As of December 31, 2015, we had net operating loss carryforwards of approximately $207.5 million available to reduce future federal taxable income. Use of these carryforwards is subject to significant limitations. In the future, we may fully utilize our available net operating loss carryforwards that are not subject to limitations and would begin making income tax payments at that time. In addition, the limitations on utilizing net operating loss carryforwards and other minimum state taxes may also increase our overall tax obligations. We expect that if we generate taxable income and/or we are not allowed to use net operating loss carryforwards for federal/state income tax purposes, our cash generated from operations will be adequate to meet our income tax obligations.

Net Cash Flows from Investing Activities

For the year ended December 31, 2015, net cash used in investing activities was $12.1 million, consisting of net purchases of $3.1 million short-term investments, various capital expenditures of $2.8 million and capitalization of $6.2 million of software development costs. For the year ended December 31, 2014, net cash used in investing activities was $66.1 million, consisting of net purchases of $56.4 million short-term investments, various capital expenditures of $4.2 million and capitalization of $5.6 million of software development costs. For the year ended December 31, 2013, net cash used in investing activities was $17.5 million, consisting of the acquisitions of CombineNet, net of cash acquired, of $25.6 million, various capital expenditures of $2.9 million and capitalization of $3.7 million of software development costs, partially offset by the net maturities of $14.6 million of short-term investments.

Net Cash Flows from Financing Activities

For the year ended December 31, 2015, net cash provided by financing activities was $2.3 million, consisting of proceeds from the exercise of common stock options of $1.5 million and proceeds from employee stock purchase plan activity of $0.8 million. For the year ended December 31, 2014, net cash provided by financing activities was $89.1 million, consisting of $87.4 million in proceeds from our public offering, net of underwriting discounts and offering costs, proceeds from the exercise of common stock options of $0.7 million and proceeds from employee stock purchase plan activity of $0.9 million. For the year ended December 31, 2013, net cash provided by financing activities was $3.0 million, consisting of proceeds from the exercise of common stock options of $2.1 million and proceeds from employee stock purchase plan activity of $0.9 million.

Line of Credit

On November 2, 2012, we established a $30 million revolving credit facility to cost effectively increase our liquidity, though we had no plans to utilize it. The facility consisted of a $20 million securities secured revolving credit facility and a $10 million receivables secured revolving credit facility and was available for use until November 2, 2015. The securities secured facility and the receivables secured facility beared interest equal to the BBA LIBOR Daily Floating Rate plus 0.75% and the BBA LIBOR Daily Floating Rate plus 1.50%, respectively. We paid a quarterly fee equal to 0.10% on any unused funds under the facility. The Company determined not to renew the revolving credit facility when it expired as we had no plans to utilize it. For the year ended December 31, 2014, we had $0 outstanding.

Off-Balance Sheet Arrangements

As of December 31, 2014 and 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space, we do not engage in off-balance sheet financing arrangements. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Capital Resources

Our future capital requirements may vary materially from those now planned and will depend on many factors, including the costs to develop and implement new products and services, the sales and marketing resources needed to further penetrate our targeted vertical markets as well as the broader commercial market and gain acceptance of new products we develop or acquire, the expansion of our operations in the United States and internationally and the response of competitors to our products and services. Historically, we have experienced increases in our expenditures consistent with the growth in our operations and personnel, and we anticipate that our expenditures will continue to increase as we grow our business. We expect our cost of revenues, research and development, and sales and marketing expense to increase, general and administrative expenses to slightly decline and capital expenditures to remain relatively consistent in absolute dollars in the future. As a percentage of revenues, we expect cost of revenues and sales and marketing to remain relatively consistent and research and development, general and administrative and capital expenditures to decline in the future. In the future, we may also acquire complementary businesses, products or technologies. We have no formal agreements or commitments with respect to any acquisitions at this time.

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

Contractual and Commercial Commitment Summary

The following table summarizes our contractual obligations as of December 31, 2015. These contractual obligations require us to make future cash payments:

		Payments Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)
Operating lease commitments	$18,656	$2,422	$4,466	$4,221	$7,547

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

Recent Accounting Pronouncements

In November 2015, the FASB issued new guidance related to balance sheet classification of deferred taxes. The new guidance requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. We early adopted this guidance during the year ended December 31, 2015. The retrospective application of this guidance decreased Current assets by $0.4 million and increased Other assets by $0.4 million to include the current portion of the deferred tax assets within the non-current portion of the deferred tax assets in the Consolidated Balance Sheet as of December 31, 2014.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We bill and receive payments from our customers predominately in U.S. dollars as well as make payments predominately in U.S. dollars. Our primary exposure to foreign currencies results from payments made in Canadian dollars for payroll and other expenses relating to our office in Edmonton, Alberta, which represented approximately 10% of our total expenses in 2015.  Although our results of operations could be adversely affected by a decline in the value of the U.S. dollar relative to the Canadian dollar, such a decline would have to be significant in order to have a material impact on our results of operations given our limited exposure to foreign currencies. The majority of our sales contracts are currently denominated in U.S. dollars. Therefore, we have minimal foreign currency exchange risk with respect to our revenue. If we further grow sales of our solution outside the United States or establish other material operations outside the United States, we may become subject to greater risks with respect to changes in currency exchange rates.

Interest Rate Sensitivity

Interest income and expense are sensitive to changes in the general level of U.S. interest rates. However, based on the nature and the balance between short-term investments and cash and cash equivalents, we believe there is no material risk of exposure.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended, an evaluation as of December 31, 2015 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Chief

Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2015, were effective for the purposes stated above.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015, based on the framework in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Our independent registered public accounting firm has issued an auditors’ report on the effectiveness of our internal controls over financial reporting, which it included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
SciQuest, Inc.:

We have audited the internal control over financial reporting of SciQuest, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2015, and our report dated February 22, 2016 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Raleigh, North Carolina

February 22, 2016

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We will include the information required by this item in our definitive proxy statement for our 2016 annual meeting of stockholders, which we will file within 120 days after the end of the fiscal year covered by this Report. This information is incorporated in this Report by reference.

ITEM 11. EXECUTIVE COMPENSATION

We will include the information required by this item in our definitive proxy statement for our 2016 annual meeting of stockholders, which we will file within 120 days after the end of the fiscal year covered by this Report. This information is incorporated in this Report by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We will include the information required by this item in our definitive proxy statement for our 2016 annual meeting of stockholders, which we will file within 120 days after the end of the fiscal year covered by this Report. This information is incorporated in this Report by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We will include the information required by this item in our definitive proxy statement for our 2016 annual meeting of stockholders, which we will file within 120 days after the end of the fiscal year covered by this Report. This information is incorporated in this Report by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

We will include the information required by this item in our definitive proxy statement for our 2016 annual meeting of stockholders, which we will file within 120 days after the end of the fiscal year covered by this Report. This information is incorporated in this Report by reference.

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
10.8

Form of Stock Option Grant Certificate under the SciQuest, Inc. 2013 Stock Incentive Plan+ (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed April 26, 2013)

10.9

Form of Restricted Stock Unit Agreement (Non-Employee Directors) under the SciQuest, Inc. 2013 Stock Incentive Plan+ (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed April 26, 2013)

10.10

Form of Restricted Stock Unit Agreement (Employees) under the SciQuest, Inc. 2013 Stock Incentive Plan+ (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed April 26, 2013)

10.10

Form of Performance-Based Restricted Stock Unit Agreement under the SciQuest, Inc. 2013 Stock Incentive Plan+ (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 23, 2015)

10.12	SciQuest, Inc. Employee Stock Purchase Plan+ (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed May 29, 2012)
10.13	SciQuest, Inc. Change of Control Severance Plan+ (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 4, 2015)

Exhibit Number	Description
10.14

Employment Agreement by and between SciQuest, Inc. and Stephen J. Wiehe, dated February 5, 2002+ (incorporated herein by reference to Exhibit 10.7 to Form S-1 Registration Statement, filed March 26, 2010)

10.15	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.13 to Amendment No. 1 to Form S-1 Registration Statement, filed May 11, 2010)
10.16

Office Lease by and between SciQuest, Inc. and Duke Realty Limited Partnership, dated May 17, 2005 (incorporated herein by reference to Exhibit 10.14 to Form S-1 Registration Statement, filed March 26, 2010)

10.17

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

10.19

Assignment of Lease by and between SciQuest, Inc. and Kroy Building Products, Inc., dated February 11, 2008 (incorporated herein by reference to Exhibit 10.17 to Form S-1 Registration Statement, filed March 26, 2010)

10.20

Office Lease by and between Duke Realty Limited Partnership and Kroy Building Products, Inc., dated September 29, 2006 (incorporated herein by reference to Exhibit 10.18 to Form S-1 Registration Statement, filed March 26, 2010)

10.21

Second Amendment to Office Lease by and between SciQuest, Inc. and Duke Realty Limited Partnership, dated February 21, 2008 (incorporated herein by reference to Exhibit 10.19 to Form S-1 Registration Statement, filed March 26, 2010)

10.22

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

10.25

Fourth Amendment to Office Lease, dated as of June 6, 2011, by and between Duke Realty Limited Partnership and the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 8, 2011)

10.26

Fifth Amendment to Office Lease, dated as of October 10, 2011, by and between Duke Realty Limited Partnership and the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed October 13, 2011)

10.27

Office Lease, dated as of July 7, 2013, by and between Duke Realty Limited Partnership and the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 10, 2013)

10.28

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

21.1*	List of Subsidiaries
23.1*	Consent of Grant Thornton LLP

Exhibit Number	Description
31.1*	Rule 13a-14(a)/15d-14(a) Certification, executed by Stephen J. Wiehe, President, Chief Executive Officer and Director of the Company
31.2*	Rule 13a-14(a)/15d-14(a) Certification, executed by Jennifer G. Kaelin, Chief Financial Officer of the Company
32.1*	Section 1350 Certification, executed by Stephen J. Wiehe, President, Chief Executive Officer and Director of the Company
32.2*	Section 1350 Certification, executed by Jennifer G. Kaelin, Chief Financial Officer of the Company
101	Interactive Data Files pursuant to Rule 405 of Regulation S-T (XBRL)

*	Documents filed herewith.
+	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(c) of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SCIQUEST, INC.
Date: February 22, 2016	By:	/s/ Stephen J. Wiehe
Stephen J. Wiehe
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Stephen J. Wiehe Stephen J. Wiehe	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 22, 2016
/s/ Jennifer G. Kaelin Jennifer G. Kaelin	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 22, 2016
/s/ Jeffrey T. Barber Jeffrey T. Barber	Director	February 22, 2016
/s/ Timothy J. Buckley Timothy J. Buckley	Director	February 22, 2016
/s/ Daniel F. Gillis Daniel F. Gillis	Director	February 22, 2016
/s/ L. Steven Nelson L. Steven Nelson	Director	February 22, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
SciQuest, Inc.:

We have audited the accompanying consolidated balance sheets of SciQuest, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SciQuest, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2016 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Raleigh, North Carolina

February 22, 2016

SciQuest, Inc.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	As of December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$67,893	$59,419
Short-term investments	74,612	71,493
Accounts receivable, net	12,632	12,032
Prepaid expenses and other current assets	3,253	2,666
Total current assets	158,390	145,610
Property and equipment, net	15,200	13,595
Goodwill	61,500	63,779
Intangible assets, net	18,510	23,846
Deferred commissions	6,745	6,094
Deferred tax asset, net of deferred tax liability	11,296	12,057
Other	260	234
Total assets	$271,901	$265,215

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$183	$375
Accrued liabilities	11,006	10,051
Deferred revenues	60,697	59,751
Total current liabilities	71,886	70,177
Deferred revenues, less current portion	9,479	11,350
Deferred rent, less current portion	1,949	2,027

Commitments and Contingencies

Stockholders' equity:
Common stock, $0.001 par value; 50,000 shares authorized; 27,851 and 27,574 shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	28	28
Additional paid-in capital	212,129	204,065
Accumulated other comprehensive loss	(6,055)	(3,055)
Accumulated deficit	(17,515)	(19,377)
Total stockholders' equity	188,587	181,661
Total liabilities and stockholders' equity	$271,901	$265,215

The accompanying notes are an integral part of consolidated the financial statements.

SciQuest, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

	Years Ended December 31,
	2015	2014	2013
Revenues	$105,353	$101,932	$90,231
Cost of revenues	33,567	31,497	27,411
Gross profit	71,786	70,435	62,820
Operating expenses:
Research and development	27,303	28,307	28,267
Sales and marketing	26,928	25,617	24,261
General and administrative	12,295	14,045	13,033
Amortization of intangible assets	2,753	3,154	2,382
Total operating expenses	69,279	71,123	67,943
Income (loss) from operations	2,507	(688)	(5,123)
Other income (expense), net:
Interest income	605	297	61
Other expense, net	(309)	(147)	(48)
Total other income (expense), net	296	150	13
Income (loss) before income taxes	2,803	(538)	(5,110)
Income tax (expense) benefit	(941)	469	376
Net income (loss)	$1,862	$(69)	$(4,734)
Other comprehensive loss:
Foreign currency translation adjustments	(3,000)	(1,654)	(1,286)
Comprehensive loss	$(1,138)	$(1,723)	$(6,020)
Net income (loss) per share:
Basic	$0.07	$(0.00)	$(0.20)
Diluted	$0.07	$(0.00)	$(0.20)
Weighted average shares outstanding used in computing per share amounts:
Basic	27,721	26,609	23,044
Diluted	27,889	26,609	23,044

The accompanying notes are an integral part of the consolidated financial statements.

SciQuest, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2012	22,525	$23	$81,894	$(115)	$(14,574)	$67,228
Issuance of stock in connection with stock option exercises	241	-	2,103	-	-	2,103
Issuance of stock in connection with employee stock purchase plan	57	-	843	-	-	843
Issuance of stock pursuant to vesting of restricted stock units	13	-	-	-	-	-
Issuance of stock in connection with business acquisitions	977	1	17,092	-	-	17,093
Repurchase of restricted stock	(2)	-	-	-	-	-
Stock-based compensation	-	-	6,932	-	-	6,932
Foreign currency translation adjustments	-	-	-	(1,286)	-	(1,286)
Net loss	-	-	-	-	(4,734)	(4,734)
Balance as of December 31, 2013	23,811	24	108,864	(1,401)	(19,308)	88,179
Proceeds from public offering, net of underwriting discounts and offering costs	3,450	4	87,429	-	-	87,433
Issuance of stock in connection with stock option exercises	115	-	731	-	-	731
Issuance of stock in connection with employee stock purchase plan	63	-	852	-	-	852
Issuance of stock pursuant to vesting of restricted stock units	3	-	-	-	-	-
Issuance of stock in connection with business acquisitions	132	-	-	-	-	-
Stock-based compensation	-	-	6,189	-	-	6,189
Foreign currency translation adjustments	-	-	-	(1,654)	-	(1,654)
Net loss	-	-	-	-	(69)	(69)
Balance at December 31, 2014	27,574	28	204,065	(3,055)	(19,377)	181,661
Issuance of stock in connection with stock option exercises	204	-	1,531	-	-	1,531
Issuance of stock in connection with employee stock purchase plan	64	-	745	-	-	745
Issuance of stock pursuant to vesting of restricted stock units	9	-	-	-	-	-
Stock-based compensation	-	-	5,788	-	-	5,788
Foreign currency translation adjustments	-	-	-	(3,000)	-	(3,000)
Net income	-	-	-	-	1,862	1,862
Balance at December 31, 2015	27,851	$28	$212,129	$(6,055)	$(17,515)	$188,587

The accompanying notes are an integral part of the consolidated financial statements.

SciQuest, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net income (loss)	$1,862	$(69)	$(4,734)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,827	10,851	7,963
Loss on disposal of fixed assets	-	430	-
Stock-based compensation expense	5,788	6,189	6,932
Deferred taxes	761	(598)	(443)
Changes in operating assets and liabilities:
Accounts receivable	(670)	883	2,497
Prepaid expenses and other current assets	(620)	560	(1,510)
Deferred commissions and other assets	(697)	681	290
Accounts payable	(193)	(364)	(1,214)
Accrued liabilities	989	(3,720)	4,170
Deferred revenues	(716)	532	4,067
Deferred rent	(78)	2,027	-
Net cash provided by operating activities	18,253	17,402	18,018
Cash flows from investing activities
Business acquisitions, net of cash acquired	-	-	(25,592)
Addition of capitalized software development costs	(6,180)	(5,550)	(3,654)
Purchase of property and equipment	(2,765)	(4,196)	(2,873)
Purchase of available-for-sale short-term investments	(163,449)	(122,728)	(23,525)
Maturities of available-for-sale short-term investments	160,330	66,340	38,160
Net cash used in investing activities	(12,064)	(66,134)	(17,484)
Cash flows from financing activities
Proceeds from public offering, net of underwriting discount	-	87,673	-
Public offering costs	-	(240)	-
Proceeds from exercise of common stock options	1,531	731	2,103
Proceeds from employee stock purchase plan activity	812	922	930
Net cash provided by financing activities	2,343	89,086	3,033
Effect of exchange rate changes on cash and cash equivalents	(58)	(52)	(56)
Net increase in cash and cash equivalents	8,474	40,302	3,511
Cash and cash equivalents at beginning of period	59,419	19,117	15,606
Cash and cash equivalents at end of period	$67,893	$59,419	$19,117
Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes, net	$390	$-	$-
Supplemental disclosure of non-cash investing activities:
Issuance of common stock in connection with acquisition	$-	$-	$17,093

The accompanying notes are an integral part of the consolidated financial statements.

SciQuest, Inc.

Notes to Consolidated Financial Statements

(in thousands, except per share amounts)

1. Description of Business

SciQuest, Inc. (the Company) provides leading cloud-based business automation solutions for spend management. The Company’s solutions include spend analytics solutions that cleanse and classify spend data from a wide variety of sources and formats putting data and analytics to work to drive and measure cost savings, sourcing solutions that create events, manage bids and award contracts automatically to simplify and optimize the bidding process, supplier management solutions that facilitate on-boarding, maintaining and managing supplier relationships and give visibility into which suppliers are best able to support goals, contract lifecycle management solutions that automate the complete contract lifecycle from contract authoring, automated workflow approvals to a fully searchable archive of executed contracts, procurement solutions that automate the purchasing process and drive contract compliance, inventory management solutions that facilitate finding, sourcing and tracking chemicals and research supplies, accounts payable solutions that automate the invoice processing and vendor payment processes, and a supplier network that provides a single platform for all supplier interactions. The Company’s solutions are designed to meet customer needs to reduce costs, simplify and improve visibility into key business processes, further strategic initiatives, enhance control over spending decisions and improve compliance and risk management. By simplifying and streamlining cumbersome, tedious, and often manual, processes and creating a comprehensive view of spending and compliance across the organization, organizations can identify and capitalize on opportunities to reduce costs by gaining control over suppliers, contracts, purchases and payments. The Company is headquartered in Morrisville, North Carolina.

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

Sales taxes collected from customers and remitted to government authorities are excluded from revenue.

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

Concentrations

As of December 31, 2015 and 2014, no individual customer comprised more than 10% of the accounts receivable balance. During each of the years ended December 31, 2015, 2014 and 2013, no individual customer comprised more than 10% of the Company’s revenues. During the year’s ended December 31, 2015, 2014 and 2013, approximately 88%, 87% and 89%, respectively, of the Company’s revenue was from sales transactions originating in the United States. As of December 31, 2015 and 2014, all of the Company’s long-lived assets were located in North America.

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

Short-Term Investments

Management determines the appropriate classification of investments at the time of purchase and evaluates such determination as of each balance sheet date. The Company’s investments were classified as available-for-sale securities and are stated at fair value at December 31, 2015 and 2014. Realized gains and losses are included in other income based on the specific identification method. There were no realized gains or losses for the years ended December 31, 2015, 2014 or 2013. Net unrealized gains and losses on available-for-sale securities are reported as a component of other comprehensive loss, net of tax. As of December 31, 2015 and 2014, there were no unrealized gains or losses on available-for-sale securities. The Company regularly monitors and evaluates the fair value of its investments to identify other-than-temporary declines in value. Management believes no such declines in value existed at December 31, 2015 or 2014.

Accounts Receivable

The Company assesses the need for an allowance for doubtful accounts based on estimates of probable credit losses. This assessment is based on several factors including aging of customer accounts, known customer specific risks, historical experience and existing economic conditions. The Company generally does not require collateral for receivable balances. Accounts would be charged against the allowance after all means of collection were exhausted and recovery was considered remote. Based on management’s analysis of its outstanding accounts receivable, the Company recorded an allowance of $473 and $1,100 at December 31, 2015 and 2014, respectively.

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

Goodwill

Goodwill represents the excess of the cost of an acquired entity over the net fair value of the identifiable assets acquired and liabilities assumed. Goodwill is not amortized, but rather is assessed for impairment at least annually. Additionally, the Company would also review the carrying value of goodwill whenever events or changes in circumstances indicated that its carrying amount may not be recoverable. The Company has concluded that it has one reporting unit for purposes of its annual goodwill impairment testing. To assess goodwill impairment, the first step is to identify if a potential impairment exists by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to have a potential impairment and the second step of the impairment test is not necessary. The Company performed its annual assessments on December 31, 2015 and 2014. The estimated fair value of the Company’s reporting unit exceeded its carrying amount, including goodwill, and as such, no goodwill impairment was recorded.

Long-Lived Assets

The Company evaluates the recoverability of its property and equipment and other long-lived assets, including acquired technology and customer relationships, when events change or circumstances indicate the carrying amount may not be recoverable. If such events or changes in circumstances are present, the undiscounted cash flow method is used to determine whether the asset is impaired. An impairment loss is recognized when, and to the extent, the net book value of such assets exceeds the fair value of the assets or the business to which the assets relate. Cash flows would include the estimated terminal value of the asset and exclude any interest charges. The discount rate utilized would be based on the Company’s best estimate of the related risks and return at the time the impairment assessment is made. There were no impairments losses recognized related to the Company’s long-lived assets during the years ended December 31, 2015, 2014, and 2013.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of costs, including salaries and sales commissions, of all personnel involved in the sales process. Sales and marketing expenses also include costs of advertising, trade shows, certain indirect costs and allocated fixed asset depreciation and facilities costs. Advertising costs are expensed as incurred. Advertising expenses totaled approximately $646, $883 and $678 for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Stock-based compensation costs are based on the fair value of the underlying option calculated using the Black-Scholes option-pricing model on the date of grant for stock options and a lattice model on the date of grant for performance-based restricted stock units. Determining the appropriate fair value model and related assumptions requires judgment, including estimating stock price volatility, forfeiture rates and expected term. The Company uses the historical volatility of its stock price to calculate the expected volatility. Prior to the second half of 2013, the expected volatility rates were estimated based on the actual volatility of comparable public companies over the expected term. The expected term for the years ended December 31, 2015, 2014 and 2013, represents the average time that options that vest are expected to be outstanding based on the mid-point between the vesting date and the end of the contractual term of the award. The Company has not paid dividends and does not anticipate paying a cash dividend in the foreseeable future and, accordingly, uses an expected dividend yield of zero. The risk-free interest rate is based on the rate of U.S. Treasury securities with maturities consistent with the estimated expected term of the awards.

SciQuest, Inc.

Notes to Consolidated Financial Statements

(in thousands, except per share amounts)

Foreign Currency and Operations

The reporting currency for all periods presented is the U.S. dollar. The functional currency for the Company’s foreign subsidiaries is generally their local currency. The translation of each subsidiary’s financial statements into U.S. dollars is performed for assets and liabilities using exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period. The resulting translation adjustments are recognized in accumulated other comprehensive loss, a separate component of stockholders’ equity. At December 31, 2015 and 2014, accumulated other comprehensive loss was $(6,055) and $(3,055), respectively, which is predominantly due to the intercompany balance with the Company’s Canadian subsidiary not expected to be settled in the foreseeable future and the goodwill balance on the Company’s Canadian subsidiary. Realized foreign currency transaction gains and losses are included in the other income section of the consolidated statements of operations and comprehensive loss.

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

The following summarizes the calculation of basic and diluted net income (loss) per share:

	Year Ended December 31,
	2015	2014	2013
Basic:
Net income (loss)	$1,862	$(69)	$(4,734)
Weighted average common shares, basic	27,721	26,609	23,044
Basic net income (loss) per share	$0.07	$(0.00)	$(0.20)
Diluted:
Net income (loss)	$1,862	$(69)	$(4,734)
Weighted average common shares, basic	27,721	26,609	23,044
Dilutive effect of:
Options to purchase common stock	122	-	-
Nonvested shares of restricted stock	34	-	-
Shares of employee stock purchase plan	12	-	-
Weighted average common shares, diluted	27,889	26,609	23,044
Diluted net income (loss) per share	$0.07	$(0.00)	$(0.20)

The following equity instruments have been excluded from diluted net income (loss) per common share as they would be anti-dilutive.

	Year Ended December 31,
	2015	2014	2013
Common stock options	602	373	77

For the years ended December 2014 and 2013, the Company incurred net losses and, therefore, the effect of the Company’s outstanding stock options, nonvested restricted stock and common stock issuable pursuant to the employee stock purchase plan was not included in the calculation of diluted net loss per share as the effect would be anti-dilutive. For the years ended December 31, 2014 and 2013, diluted net loss per share excluded the impact of 361 and 430 outstanding stock options, 13 and 28 nonvested shares of restricted stock, and approximately 12 and 18 shares of common stock issuable pursuant to the employee stock purchase plan, respectively.

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

Recent Accounting Pronouncements

In November 2015, the FASB issued new guidance related to balance sheet classification of deferred taxes. The new guidance requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. We early adopted this guidance during the year ended December 31, 2015. The retrospective application of this guidance decreased Current assets by $400 and increased Other assets by $400 to include the current portion of the deferred tax assets within the non-current portion of the deferred tax assets in the consolidated Balance Sheet as of December 31, 2014.

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

The following unaudited pro forma consolidated results of operations for the year ended December 31, 2013 assumes that the CombineNet acquisition occurred at the beginning of 2013. The unaudited pro forma information combines the historical results for the Company with the historical results for CombineNet for the same period. The unaudited pro forma financial information includes amortization of acquired intangible assets of $2,228 for the year ended December 31, 2013, and includes the fair value adjustment for deferred revenue of $2,366  for the year ended December 31, 2013.

SciQuest, Inc.

Notes to Consolidated Financial Statements

(in thousands, except per share amounts)

The following unaudited pro forma information is not intended to be indicative of future operating results.

Year Ended December 31,
2013
Pro forma revenue	$100,688
Pro forma net loss	$(3,536)
Pro forma net loss per share, basic	$(0.15)
Pro forma net loss per share, diluted	$(0.15)

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

The purchase price consisted of $8,000 in cash and 113 shares of the Company’s common stock at a fair value of $2,087. The purchase agreement also contained an earnout provision for up to $6,000 in cash and 85 shares of the Company’s common stock based on the successful achievement of certain performance targets and continued employment with the Company from the closing date to December 31, 2013. The performance conditions for Q4 2012 and Q1 2013 were met and the Company paid $2,400 and issued 34 shares of common stock on April 29, 2013. Additionally, the performance conditions for Q2, Q3 and Q4 2013 were met and the Company paid $3,600 on January 31, 2014 and issued 51 shares of common stock on February 3, 2014. The cash earn-out was recognized as compensation expense in the consolidated statement of operations and comprehensive loss in the period in which it was earned. The fair value of the shares under the stock earn-out was recognized as stock-based compensation expense in the consolidated statement of operations and comprehensive loss over the requisite service period of the award. During the year ended December 31, 2013, the Company recognized compensation expense of $4,800, and stock-based compensation expense of $1,252, related to this earn-out arrangement.

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

The total purchase price of $13,795 consisted of $9,256 in cash and 351 shares of the Company’s common stock at a fair value of $4,539. The issuance of 25 of these shares, with an estimated fair value of $300, was subject to successful completion of certain performance targets under an earn-out arrangement with a former shareholder of AECsoft. Additionally, 300 shares of the Company’s common stock were issuable under an earn-out arrangement with the other former shareholders of AECsoft, upon the successful achievement of performance conditions over three fiscal years, including continued employment with the Company. The performance conditions for 2012 and 2011 were met in full, and the Company issued 122 shares of common stock on March 20, 2013 and April 14, 2012, respectively. The performance conditions for 2013 were met in full, and the Company issued 81 shares of common stock on February 5, 2014. The fair value of these shares was recognized as stock-based compensation expense in the consolidated statement of operations and comprehensive loss over the requisite service period of the award. During the year ended December 31, 2013, the Company recognized stock-based compensation expense of $976, related to this earn-out arrangement.

SciQuest, Inc.

Notes to Consolidated Financial Statements

(in thousands, except per share amounts)

4. Cash Equivalents and Short-Term Investments

The components of cash equivalents and short-term investments at December 31, 2015 and 2014 are as follows:

	December 31, 2015		December 31, 2014
		Fair Market		Fair Market
	Cost	Value	Cost	Value
Cash Equivalents:
Money market accounts	$1,789	$1,789	$2,130	$2,130
Commercial paper	58,925	58,925	46,339	46,339
Short-term investments:
Variable rate demand notes	8,200	8,200	14,030	14,030
Commercial paper	66,412	66,412	57,463	57,463
Total	$135,326	$135,326	$119,962	$119,962

There were no unrealized gains or losses as of December 31, 2015 or 2014.

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

As of December 31, 2015 and 2014, the Company had cash equivalents of $60,714 and $48,469, respectively, which consist of money market accounts and commercial paper. As of December 31, 2015 and 2014, the Company had short-term investments of $74,612 and $71,493, respectively, which consist of commercial paper and variable rate demand notes that are invested in corporate and municipal bonds. These commercial paper investments have maturities between one and nine months whereas the variable rate demand notes have final maturities between 2025 and 2042, but are puttable by the Company at any time with seven days notice. These cash equivalents and short-term investments are classified within Level 1 of the fair value hierarchy since they are valued using quoted market prices. As of December 31, 2015 and 2014, the Company did not have any financial assets or liabilities with observable inputs not quoted on active markets (Level 2), or without observable market values that would require a high level of judgment to determine fair value (Level 3).

The fair value measurements of the Company’s financial assets at December 31, 2015 are as follows:

	Total	Level 1	Level 2	Level 3
Cash equivalents	$60,714	$60,714	$-	$-
Short-term investments	74,612	74,612	-	-
Total	$135,326	$135,326	$-	$-

SciQuest, Inc.

Notes to Consolidated Financial Statements

(in thousands, except per share amounts)

 The fair value measurements of the Company’s financial assets at December 31, 2014 are as follows:

	Total	Level 1	Level 2	Level 3
Cash equivalents	$48,469	$48,469	$-	$-
Short-term investments	71,493	71,493	-	-
Total	$119,962	$119,962	$-	$-

6. Property and Equipment

Property and equipment consist of the following as of December 31, 2015 and 2014:

	December 31,	December 31,
	2015	2014
Furniture and fixtures	$1,617	$1,560
Computer software and equipment	32,870	25,039
Leasehold improvements	631	624
Total costs	35,118	27,223
Less accumulated depreciation and amortization	(19,918)	(13,628)
Property and equipment, net	$15,200	$13,595

Depreciation expense related to property and equipment (excluding capitalized internal-use software) for the years ended December 31, 2015, 2014 and 2013 was $2,803, $2,685 and $2,159, respectively.

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

Computer software and equipment includes capitalized software development costs incurred during development of the Company’s cloud-based solution. The Company capitalized software development costs of $5,853 and $5,431 during the years ended December 31, 2015 and 2014, respectively. Net capitalized software development costs totaled $9,549 and $7,867 as of December 31, 2015 and 2014, respectively. Amortization expense for the years ended December 31, 2015, 2014 and 2013 related to capitalized software development costs was $4,284, $2,934 and $1,842, respectively, which is classified within cost of revenues in the accompanying consolidated statements of operations and comprehensive loss.

7. Goodwill and Other Intangible Assets

The Company acquired goodwill and certain identifiable intangible assets as part of the acquisitions in August 2013, October 2012, August 2012 and January 2011 and the going private transaction in July 2004.

The changes in the carrying amount of goodwill for the years ended December 31, 2015 and 2014 were as follows:

Balance at December 31, 2013	$65,280
Business combination adjustment	(284)
Foreign currency translation	(1,217)
Balance at December 31, 2014	63,779
Foreign currency translation	(2,279)
Balance at December 31, 2015	$61,500

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

A summary of intangible assets as of December 31, 2015 and 2014 follows:

	December 31, 2015
	Weighted Average
	Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount
Acquired technology	7.0 years	$18,997	$(13,165)	$5,832
Customer relationships	12.1 years	26,328	(14,464)	11,864
Covenant not to compete	4.2 years	376	(300)	76
Acquired trademarks	4.5 years	1,055	(747)	308
Trademarks	indefinite	430	-	430
Total		$47,186	$(28,676)	$18,510

	December 31, 2014
	Weighted Average
	Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount
Acquired technology	7.0 years	$19,578	$(11,699)	$7,879
Customer relationships	12.1 years	26,842	(12,062)	14,780
Covenant not to compete	4.2 years	380	(212)	168
Acquired trademarks	4.5 years	1,093	(504)	589
Trademarks	indefinite	430	-	430
Total		$48,323	$(24,477)	$23,846

As the functional currency of the Company’s Canadian subsidiary, where certain intangible assets are recorded, is its local currency, there are related foreign currency translation adjustments. The foreign currency is translated into U.S. dollars using the exchange rate in effect at period end, with any adjustment included in other comprehensive loss.

Amortization expense of intangible assets was $4,740, $5,232 and $3,962 for the years ended December 31, 2015, 2014 and 2013, respectively, of which $1,987, $2,078 and $1,580 is recorded in cost of revenues in the accompanying consolidated statements of operations and comprehensive loss for the years ended December 31, 2015, 2014 and 2013, respectively.

The Company estimates the following amortization expense related to its intangible assets for the years ended December 31:

2016	$3,926
2017	3,495
2018	2,912
2019	2,466
2020	1,581
Thereafter	3,700
$18,080

SciQuest, Inc.

Notes to Consolidated Financial Statements

(in thousands, except per share amounts)

8. Accrued Liabilities

Current accrued liabilities are comprised of the following as of December 31, 2015 and 2014:

	As of December 31,
	2015	2014
Accrued compensation	$7,194	$6,019
Accrued consulting and professional services	390	295
Customer deposits	62	255
Other	3,360	3,482
Total	$11,006	$10,051

9. Debt

On November 2, 2012, the Company established a $30,000 revolving credit facility which was available for use until November 2, 2015. The revolving credit facility was used for general corporate purposes. The facility consisted of a $20,000 securities secured revolving credit facility and a $10,000 receivables secured revolving credit facility. The securities secured revolving credit facility and the receivables secured revolving credit facility beared interest equal to the BBA LIBOR Daily Floating Rate plus 0.75% and the BBA LIBOR Daily Floating Rate plus 1.50%, respectively. In addition, the Company paid a quarterly fee equal to 0.10% on any unused funds under the facility. As collateral for extension of credit under the facility, the Company and a domestic subsidiary granted security interests in substantially all of their assets, and the Company pledged the stock of a domestic subsidiary and 66% of the shares of one of its foreign subsidiaries. The Company determined not to renew the revolving credit facility when it expired as we had no plans to utilize it. For the year ended December 31, 2014, the Company had $0 outstanding under the revolving credit facility.

10. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 5,000 shares of $0.001 par value preferred stock, of which 222 shares are designated as Series A redeemable preferred stock. The Company’s Board of Directors has the authority to issue up to 4,778 shares of preferred stock in one or more series and to fix the designations, rights, preferences and privileges and any qualifications, limitations or restrictions of the shares of each such series of preferred stock, including dividend rights and rates, conversion rights, voting rights, terms of redemption including price and sinking fund provisions, liquidation preferences and number of shares constituting any series or the designation of that series. As of December 31, 2015 and 2014, no shares of preferred stock were issued or outstanding.

Stock Incentive Plan

The Company’s 2013 Stock Incentive Plan (the “Plan”) allows the Company to grant common stock options, stock appreciation rights, restricted stock units, including performance-based restricted stock units, and restricted stock awards to employees, board members and others who contribute materially to the success of the Company. The Company reserved 3,500 shares of its common stock for issuance under the Plan. Additionally, per the terms of the Plan, shares of common stock previously reserved for issuance under the 2004 Stock Incentive Plan (the “Prior Plan”) as well as shares reserved for outstanding awards under the Prior Plan for which the awards are canceled, forfeited, repurchased or otherwise result in common stock not being issued will be added to the number of shares available for issuance under the Plan. Restricted stock units, including performance-based restricted stock units, and restricted stock awards that are granted shall count towards the total number of shares reserved for issuance under the Plan as 1.65 shares. As of December 31, 2015, 2,541 shares of common stock were available for issuance under the Plan.

SciQuest, Inc.

Notes to Consolidated Financial Statements

(in thousands, except per share amounts)

The following table summarizes the number of shares outstanding and the number of shares available for future grant under the stock incentive plan at December 31, 2015:

December 31, 2015
Number of shares reserved under the 2013 Plan	3,500
Number of shares remaining for future grants transferred from Prior Plan	1,070
Number of stock options outstanding under the 2013 Plan	(1,503)
Weighted average exercise price under the 2013 Plan	$17.49
Weighted average term (in years)	8.9
Number of restricted stock units issued under the 2013 Plan	(526)
Number of shares remaining for future grants
SciQuest, Inc. 2013 Stock Incentive Plan	2,541

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

Restricted Stock Units and Performance-Based Restricted Stock Units

The Company issues restricted stock units and performance-based restricted stock units to certain employees and non-employee directors. Restricted stock units differ from restricted stock awards in that restricted stock units represent the right to receive shares of common stock once such shares are vested and issuable in accordance with the terms of the restricted stock units. Once issued, such shares are not subject to further restrictions. Performance-based restricted stock units differ from restricted stock units in that the number of shares of common stock issuable under performance-based restricted stock units is variable based on over- or under- performance of the Company’s stock price over a specified period of time. Stock-based compensation expense related to these restricted stock units and performance-based restricted stock units is recognized in the consolidated statements of operations and comprehensive loss based on the fair value of these awards. For restricted stock units, the fair value of the awards is the grant date market value of the Company’s common stock. For performance-based restricted stock units, the fair value of the awards is estimated using a lattice model with a volatility assumption based on the vesting period of the awards. Stock-based compensation expense of $1,307, $701, and $500 was recorded during the years ended December 31, 2015, 2014, and 2013, respectively, in connection with these awards. The total unrecognized compensation cost related to these awards is approximately $3,133 at December 31, 2015. This amount is expected to be recognized over a weighted-average period of 2.6 years.

The following summarizes the activity of restricted stock units for the years ended December 31, 2015, 2014 and 2013:

		Weighted-
	Number of	Average Grant
	Shares	Date Fair Value
Nonvested as of December 31, 2012	28	15.67
Issued	53	$17.87
Vested	(28)	15.67
Forfeited	(4)	16.30
Nonvested as of December 31, 2013	49	18.02
Issued	58	24.71
Vested	(21)	20.24
Forfeited	(3)	16.30
Nonvested as of December 31, 2014	83	22.20
Issued	305	13.88
Vested	(35)	22.49
Forfeited	(49)	16.04
Nonvested as of December 31, 2015	304	$14.80

SciQuest, Inc.

Notes to Consolidated Financial Statements

(in thousands, except per share amounts)

Additionally, the Company previously issued restricted shares of its common stock to certain employees under the Prior Plan.

These awards are recognized in the consolidated statements of operations and comprehensive loss based on their fair values. Stock-based compensation expense of $41 was recorded during the year ended December 31, 2013, in connection with these restricted stock awards. As of December 31, 2013, these awards were fully vested.

Stock Options

The Company also issues common stock options. The following summarizes stock option activity for the year ended December 31, 2015:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic Value
	Options	Exercise Price	Term (In Years)	as of
Balance outstanding as of December 31, 2014	2,220	$17.56	7.5	$2,389
Options granted	981	12.79
Options exercised	(204)	7.53
Options cancelled	(438)	19.19
Balance outstanding as of December 31, 2015	2,559	$16.26	7.6	$1,945
Vested and expected to vest at December 31, 2015	2,311	$16.31	7.4	$1,804
Exercisable as of December 31, 2015	1,318	$16.68	6.2	$710

The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying awards and the estimated fair value of the Company’s common stock at December 31, 2015 multiplied by the number of shares that would have been received by the option holders had all option holders exercised their options on December 31, 2015. The aggregate intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013 was $1,615, $1,465 and $3,295, respectively.

The total unrecognized compensation cost related to outstanding stock options is $8,464 at December 31, 2015. This amount is expected to be recognized over a weighted-average period of 2.7 years.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2015:

	Options Outstanding at December 31, 2015			Options Exercisable at December 31, 2015
		Weighted-
		Average
		Remaining	Weighted-		Weighted-
		Contractual Term	Average		Average
Range of Exercise Price	Number	(In Years)	Exercise Price	Number	Exercise Price
$0.10 - $1.90	6	1.3	$0.33	6	$0.33
$2.04 - $8.18	82	4.0	5.89	82	5.89
$9.95 - $15.02	1,249	7.6	12.69	610	14.07
$15.03 - $23.25	661	7.8	16.62	325	16.82
$23.78 - $29.14	561	7.8	25.47	295	25.28
Total	2,559	7.6	$16.26	1,318	$16.68

SciQuest, Inc.

Notes to Consolidated Financial Statements

(in thousands, except per share amounts)

The fair value of common stock options for employees is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:

	2015	2014	2013
Estimated dividend yield	0%	0%	0%
Expected stock price volatility	44.53 - 46.30%	46.05 - 46.83%	46.42 - 55.00%
Weighted-average risk-free interest rate	1.36 - 1.89%	1.61 - 2.01%	0.94 - 1.98%
Expected life of options (in years)	6.25	6.25	6.25

Stock-based compensation expense of $4,194, $5,195 and $3,890 was recorded during the years ended December 31, 2015, 2014 and 2013, respectively, related to the Company’s outstanding stock options. The weighted average grant date fair value per share for stock options granted in 2015, 2014 and 2013 was $5.83, $11.57 and $10.34, respectively. The aggregate fair value of stock options that vested during the years ended December 31, 2015, 2014 and 2013 was $4,191, $5,422 and $3,481, respectively.

As discussed in Note 3, the Company recognized stock-based compensation expense of $1,252 in the accompanying consolidated statement of operations and comprehensive loss for the year ended December 31, 2013, related to the earn-out arrangement associated with the Spend Radar acquisition. In addition, the Company recognized stock-based compensation expense of $976 in the accompanying consolidated statements of operations and comprehensive loss for the year ended December 31, 2013, related to the earn-out arrangement with certain former shareholders of AECsoft.

Employee Stock Purchase Plan

The Company adopted an Employee Stock Purchase Plan (the “Purchase Plan”) effective June 1, 2012. Eligible employees can contribute up to 10% of their gross earnings for each pay period, up to a maximum of $25 for any calendar year. The initial offering period that commenced on June 1, 2012 was a period of 12 months, and thereafter six month offering periods begin on December 1 and June 1 of each year. During the offering period eligible employees may elect to purchase shares of the Company’s common stock according to the terms of the offering. The per share purchase price is equal to the lessor of 85% of the fair market value of the Company’s common stock on the offering date or 85% of the fair market value of the Company’s common stock on the purchase date. As of December 31, 2015, 817 shares of common stock were available for issuance to participating employees under the Purchase Plan. During the years ended December 31, 2015, 2014 and 2013, the Company recognized stock-based compensation expense of $287, $293 and $273, respectively, related to the Purchase Plan.

The fair value of stock purchase rights granted under the Purchase Plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:

	2015	2014	2013
Estimated dividend yield	0%	0%	0%
Expected stock price volatility	47.20%	47.20%	46.69 - 52.22%
Weighted-average risk-free interest rate	0.07 - 0.08%	0.06 - 0.08%	0.07 - 0.11%
Expected life of options (in years)	0.5	0.5	0.5

11. Income Taxes

The following are the components of income (loss) before income taxes:

	2015	2014	2013
Domestic	$2,803	$(538)	$(5,110)
Total	$2,803	$(538)	$(5,110)

SciQuest, Inc.

Notes to Consolidated Financial Statements

(in thousands, except per share amounts)

The provision for (benefit from) income taxes in the accompanying consolidated statements of operations and comprehensive loss for the years ended December 31, 2015, 2014 and 2013 consisted of the following:

	2015	2014	2013
Current
Federal	$105	$53	$14
State	74	73	45
	179	126	59
Deferred
Federal	261	(1,106)	(1,825)
State	501	511	1,390
	762	(595)	(435)
Income tax expense (benefit)	$941	$(469)	$(376)

A reconciliation of the statutory income tax rate to the effective income tax rate is as follows:

	Year Ended December 31,
	2015	2014	2013
US federal statutory rate	34%	34%	34%
State taxes (net of federal benefit)	4	8	3
Stock compensation expense	(2)	(25)	(7)
Nondeductible meals and entertainment	2	(10)	(1)
Research and development tax credits	(22)	99	10
Change in valuation allowance	5	(36)	(12)
Change in state effective tax rate	10	(4)	(19)
Provision to return adjustments	6	20	-
Acquisition costs	-	-	(1)
Other	(3)	1	-
Effective tax rate	34%	87%	7%

In 2015 and 2014, certain state net operating loss carryforwards were reevaluated based on current activity and it was determined that an additional valuation allowance was required, resulting in tax expense of $154 and $621, respectively.

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

SciQuest, Inc.

Notes to Consolidated Financial Statements

(in thousands, except per share amounts)

The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset at December 31, 2015 and 2014 are as follows:

	2015	2014
Deferred tax asset:
Compensation accruals	$1,801	$1,309
Other accruals	228	476
Net operating loss carryforwards	74,992	77,840
Foreign loss carryforward	9,055	3,645
Research and development tax credits	3,475	2,859
Deferred revenues	3,437	4,167
Stock compensation	5,610	4,157
Capitalized earn-out payments	2,494	2,723
Other credits	511	491
Other	395	606
Gross deferred tax asset	101,998	98,273
Less: valuation allowance for deferred tax asset	(80,983)	(76,175)
Total deferred tax asset	21,015	22,098
Deferred tax liability:
Depreciation and amortization	919	929
Trade names	156	158
Capitalized software costs	3,468	2,865
Identifiable intangibles	5,176	6,089
Total deferred tax liability	9,719	10,041
Net deferred tax asset	$11,296	$12,057

As of December 31, 2015, the Company has federal and state net operating loss carryforwards of approximately $207,497 and $122,506, respectively, which will begin to expire in 2018 for federal tax purposes and began to expire in 2009 for state tax purposes. Furthermore, the Company has approximately $511 of alternative minimum tax credit carryforwards and $3,475 of net research and development credit carryforwards. The research and development credits remaining will begin to expire in 2018. The Tax Reform Act of 1986 contains provisions that limit the ability of companies to utilize net operating loss carryforwards and tax credit carryovers in the case of certain events including significant changes in ownership. These limitations may significantly impact the amount of net operating loss and tax credit carryovers available to offset future taxable income. As of December 31, 2015, the Company believes that federal and state net operating loss carryforwards in the amounts of $8,890 and $28,336, respectively, will be available for future utilization to the extent of future income. The Company has provided a valuation allowance for the remaining federal and state losses of $198,607 and $94,170, respectively, due to uncertainty regarding the Company’s ability to fully realize these assets. Additionally, the Company has a valuation allowance for its foreign net operating loss carryforwards.

At December 31, 2015 and 2014, unrecognized tax benefits of $1,346 and $1,014, respectively, net of federal tax benefits, would have increased the Company’s deferred tax assets. This amount, if recognized, would impact the effective tax rate. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

The following is a tabular reconciliation of the Company’s change in uncertain tax positions:

	2015	2014	2013
Beginning Balance	$1,014	$1,024	$515
Increases related to current year tax position	377	288	326
(Decreases) increases related to prior year tax positions	(45)	(298)	183
Ending balance	$1,346	$1,014	$1,024

As of December 31, 2015 and 2014, the Company did not have any accrued interest or penalties associated with any unrecognized tax positions, and there were no such interest or penalties recognized during the years ended December 31, 2015, 2014 or 2013. The Company’s open tax years that are subject to federal examination are 2012 through 2014. All prior years with applicable net operating losses will remain open to the extent of the amount of the net operating loss. The Company provides for U.S. income

SciQuest, Inc.

Notes to Consolidated Financial Statements

(in thousands, except per share amounts)

taxes on earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered indefinitely reinvested outside the United States. As of December 31, 2015, U.S. income taxes were not provided for any undistributed earnings for non-U.S. subsidiaries, as the Company currently intends to reinvest any earnings from foreign operations indefinitely.

12. Commitments and Contingencies

Operating Leases

The Company leases office space under non-cancelable operating leases. The Company did not have any capital lease obligations as of December 31, 2015 or 2014. The Company is committed to a lease agreement for office space for its headquarters through July 2024. On July 29, 2014, the Company entered into a lease assignment, pursuant to which the Company assigned all of its right, title and interest in the Company’s office lease at its former headquarters. The assignment required the Company to pay an amount equal to $20 as an estimate of additional rental adjustments that are expected to be payable under the lease, and a lump sum payment to the landlord in the amount of $685 as a partial prepayment of rental payments owed under the lease for the remaining lease term. These costs, adjusted for the existing deferred rent balance of $468, are included in general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss for the year ended December 31, 2014. In addition, in connection with the negotiation of the lease assignment, the Company incurred broker’s fees of $141, which are included in general and administrative expense for the year ended December 31, 2014. As discussed in Note 6, certain fixed assets were transferred in accordance with the lease assignment. The Company recognized a loss of $430 in the accompanying consolidated statements of operations and comprehensive loss for the year ended December 31, 2014 related to the disposal of these assets. The Company is also committed to leases through May 2016, June 2016, July 2018, March 2019, and June 2021. Future minimum lease payments required under leases in effect as of December 31, 2015 are as follows:

Operating Leases
2016	$2,422
2017	2,239
2018	2,227
2019	2,099
2020	2,122
Thereafter	7,547
Total future minimum lease payments	$18,656

Rent expense is calculated on a straight-line basis over the term of the lease. Rent expense recognized under operating leases totaled approximately $3,202, $3,190 and $2,378 for the years ended December 31, 2015, 2014 and 2013, respectively.

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

SciQuest, Inc.

Notes to Consolidated Financial Statements

(in thousands, except per share amounts)

13. Employee Benefit Plan

The Company offers various defined contribution plans covering eligible employees in the United States and foreign locations. The total expense associated with the contribution plans during the years ended December 31, 2015, 2014 and 2013, was $1,042, $978 and $892, respectively.

14. Quarterly Results of Operations (unaudited)

The following is a summary of the Company’s quarterly results of operations for the years ended December 31, 2015 and 2014:

	March 31,	June 30,	September 30,	December 31,
	2015	2015	2015	2015
Revenues	$25,941	$26,501	$26,256	$26,655
Gross profit	17,613	17,799	17,847	18,527
Net (loss) income	(289)	382	252	1,517

Net (loss) income per share:
Basic	$(0.01)	$0.01	$0.01	$0.05
Diluted	$(0.01)	$0.01	$0.01	$0.05

	March 31,	June 30,	September 30,	December 31,
	2014	2014	2014	2014
Revenues	$25,407	$25,287	$25,670	$25,568
Gross profit	17,737	17,411	17,816	17,471
Net income (loss)	66	(73)	(430)	368

Net income (loss) per share:
Basic	$0.00	$(0.00)	$(0.02)	$0.01
Diluted	$0.00	$(0.00)	$(0.02)	$0.01