Form 10-Q
period 2016-03-31
SCIQUEST INC
filed 2016-05-06
CIK 1082526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 30, 2016, 27,808,603 shares of the registrant’s outstanding common stock, $0.001 par value per share, were outstanding.

SCIQUEST, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2016

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

SciQuest, Inc.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	As of	As of
	March 31	December 31
	2016	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$54,768	$67,893
Short-term investments	81,553	74,612
Accounts receivable, net	10,126	12,632
Prepaid expenses and other current assets	3,258	3,253
Total current assets	149,705	158,390
Property and equipment, net	15,045	15,200
Goodwill	62,324	61,500
Intangible assets, net	17,560	18,510
Deferred commissions	6,462	6,745
Deferred tax asset, net of deferred tax liability	11,364	11,296
Other	262	260
Total assets	$262,722	$271,901

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$251	$183
Accrued liabilities	7,529	11,006
Deferred revenues	53,293	60,697
Total current liabilities	61,073	71,886
Deferred revenues, less current portion	7,972	9,479
Deferred rent, less current portion	1,929	1,949

Commitments and Contingencies

Stockholders' equity:
Common stock, $0.001 par value; 50,000 shares authorized; 27,808 and 27,851 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	28	28
Additional paid-in capital	213,774	212,129
Accumulated other comprehensive loss	(5,010)	(6,055)
Accumulated deficit	(16,457)	(17,515)
Treasury stock, at cost, 45 shares as of March 31, 2016	(587)	-
Total stockholders' equity	191,748	188,587
Total liabilities and stockholders' equity	$262,722	$271,901

The accompanying notes are an integral part of the consolidated financial statements.

SciQuest, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2016	2015
	(unaudited)

Revenues	$26,895	$25,941
Cost of revenues	8,443	8,328
Gross profit	18,452	17,613
Operating expenses:
Research and development	7,061	7,072
Sales and marketing	6,817	7,006
General and administrative	3,033	3,349
Amortization of intangible assets	615	735
Total operating expenses	17,526	18,162
Income (loss) from operations	926	(549)
Other income (expense):
Interest income	281	150
Other expense, net	-	(188)
Total other income (expense), net	281	(38)
Income (loss) before income taxes	1,207	(587)
Income tax (expense) benefit	(149)	298
Net income (loss)	$1,058	$(289)

Other comprehensive income (loss):
Foreign currency translation adjustments	1,045	(1,643)
Comprehensive income (loss)	$2,103	$(1,932)

Net income (loss) per share:
Basic	$0.04	$(0.01)
Diluted	$0.04	$(0.01)
Weighted average shares outstanding used in computing per share amounts:
Basic	27,847	27,584
Diluted	27,998	27,584

The accompanying notes are an integral part of the consolidated financial statements.

SciQuest, Inc.

Consolidated Statement of Stockholders’ Equity

(unaudited)

(in thousands)

			Additional	Accumulated Other			Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Stock	Equity
Balance at December 31, 2015	27,851	$28	$212,129	$(6,055)	$(17,515)	$-	$188,587
Issuance of stock in connection with stock option exercises	2	-	2	-	-	-	2
Purchase of treasury stock	(45)	-	-	-	-	(587)	(587)
Stock-based compensation	-	-	1,643	-	-	-	1,643
Foreign currency translation adjustments	-	-	-	1,045	-	-	1,045
Net income	-	-	-	-	1,058	-	1,058
Balance at March 31, 2016	27,808	$28	$213,774	$(5,010)	$(16,457)	$(587)	$191,748

The accompanying notes are an integral part of the consolidated financial statements.

SciQuest, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	March 31,
	2016	2015
	(unaudited)
Cash flows from operating activities
Net income (loss)	$1,058	$(289)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,144	2,889
Loss on disposal of fixed assets	4	-
Stock-based compensation expense	1,643	1,469
Deferred taxes	(68)	(298)
Changes in operating assets and liabilities:
Accounts receivable	2,518	3,274
Prepaid expenses and other current assets	16	(181)
Deferred commissions and other assets	281	216
Accounts payable	68	(143)
Accrued liabilities	(3,745)	(3,076)
Deferred revenues	(8,961)	(5,561)
Deferred rent	(20)	(32)
Net cash used in operating activities	(4,062)	(1,732)
Cash flows from investing activities
Addition of capitalized software development costs	(1,427)	(1,483)
Purchase of property and equipment	(395)	(736)
Purchase of available-for-sale short-term investments	(73,941)	(32,478)
Maturities of available-for-sale short-term investments	67,000	32,500
Net cash used in investing activities	(8,763)	(2,197)
Cash flows from financing activities
Proceeds from exercise of common stock options	2	71
Purchase of treasury stock	(587)	-
Proceeds from employee stock purchase plan activity	239	272
Net cash (used in) provided by financing activities	(346)	343
Effect of exchange rate changes on cash and cash equivalents	46	23
Net decrease in cash and cash equivalents	(13,125)	(3,563)
Cash and cash equivalents at beginning of period	67,893	59,419
Cash and cash equivalents at end of period	$54,768	$55,856

The accompanying notes are an integral part of the consolidated financial statements.

1. Description of Business

SciQuest, Inc. (the Company) provides leading cloud-based business automation solutions for spend management. The Company’s solutions include: spend analytics solutions that cleanse and classify spend data from a wide variety of sources and formats putting data and analytics to work to drive and measure cost savings; sourcing solutions that create events, manage bids and award contracts automatically to simplify and optimize the bidding process; supplier management solutions that facilitate on-boarding, maintaining and managing supplier relationships and give visibility into which suppliers are best able to support goals; contract lifecycle management solutions that automate the complete contract lifecycle from contract authoring, automated workflow approvals to a fully searchable archive of executed contracts; procurement solutions that automate the purchasing process and drive contract compliance; inventory management solutions that facilitate finding, sourcing and tracking chemicals and research initiatives, enhance control over spending decisions and improve compliance and risk management. By simplifying and streamlining cumbersome, tedious, and often manual, processes and creating a comprehensive view of spending and compliance across the organization, organizations can identify and capitalize on opportunities to reduce costs by gaining control over suppliers, contracts, purchases and payments. The Company is headquartered in Morrisville, North Carolina.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the fiscal year or any future period. The balance sheet at December 31, 2015 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission on February 22, 2016.

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

Short-Term Investments

Management determines the appropriate classification of investments at the time of purchase and evaluates such determination as of each balance sheet date. The Company’s investments were classified as available-for-sale securities and are stated at fair value at March 31, 2016 and December 31, 2015. Realized gains and losses are included in other income (expense) based on the specific identification method. There were no realized gains or losses for the three months ended March 31, 2016 or 2015. Net unrealized gains and losses on available-for-sale securities are reported as a component of other comprehensive loss, net of tax. As of March 31, 2016 and December 31, 2015, there were no unrealized gains or losses on available-for-sale securities. The Company regularly monitors and evaluates the fair value of its investments to identify other-than-temporary declines in value. Management believes no such declines in value existed at March 31, 2016 or December 31, 2015.

Accounts Receivable

The Company assesses the need for an allowance for doubtful accounts based on estimates of probable credit losses. This assessment is based on several factors including aging of customer accounts, known customer specific risks, historical experience and existing economic conditions. The Company generally does not require collateral for receivable balances. Accounts would be charged against the allowance after all means of collection were exhausted and recovery was considered remote. Based on management’s analysis of its outstanding accounts receivable, the Company recorded an allowance of $197 and $473 at March 31, 2016 and December 31, 2015, respectively.

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

Goodwill

Goodwill represents the excess of the cost of an acquired entity over the net fair value of the identifiable assets acquired and liabilities assumed. Goodwill is not amortized, but rather is assessed for impairment at least annually. Additionally, the Company would also review the carrying value of goodwill whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The Company has concluded that it has one reporting unit for purposes of its annual goodwill impairment testing. To assess goodwill impairment, the first step is to identify if a potential impairment exists by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to have a potential impairment and the second step of the impairment test is not necessary. The results of our most recent annual assessment did not indicate any impairment of goodwill, and as such, the second step of the impairment test was not required. Additionally, we do not believe there have been any triggering events that would result in potential impairment of goodwill as of March 31, 2016.

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

Stock-based compensation costs are based on the fair value of the underlying option calculated using the Black-Scholes option-pricing model on the date of grant for stock options and a lattice model on the date of grant for performance-based restricted stock units. Determining the appropriate fair value model and related assumptions requires judgment, including estimating stock price volatility, forfeiture rates and expected term. The Company uses the historical volatility of its stock price to calculate the expected volatility. The expected term for the three months ended March 31, 2016 and 2015, represents the average time that options that vest are expected to be outstanding based on the mid-point between the vesting date and the end of the contractual term of the award. The Company has not paid dividends and does not anticipate paying a cash dividend in the foreseeable future and, accordingly, uses an expected dividend yield of zero. The risk-free interest rate is based on the rate of U.S. Treasury securities with maturities consistent with the estimated expected term of the awards.

Foreign Currency and Operations

The reporting currency for all periods presented is the U.S. dollar. The functional currency for the Company’s foreign subsidiaries is generally their local currency. The translation of each subsidiary’s financial statements into U.S. dollars is performed for assets and liabilities using exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period. The resulting translation adjustments are recognized in accumulated other comprehensive loss, a separate component of stockholders’ equity. At March 31, 2016 and December 31, 2015, accumulated other comprehensive loss was ($5,010) and ($6,055), respectively, which is predominantly due to the intercompany balance with the Company’s Canadian subsidiary not expected to be settled in the foreseeable future and the goodwill balance on the Company’s Canadian subsidiary. Realized foreign currency transaction gains and losses are included in other income (expense) in the consolidated statements of operations and comprehensive income (loss).

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

The following summarizes the calculation of basic and diluted net income (loss) per share:

	Three Months Ended
	March 31,
	2016	2015
Basic:
Net income (loss)	$1,058	$(289)
Weighted average common shares, basic	27,847	27,584
Basic net income (loss) per share	$0.04	$(0.01)
Diluted:
Net income (loss)	$1,058	$(289)
Weighted average common shares, basic	27,847	27,584
Dilutive effect of:
Options to purchase common stock	53	-
Nonvested shares of restricted stock	98	-
Shares of employee stock purchase plan	-	-
Weighted average common shares, diluted	27,998	27,584
Diluted net income (loss) per share	$0.04	$(0.01)

The following equity instruments have been excluded from diluted net income (loss) per common share as they would be anti-dilutive.

	Three Months Ended
	March 31,
	2016	2015
Common stock options	600	546

For the three months ended March 31, 2015, the Company incurred net losses and, therefore, the effect of the Company’s outstanding stock options, nonvested restricted stock and common stock issuable pursuant to the employee stock purchase plan was not included in the calculation of diluted net loss per share as the effect would be anti-dilutive. For the three months ended March 31, 2015, diluted net loss per share excluded the impact of 287 outstanding stock options, 21 nonvested shares of restricted stock, and 1 share of common stock issuable pursuant to the employee stock purchase plan.

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

Recent Accounting Pronouncements

In March 2016, the FASB issued new accounting guidance that changes the accounting for certain aspects of share-based payments to employees. The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The guidance is effective for the annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. We are currently evaluating the impact of this guidance on our financial statements and the timing of adoption.

In February 2016, the FASB issued new accounting guidance on leases to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. The new guidance requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. The new standard is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted. The Company is currently in the process of evaluating the impact this standard will have on its consolidated financial statements and the timing of adoption.

In November 2015, the FASB issued new accounting guidance related to balance sheet classification of deferred taxes. The new guidance requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. We early adopted this guidance during the year ended December 31, 2015.

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

In May 2014, the FASB issued new accounting guidance on revenue recognition, which provides for a single five-step model to be applied to all revenue contracts with customers. The new standard also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. The new standard was originally effective for fiscal years and interim periods within those years beginning after December 15, 2016 and early adoption was not permitted. In August 2015, the FASB approved a one year delay of the effective date to reporting periods beginning after December 15, 2017, while permitting companies to voluntarily adopt the new standard as of the original effective date. In March 2016, the FASB issued final amendments to clarify the implementation guidance for principal versus agent considerations, identifying performance obligations and the accounting for licenses of intellectual property. The Company will adopt this standard in the first quarter of 2018. The Company is currently evaluating the impact that the implementation of this standard will have on its financial statements and has not yet selected a transition approach.

3. Cash Equivalents and Short-Term Investments

The components of cash equivalents and short-term investments at March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016		December 31, 2015
		Fair Market		Fair Market
	Cost	Value	Cost	Value
Cash Equivalents:
Money market accounts	$6,022	$6,022	$1,789	$1,789
Commercial paper	39,932	39,932	58,925	58,925
Short-term investments:
Variable rate demand notes	8,200	8,200	8,200	8,200
Commercial paper	73,353	73,353	66,412	66,412
Total	$127,507	$127,507	$135,326	$135,326

There were no unrealized gains or losses as of March 31, 2016 or December 31, 2015.

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

As of March 31, 2016 and December 31, 2015, the Company had cash equivalents of $45,954 and $60,714, respectively, which consist of money market accounts and commercial paper. As of March 31, 2016 and December 31, 2015, the Company had short-term investments of $81,553 and $74,612, respectively, which consist of commercial paper and variable rate demand notes that are invested in corporate and municipal bonds. The variable rate demand notes have final maturities between 2025 and 2042, but are puttable by the Company at any time with seven days notice. These cash equivalents and short-term investments are classified within Level 1 of the fair value hierarchy since they are valued using quoted market prices. As of March 31, 2016 and December 31, 2015, the Company did not have any financial assets or liabilities with observable inputs not quoted on active markets (Level 2), or without observable market values that would require a high level of judgment to determine fair value (Level 3).

The fair value measurements of the Company’s financial assets at March 31, 2016 are as follows:

	Total	Level 1	Level 2	Level 3
Cash equivalents	$45,954	$45,954	$-	$-
Short-term investments	81,553	81,553	-	-
Total	$127,507	$127,507	$-	$-

The fair value measurements of the Company’s financial assets at December 31, 2015 are as follows:

	Total	Level 1	Level 2	Level 3
Cash equivalents	$60,714	$60,714	$-	$-
Short-term investments	74,612	74,612	-	-
Total	$135,326	$135,326	$-	$-

5. Property and Equipment

Property and equipment consist of the following as of March 31, 2016 and December 31, 2015:

	March 31,	December 31,
	2016	2015
Furniture and fixtures	$1,631	$1,617
Computer software and equipment	34,776	32,870
Leasehold improvements	707	631
Total costs	37,114	35,118
Less accumulated depreciation and amortization	(22,069)	(19,918)
Property and equipment, net	$15,045	$15,200

Depreciation expense related to property and equipment (excluding capitalized internal-use software) was $739 and $740 for the three months ended March 31, 2016 and 2015, respectively.

Computer software and equipment includes capitalized software development costs incurred during development of the Company’s cloud-based solution. The Company capitalized software development costs of $1,551 and $1,303, inclusive of foreign currency translation, during the three months ended March 31, 2016 and 2015, respectively. Net capitalized software development costs totaled $9,736 and $9,549 at March 31, 2016 and December 31, 2015, respectively. Amortization expense for the three months ended March 31, 2016 and 2015 related to capitalized software development costs was $1,293 and $917, respectively, which is classified within cost of revenues in the accompanying consolidated statements of operations and comprehensive income (loss).

6. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2016 were as follows:

Balance at December 31, 2015	$61,500
Foreign currency translation	824
Balance at March 31, 2016	$62,324

As the functional currency of the Company’s Canadian subsidiary, where certain of the Company’s goodwill is recorded, is its local currency, there are related foreign currency translation adjustments. The foreign currency is translated into U.S. dollars using the exchange rate in effect at period end, with any adjustment included in other comprehensive loss.

A summary of intangible assets at March 31, 2016 and December 31, 2015 follows:

	March 31, 2016
	Weighted Average
	Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount
Acquired technology	7.0 years	$19,207	$(13,716)	$5,491
Customer relationships	12.1 years	26,514	(15,184)	11,330
Covenant not to compete	4.2 years	377	(313)	64
Acquired trademarks	4.5 years	1,069	(824)	245
Trademarks	indefinite	430	-	430
Total		$47,597	$(30,037)	$17,560

	December 31, 2015
	Weighted Average
	Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount
Acquired technology	7.0 years	$18,997	$(13,165)	$5,832
Customer relationships	12.1 years	26,328	(14,464)	11,864
Covenant not to compete	4.2 years	376	(300)	76
Acquired trademarks	4.5 years	1,055	(747)	308
Trademarks	indefinite	430	-	430
Total		$47,186	$(28,676)	$18,510

As the functional currency of the Company’s Canadian subsidiary, where certain intangible assets are recorded, is its local currency, there are related foreign currency translation adjustments. The foreign currency is translated into U.S. dollars using the exchange rate in effect at period end, with any adjustment included in other comprehensive loss.

Amortization expense of intangible assets was $1,112 and $1,232 for the three months ended March 31, 2016 and 2015, respectively, of which $497 and $497 is recorded in cost of revenues in the accompanying consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2016 and 2015, respectively.

The Company estimates the following amortization expense related to its intangible assets for the years ended December 31:

2016 (remaining nine months)	$2,930
2017	3,511
2018	2,927
2019	2,476
2020	1,584
Thereafter	3,702
$17,130

7. Debt

On November 2, 2012, the Company established a $30,000 revolving credit facility which expired on November 2, 2015. The revolving credit facility was for general corporate purposes. The facility consisted of a $20,000 securities secured revolving credit facility and a $10,000 receivables secured revolving credit facility. The securities secured revolving credit facility and the receivables secured revolving credit facility beared interest equal to the BBA LIBOR Daily Floating Rate plus 0.75% and the BBA LIBOR Daily Floating Rate plus 1.50%, respectively. In addition, the Company paid a quarterly fee equal to 0.10% on any unused funds under the facility. As collateral for extension of credit under the facility, the Company and a domestic subsidiary granted security interests in substantially all of their assets, and the Company pledged the stock of a domestic subsidiary and 66% of the shares of one of its foreign subsidiaries.

8. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 5,000 shares of $0.001 par value preferred stock, of which 222 shares are designated as Series A redeemable preferred stock. The Company’s Board of Directors has the authority to issue up to 4,778 shares of preferred stock in one or more series and to fix the designations, rights, preferences and privileges and any qualifications, limitations or restrictions of the shares of each such series of preferred stock, including dividend rights and rates, conversion rights, voting rights, terms of redemption including price and sinking fund provisions, liquidation preferences and number of shares constituting any series or the designation of that series. As of March 31, 2016 and December 31, 2015, no shares of preferred stock were issued or outstanding.

Stock Incentive Plan

The Company’s 2013 Stock Incentive Plan (the “Plan”) allows the Company to grant common stock options, stock appreciation rights, restricted stock units, including performance-based restricted stock units, and restricted stock awards to employees, board members and others who contribute materially to the success of the Company. The Company reserved 3,500 shares of its common stock for issuance under the Plan. Additionally, per the terms of the Plan, shares of common stock previously reserved for issuance under the 2004 Stock Incentive Plan (the “Prior Plan”) as well as shares reserved for outstanding awards under the Prior Plan for which the awards are canceled, forfeited, repurchased or otherwise result in common stock not being issued will be added to the number of shares available for issuance under the Plan. Restricted stock units, including performance-based restricted stock units, and restricted stock awards that are granted shall count towards the total number of shares reserved for issuance under the Plan as 1.65 shares. As of March 31, 2016, 2,030 shares of common stock were available for issuance under the Plan.

The following table summarizes the number of shares outstanding and the number of shares available for future grant under the stock incentive plan at March 31, 2016:

	March 31, 2016
Number of shares reserved under the 2013 Plan		3,500
Number of shares remaining for future grants transferred from Prior Plan		1,109
Number of stock options outstanding under the 2013 Plan		(1,482)
Weighted average exercise price under the 2013 Plan	$17.49
Weighted average term (in years)	8.6
Number of restricted stock units issued under the 2013 Plan		(1,097)
Number of shares remaining for future grants under the 2013 Plan		2,030

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

Restricted Stock Units and Performance-Based Restricted Stock Units

The Company issues restricted stock units and performance-based restricted stock units to certain employees and non-employee directors. Restricted stock units represent the right to receive shares of common stock once such shares are vested and issuable in accordance with the terms of the restricted stock units. Once issued, such shares are not subject to further restrictions. Performance-based restricted stock units differ from restricted stock units in that the number of shares of common stock issuable under performance-based restricted stock units is variable based on over- or under- performance of the Company’s stock price over a specified period of time. Stock-based compensation expense related to these restricted stock units and performance-based restricted stock units is recognized in the consolidated statements of operations and comprehensive income (loss) based on the fair value of these awards. For restricted stock units, the fair value of the awards is the grant date market value of the Company’s common stock. For performance-based restricted stock units, the fair value of the awards is estimated using a lattice model with a volatility assumption based on the vesting period of the awards. Stock-based compensation expense of $551 and $254 was recorded during the three months ended March 31, 2016 and 2015, respectively, in connection with these awards. The total unrecognized compensation cost related to these awards is approximately $5,344 at March 31, 2016. This amount is expected to be recognized over a weighted-average period of 3.0 years.

The following summarizes the activity of restricted stock awards for the three months ended March 31, 2016:

		Weighted-
	Number of	Average Grant
	Units	Date Fair Value
Nonvested as of December 31, 2015	304	$14.80
Issued	345	8.71
Vested	(38)	18.59
Forfeited	-	-
Nonvested as of March 31, 2016	611	$11.12

Stock Options

The Company also issues common stock options. The following summarizes stock option activity for the three months ended March 31, 2016:

			Weighted-
			Average
		Weighted-	Remaining
	Number of	Average	Contractual	Aggregate
	Options	Exercise Price	Term (In Years)	Intrinsic Value
Balance outstanding as of December 31, 2015	2,559	$16.26	7.6	$1,945
Options granted	28	12.61
Options exercised	(2)	0.93
Options cancelled	(88)	15.18
Balance outstanding as of March 31, 2016	2,497	$16.26	7.4	$2,500
Vested and expected to vest at March 31, 2016	2,278	$16.33	7.2	$2,305
Exercisable as of March 31, 2016	1,402	$16.82	6.2	$913

The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying awards and the estimated fair value of the Company’s common stock at March 31, 2016 multiplied by the number of shares that would have been received by the option holders had all option holders exercised their options on March 31, 2016. The aggregate intrinsic value of options exercised during the three months ended March 31, 2016 and 2015 was $18 and $82, respectively.

The total unrecognized compensation cost related to outstanding stock options is $7,333 at March 31, 2016. This amount is expected to be recognized over a weighted-average period of 2.6 years.

The following table summarizes information about stock options outstanding and exercisable at March 31, 2016:

	Options Outstanding at March 31, 2016			Options Exercisable at March 31, 2016
		Weighted-
		Average
		Remaining
		Contractual Term	Weighted-Average		Weighted-Average
Range of Exercise Price	Number	(In Years)	Exercise Price	Number	Exercise Price
$0.10 - $1.90	5	1.0	$0.37	5	$0.37
$2.04 - $8.18	82	3.7	5.92	82	5.92
$9.95 - $15.02	1,221	7.5	12.69	637	13.99
$15.03 - $23.25	636	7.4	16.59	354	16.76
$23.78 - $29.14	553	7.6	25.45	326	25.29
Total	2,497	7.4	$16.26	1,404	$16.79

The fair value of common stock options for employees and non-employees is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:

	Three Months Ended
	March 31,
	2016	2015
Estimated dividend yield	0%	0%
Expected stock price volatility	44.13 - 44.44%	45.80 - 46.30%
Weighted-average risk-free interest rate	1.31 - 1.89%	1.36 - 1.70%
Expected life of options (in years)	6.25	6.25

Stock-based compensation expense of $1,034 and $1,145 was recorded during the three months ended March 31, 2016 and 2015, respectively, related to the Company’s outstanding stock options. The weighted average grant date fair value per share for stock options granted in the three months ended March 31, 2016 and 2015 was $5.66 and $6.86, respectively. The aggregate fair value of stock options that vested during the three months ended March 31, 2016 and 2015 was $1,115 and $1,314, respectively.

Employee Stock Purchase Plan

The Company adopted an Employee Stock Purchase Plan (the “Purchase Plan”) effective June 1, 2012. Eligible employees can contribute up to 10% of their gross earnings for each pay period, up to a maximum of $25 for any calendar year. Six month offering periods begin on December 1 and June 1 of each year. During the offering period eligible employees may elect to purchase shares of the Company’s common stock according to the terms of the offering. The per share purchase price is equal to the lesser of 85% of the fair market value of the Company’s common stock on the offering date or 85% of the fair market value of the Company’s common stock on the purchase date. The fair value of stock purchase rights granted under the Purchase Plan is estimated on the date of grant using the Black-Scholes option-pricing model. As of March 31, 2016, 817 shares of common stock were available for issuance to participating employees under the Purchase Plan. During the three months ended March 31, 2016 and 2015, the Company recognized stock-based compensation expense of $58 and $70, respectively, related to the Purchase Plan.

The fair value of stock purchase rights granted under the Purchase Plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:

	Three Months Ended
	March 31,
	2016	2015
Estimated dividend yield	0%	0%
Expected stock price volatility	47.20%	47.20%
Weighted-average risk-free interest rate	0.42%	0.08%
Expected life of options (in years)	0.5	0.5

Share Repurchase Program

On February 25, 2016, the Company announced that its Board of Directors has approved a share repurchase program that enables the Company to repurchase up to $30,000 of its outstanding common stock. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. The share repurchase program is scheduled to expire on December 31, 2017, although purchases may be suspended or discontinued at any time prior to the expiration date. The Company purchased 45 shares of treasury stock for $587 in the three months ended March 31, 2016. As of March 31, 2016, $29,413 of shares may yet be repurchased under the share repurchase program.

9. Income Taxes

The Company computes its provision for income taxes by applying the estimated annual effective tax rate, adjusted for any material items. The Company’s effective tax rate of (12.3)% for the three months ended March 31, 2016, was lower than the federal statutory rate of 35% primarily due to non-deductible expenses, the effect of federal R&D credits, a change in the federal tax rate from 34% to 35%, and an expected reduction in the state valuation allowance. The Company’s effective tax rate of (51.0)% for the three months ended March 31, 2015, was lower than the federal statutory rate of 34% primarily due to non-deductible expenses, including stock-based compensation and amortization of acquired intangibles.

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

11. Subsequent Events

   The Company evaluated subsequent events from April 1, 2016 through May 6, 2016, the date the consolidated financial statements were issued. We concluded that no subsequent events occurred that would require recognition or disclosure in the consolidated financial statements.

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

As used herein, except as otherwise indicated by context, references to “we,” “us,” “our,” or the “Company” refer to SciQuest, Inc.

Overview

We provide leading cloud-based business automation solutions for spend management that include:

●	spend analytics solutions that cleanse and classify spend data from a wide variety of sources and formats putting data and analytics to work to drive and measure cost savings;
●	sourcing solutions that create events, manage bids and award contracts automatically to simplify and optimize the bidding process;
●	supplier management solutions that automate the contract lifecycle from contract authoring, automated workflow approvals to a fully searchable archive of executed contracts;
●	procurement solutions that automate the purchasing process and drive contract compliance;
●	inventory management solutions that facilitate finding, sourcing and tracking chemicals and research supplies;
●	accounts payable solutions that automate the invoice processing and vendor payment processes; and
●	a supplier network that provides a single platform for all supplier interactions.

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

Our spend management solutions provide a significant return on investment for our customers by facilitating the reduction of spending on goods and services, enhancing the visibility and control over spending decisions and practices as well as optimizing the efficiency of key business processes. As a result of these benefits, our customers have the tools to focus on strategic initiatives that result in even greater value to their organizations.

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

Key Financial Terms and Metrics

We have several key financial terms and metrics. During the three months ended March 31, 2016, there were no changes with respect to our key financial terms and metrics, which are discussed in more detail under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations--Financial Terms and Metrics” included in our annual report on Form 10-K for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission on February 22, 2016.

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

During the three months ended March 31, 2016, there were no significant changes in our critical accounting policies or estimates. See Note 2 to our financial statements included elsewhere in this Quarterly Report on Form 10-Q and under the heading “Critical Accounting Policies” in our annual report on Form 10-K for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission on February 22, 2016, for additional information regarding our critical accounting policies, as well as a description of our other significant accounting policies.

Results of Operations

The following table sets forth, for the periods indicated, our results of operations:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Revenues	$26,895	$25,941
Costs of revenues (1) (2)	8,443	8,328
Gross profit	18,452	17,613
Operating expenses: (1)
Research and development	7,061	7,072
Sales and marketing	6,817	7,006
General and administrative	3,033	3,349
Amortization of intangible assets	615	735
Total operating expenses	17,526	18,162
Income (loss) from operations	926	(549)
Interest and other income (expense), net	281	(38)
Income (loss) before income taxes	1,207	(587)
Income tax (expense) benefit	(149)	298
Net income (loss)	$1,058	$(289)

(1)	Amounts include stock-based compensation expense, as follows:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Cost of revenues	$209	$185
Research and development	144	128
Sales and marketing	552	370
General and administrative	738	786
	$1,643	$1,469

(2)	Cost of revenues includes amortization of capitalized software development costs of:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Amortization of capitalized software development costs	$1,293	$917
Amortization of acquired software	497	497
	$1,790	$1,414

The following table sets forth, for the periods indicated, our results of operations expressed as a percentage of revenues:

	Three Months Ended March 31,
	2016	2015
Revenues	100%	100%
Cost of revenues	31	32
Gross profit	69	68
Operating expenses:
Research and development	26	27
Sales and marketing	26	27
General and administrative	11	13
Amortization of intangible assets	2	3
Total operating expenses	65	70
Income (loss) from operations	4	(2)
Interest and other income, net	1	0
Income (loss) before income taxes	5	(2)
Income tax (expense) benefit	(1)	1
Net income (loss)	4%	(1)%

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Revenues. Revenues for the three months ended March 31, 2016 were $26.9 million, an increase of $1.0 million, or 4%, over revenues of $25.9 million for the three months ended March 31, 2015. The increase in revenues resulted primarily from the recognition of revenue for a full three-month period for the new customers added in, and subsequent to, the three months ended March 31, 2015.

Cost of Revenues. Cost of revenues for the three months ended March 31, 2016 was $8.4 million, an increase of $0.1 million, or 1%, over cost of revenues of $8.3 million for the three months ended March 31, 2015. As a percentage of revenues, cost of revenues decreased to 31% for the three months ended March 31, 2016 from 32% for the three months ended March 31, 2015. The increase in dollar amount was primarily due to a $0.4 million increase in amortization of capitalized software development costs and a $0.2 million increase in other spend, which was partially offset by a $0.5 million decrease in employee-related costs attributable to our existing implementation services, supplier enablement services, customer support and client partner personnel. We had 176 full-time equivalents in our implementation services, supplier enablement services, customer support and client partner organizations at March 31, 2016 compared to 207 full-time equivalents at March 31, 2015.

Research and Development Expenses. Research and development expenses were $7.1 million for both the three months ended March 31, 2016 and 2015. As a percentage of revenues, research and development expenses decreased to 26% for the three months ended March 31, 2016 from 27% for the three months ended March 31, 2015. Capitalized software development costs increased $0.1 million, which was offset by a $0.1 million decrease in other research and development spend. We had 198 full-time equivalents in our research and development organization at March 31, 2016 compared to 215 full-time equivalents at March 31, 2015.

Sales and Marketing Expenses. Sales and marketing expenses for the three months ended March 31, 2016 were $6.8 million, a decrease of $0.2 million, or 3%, over sales and marketing expenses of $7.0 million for the three months ended March 31, 2015. As a percentage of revenues, sales and marketing expenses decreased to 26% for the three months ended March 31, 2016 from 27% for the three months ended March 31, 2015. The decrease in dollar amount was due primarily to a $0.6 million decrease in trade show costs, which was partially offset by a $0.2 million increase in stock-based compensation and a $0.2 million increase in other sales and marketing spend. We had 113 full-time equivalents in our sales and marketing organization at March 31, 2016 compared to 107 full-time equivalents at March 31, 2015.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2016 were $3.0 million, a decrease of $0.3 million, or 9%, from general and administrative expenses of $3.3 million for the three months ended March 31, 2015. As a percentage of revenues, general and administrative expenses decreased to 11% for the three months ended March 31, 2016 from 13% for the three months ended March 31, 2015. The decrease in dollar amount was primarily due to a $0.3 million decrease in recruiting costs. We had 26 full-time equivalents in our general and administrative organization at March 31, 2016 compared to 27 full-time equivalents at March 31, 2015.

Amortization of Intangible Assets. Amortization of intangible assets for the three months ended March 31, 2016 were $0.6 million, a decrease of $0.1 million, or 14%, from amortization of intangible assets of $0.7 million for the three months ended March 31, 2015. As a percentage of revenues, amortization of intangible assets decreased to 2% for the three months ended March 31,

2016 from 3% for the three months ended March 31, 2015. The decrease in dollar amount is due to a declining balance amortization basis.

Income Tax (Expense) Benefit. Income tax expense for the three months ended March 31, 2016 was $0.2 million, an increase in income tax expense of $0.5 million, or 166%, from an income tax benefit of $0.3 million for the three months ended March 31, 2015. The change in income tax (expense) benefit was primarily due to differences in our pre-tax net income and effective tax rates in each period.

Liquidity

Net Cash Flows from Operating Activities

Net cash used in operating activities was $4.1 million during the three months ended March 31, 2016. Our cash flow from operations is primarily a result of the timing of cash payments from our customers, offset by the timing of our cash expenditures, which are primarily employee salaries. Since annual subscription fees are typically due on each anniversary of contract signing, the amount of cash received for annual subscription fees typically fluctuates on a quarterly basis based on the historical levels of new business sales in that quarter. Due to lower historical sales levels in our first quarter, combined with the payment of annual bonuses from the prior year in our first quarter, our cash flow from operations is typically lowest in our first quarter. Due to the historical timing of client payments from second quarter sales, our cash flow from operations is lower in our second quarter as compared to our third and fourth quarters. The cash payments received from customers were approximately $21 million during the three months ended March 31, 2016. The cash expenditures for employee salaries, including incentive payments, were approximately $18 million during the three months ended March 31, 2016.

For the three months ended March 31, 2016, net cash used in operating activities of $4.1 million was primarily the result of $1.1 million of net income plus $1.6 million of stock-based compensation, $3.1 million of depreciation and amortization, a $2.5 million decrease in accounts receivable and a $0.3 million decrease in deferred commissions and other assets, less a $9.0 million decrease in deferred revenues and a $3.7 million decrease in accrued liabilities.

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

As of March 31, 2016, we had net operating loss carryforwards of approximately $204.6 million available to reduce future federal taxable income, which will begin to expire in 2018. Use of these carryforwards is subject to significant limitations. As of March 31, 2016, the Company believes that $6.0 million of the federal net operating loss carryforwards will be available for future utilization to the extent of future income. The Company has provided a valuation allowance for the remaining federal losses of $198.6 million due to uncertainty regarding the Company’s ability to fully realize these assets. In the future, we may fully utilize our available net operating loss carryforwards that are not subject to limitations and would begin making income tax payments at that time. In addition, the limitations on utilizing net operating loss carryforwards and other minimum state taxes may also increase our overall tax obligations. We expect that if we generate taxable income and/or we are not allowed to use net operating loss carryforwards for federal/state income tax purposes, our cash generated from operations will be adequate to meet our income tax obligations.

Net Cash Flows from Investing Activities

For the three months ended March 31, 2016, net cash used in investing activities was $8.8 million, consisting of purchases of $74.0 million of short-term investments, various capital expenditures of $0.4 million and capitalization of $1.4 million of software development costs, less maturities of $67.0 million of short-term investments. In general, our capital expenditures are for our network infrastructure to support our increasing customer base and growth in new business and for internal use, such as equipment for our employees.

For the three months ended March 31, 2015, net cash used in investing activities was $2.2 million, consisting of purchases of $32.5 million of short-term investments, various capital expenditures of $0.7 million and capitalization of $1.5 million of software development costs, less maturities of $32.5 million of short-term investments.

Net Cash Flows from Financing Activities

For the three months ended March 31, 2016, net cash used in financing activities was $0.3 million, consisting of $0.2 million in proceeds from the employee stock purchase plan less $0.5 million from the purchase of treasury stock.

For the three months ended March 31, 2015, net cash provided by financing activities was $0.3 million, consisting primarily of proceeds from employee stock purchase plan activity.

Share Repurchase Program

On February 25, 2016, the Company announced that its Board of Directors has approved a share repurchase program that enables the Company to repurchase up to $30 million of its outstanding common stock. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. The share repurchase program is scheduled to expire on December 31, 2017, although purchases may be suspended or discontinued at any time prior to the expiration date. The Company purchased 45,000 shares of treasury stock for approximately $0.6 million in the three months ended March 31, 2016. As of March 31, 2016, $29.4 million of shares may yet be repurchased under the share repurchase program.

Off-Balance Sheet Arrangements

As of March 31, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space, we do not engage in off-balance sheet financing arrangements. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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

Contractual and Commercial Commitment Summary

We have contractual obligations that require us to make future cash payments. During the three months ended March 31, 2016, there were no material changes in the contractual and commercial commitments that are discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations--Contractual and Commercial Commitment Summary” included in our annual report on Form 10-K for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission on February 22, 2016.

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

Foreign Currency Exchange Risk.

We bill and receive payments from our customers predominately in U.S. dollars as well as make payments predominately in U.S. dollars. Our primary exposure to foreign currencies results from payments made in Canadian dollars for payroll and other expenses relating to our office in Edmonton, Alberta, which represented approximately 10% of our total expenses in the quarter ended March 31, 2016. Although our results of operations could be adversely affected by a decline in the value of the U.S. dollar relative to the Canadian dollar, such a decline would have to be significant in order to have a material impact on our results of operations given our limited exposure to foreign currencies. The majority of our sales contracts are currently denominated in U.S. dollars. Therefore, we have minimal foreign currency exchange risk with respect to our revenue. If we further grow our sales outside the United States or establish other material operations outside the United States, we may become subject to greater risks with respect to changes in currency exchange rates.

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

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, an evaluation as of March 31, 2016 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2016, were effective for the purposes stated above.

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

There have been no material changes to the Risk Factors we previously disclosed in our annual report on Form 10-K for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission on February 22, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

Information related to the repurchases of the Company’s common stock by month in the first quarter of fiscal year 2016 is as follows:

				Approximate Dollar Value
			Total Number of Shares	of Shares that May Yet
			Purchased as Part of	be Purchased under the
	Total Number of Shares	Average Price Paid Per	Publicly Announced Plans	Share Repurchase
	Purchased	Share	or Programs	Program
January 2016	-	-	-	-
February 2016	-	-	-	$30,000,000
March 2016	45,000	$13.05	45,000	29,412,971
	45,000		45,000

On February 25, 2016, the Company announced that its Board of Directors has approved a share repurchase program that enables the Company to repurchase up to $30 million of its outstanding common stock. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. The share repurchase program is scheduled to expire on December 31, 2017, although purchases may be suspended or discontinued at any time prior to the expiration date.

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
Date: May 6, 2016